Form 10-K
period 2018-12-31
AKAMAI TECHNOLOGIES INC
filed 2019-02-28
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $12,071.0 million based on the last reported sale price of the Common Stock on the Nasdaq Global Select Market on June 29, 2018.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of February 21, 2019: 163,212,497 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K.

AKAMAI TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

PART I

Item 1. Business

Overview

Akamai provides solutions for delivering, optimizing and securing content and business applications over the Internet. At the core of our solutions is our globally-distributed Akamai Intelligent Edge Platform, which is designed to help our customers leverage the power and reach of the Internet while protecting them from malicious threats to their business. We deploy servers and technology at the “edge” of the Internet – establishing touch points on its perimeter in more than 130 countries and 1,700 networks around the world. This approach affords us unique insight and visibility into traffic volumes, attack patterns, vulnerabilities and other activities across this complex cloud of networks and systems. Leveraging these insights and our position at the edge, we offer our customers solutions designed to protect them from threats and attacks, while empowering them to engage, entertain and interact with end-users; extend their internal systems beyond their corporate perimeters to control access and better leverage the cloud; and help them avoid the burden of navigating and managing the web’s complexity.

We believe that the edge is the next frontier of digital business – the intersection of users, digital technology and transactions, cloud computing and entertainment – and that our security, performance and delivery solutions can enable our customers to take advantage of the opportunities this intersection creates.

Our Strategy

The technology landscape is rapidly evolving, driving businesses to want to enhance their digital capabilities to improve productivity, transform customer experiences, increase brand awareness and drive competitive advantage.

The network known as the Internet of Things, or IoT, is now connecting billions of devices that transmit large volumes of data from and within offices, hospitals, manufacturing plants, power grids, roads, schools and homes every second. We believe that new technologies like blockchain are emerging that promise to surpass the ability of current methods to process transactions more quickly and deliver data and content more securely. In addition, organizations seeking streamlined operations, digital transformation and improved cost management are increasing their reliance on servers and networks comprising the “cloud” based on the promise of agility and scale – a promise that has not always been realized.

At the same time, there are challenges and risks that have the potential to disrupt progress in every industry, compromise online experiences, and, in the most extreme cases, destroy value that took decades to build. Security threats are growing more sinister and advanced. Enterprise applications are moving from behind the firewall to the cloud while employees increasingly demand remote access from a variety of devices – which we believe makes securing access harder to achieve with just traditional perimeter defenses. More consumers are "cutting the cord" and consuming entertainment over the Internet rather than through traditional cable, and they are increasingly using mobile devices to view content and shop. Web pages are also vastly more complex than ever before with advertisements, videos, graphics and other third-party content, causing speed and reliability to suffer.

We believe that Akamai is uniquely positioned to help our customers capitalize on the opportunities and mitigate the risks presented by this dynamic environment. The Akamai Intelligent Edge Platform is architected to surround and extend a customer’s existing cloud architecture, so it can accelerate and secure cloud-based activities and workloads on a global scale, while also improving reliability and reducing cost. Our platform comprises more than 200,000 servers deployed around the world, tied together with sophisticated software and algorithms. Our software also resides on millions of end-user devices, as part of our work on client-assisted delivery for large media files. By placing integrated computing resources, data, content and security protection closer to end-users, at the edge, our technology is designed to extend our customers’ existing cloud solutions to deliver superior user experiences that are bi-directional, instantaneous, rich and secure. The platform is also architected to enable us to constantly monitor Internet conditions to:

•identify, absorb and block security threats;
•efficiently route traffic away from Internet trouble spots;
•detect what devices individuals are using and optimize content delivery to them;
•provide our customers with business, technical and analytical insights into their online operations; and
•understand different types of traffic visiting websites so that customers can respond to them.

We believe that our scale, unique technology, high-quality intellectual property portfolio, strong relationships with hundreds of leading telecommunications carriers and thousands of major brands on the web, and relentless and personalized attention to customer and partner needs create significant value for stockholders and provide a meaningful edge over competitors.

Our Solutions

We offer online solutions for the security, delivery and acceleration of websites and applications. We are trusted by a large percentage of the world’s most important brands, including hundreds of media companies, e-retailers, major governments, financial institutions and other leading enterprises. Across all of these customers, our mission is to make digital experiences fast, intelligent and secure.

Cloud Security Solutions

Our Cloud Security Solutions are designed to defend websites, applications and data centers against a multitude of cyberattacks. These solutions include:

•Web Application Protector – Web Application Protector is designed to safeguard web assets from web application and distributed denial of service, or DDoS, attacks, while improving performance. This offering provides easy-to-implement application security for organizations that do not have robust security teams or expertise.

•Kona Site Defender – Kona Site Defender is a cloud security solution that defends against network and application layer DDoS attacks, web application attacks and direct-to-origin attacks. This offering provides customizable protection for enterprises that want more control over their application security.

•Bot Manager – Bot Manager provides organizations with a flexible framework to better manage the wide array of bots, both helpful and malicious, accessing their websites. It offers the ability to identify bots, categorize different bots based on business or IT impact, and apply different management policies to mitigate that impact.

•Fast DNS – The Domain Name System, or DNS, translates human-readable domain names into numerical IP addresses to enable individuals who type in a website name to reach the desired location on the Internet. Our Fast DNS offering is a DNS resolution solution that is designed to quickly and dependably direct individuals to our customers' websites. Crucially, we have architected this service to protect against DNS-based DDoS attacks.

•Prolexic Routed – Prolexic Routed is a DDoS scrubbing solution that is designed to protect web- and IP-based applications, entire data centers and supporting network infrastructure from DDoS attacks. It provides cloud-based security against high-bandwidth, sustained DDoS attacks as well as potentially those that target specific applications and services.

•Client Reputation – Client Reputation provides an additional layer of security based on Akamai’s visibility into prior malicious behavior on the Akamai network. Our algorithms use both legitimate and attack traffic to profile the behavior of attacks, clients and applications. Client Reputation assigns risk scores to every known malicious IP address and enables customers to take action on individual clients based on the assessed risk to their organizations.

Enterprise Security Solutions

Our Enterprise Security Solutions are designed to help customers move from a legacy perimeter-based approach to security to what we refer to as a “Zero Trust” security model. Our approach is centered on dynamically controlling access to individual applications behind the network firewall and proactively protecting users from malware. Our key Enterprise Security Solutions include:

•Enterprise Application Access – Enterprise Application Access enables adaptive access to applications behind the firewall, based on identity and a multitude of dynamic security signals, without providing users access to our customer’s broader corporate network.

•Enterprise Threat Protector – Enterprise Threat Protector is designed to enable enterprise security teams to proactively and easily identify, block and mitigate targeted attacks such as malware, ransomware, phishing and data exfiltration that exploit DNS.

Web and Mobile Performance Solutions

The ultimate goal of our Web and Mobile Performance Solutions is to enable dynamic websites and applications to have instant response times, no matter where the user is, what device or browser they are using, or how they are connected to the Internet. This is accomplished through a variety of advanced technologies embedded in our platform, which can be thought of as a virtual Internet overlaying the native Internet. Key offerings include:

•Ion – Ion is a suite of intelligent performance optimization tools and controls designed to improve user experiences on the web and iOS and Android devices. This solution continuously monitors the end-user experience to adapt in real-time to changes in content, user behavior and connectivity.

•Dynamic Site Accelerator – Dynamic Site Accelerator is designed to improve reliability, increase the offload of traffic from origin servers and enhance network performance while handling the specific requirements of dynamically-generated content without a costly hardware buildout. Using real-time network optimizations and advanced caching techniques, this solution is designed to accelerate and secure interactive websites; helping customers to scale to meet sudden traffic surges arising from flash sales or other events.

•Image Manager – To help our customers cope with the multitude and variety of devices used by their users and the complexity of preparing images for delivery over the web, Image Manager automatically optimizes online images to attain the best combination of size, quality and file format suited for each image and device and automates the creation and delivery of tailored derivative image assets.

•CloudTest – CloudTest helps customers prepare for business-critical traffic events or changes to their Internet-facing environment by empowering them to conduct large-scale load testing safely. The solution allows customers to conduct additional analysis of their websites in a pre-production environment. Testing capabilities include web and mobile applications with real-time analytics and customizable dashboards that allow for root cause analysis while tests are in process.

•mPulse – mPulse is a real user monitoring offering that provides real-time website performance data to help customers improve their digital experiences. Using advance algorithms and data visualization tools, mPulse generates insights that enable enterprises to identify and address performance issues based on their impact on customer engagement, conversions, revenue and other key business metrics.

Media Delivery Solutions

In recent years, online and mobile gaming, as well as online streaming of movies, television and live events, have come to represent a significant percentage of traffic on the Internet. Providing solutions to optimize delivery of media content is an important part of our current and future strategy. Our Media Delivery Solutions are designed to enable enterprises to execute their digital media distribution strategies, not only by providing solutions to address their volume and global reach requirements but also by improving the end-user experience, boosting reliability and reducing the cost of Internet-related infrastructure. Our offerings include:

•Adaptive Media Delivery – We provide delivery solutions for video and music streaming that are designed to cope with variable connection speeds and different devices and to reach disparate locations around the world.

•Download Media Delivery – Our download delivery offering provides accelerated distribution for large file downloads, including games, progressive media (video and audio) files, documents and other file-based content.

•Media Services Live – This service helps simplify the preparation of live-streamed television, enabling our customers to reliably deliver high-quality live content to online audiences across multiple types of devices and platforms.

•Media Analytics – We offer a comprehensive suite of analytics tools to monitor online video viewing, while measuring audience engagement, and quality of service performance. These solutions are designed to provide actionable and relevant metrics to help businesses understand their entire media workflow from ingest to device.

•NetStorage – NetStorage is a globally-distributed cloud storage solution for our customers' content that offers automatic geographically-dispersed replication that is architected for resiliency, high availability and real time performance optimization.

Carrier Solutions

With the growth in consumer adoption of IP-delivered television and online/mobile gaming, carriers around the world have experienced significant traffic increases, resulting in congestion across networks from aggregation to backbone to interconnection. Compounding this challenge, security and personalized services are now critical for carriers to protect and grow their revenue and subscriber bases. To address these needs, our carrier offerings are designed to help customers operate a cost-efficient network that capitalizes on traffic growth and new subscriber services by reducing the complexity of building a content delivery network, or CDN, and interconnecting access providers. We also help carriers provide security and personalization services for consumer households and business subscribers. Our carrier offerings include:

•Aura Managed CDN – Aura Managed CDN is a scalable, turnkey CDN solution designed to provide network operators with CDN capabilities through an infrastructure that is maintained by Akamai. With it, an operator can leverage the same CDN techniques used by Akamai, but on servers that are dedicated to the network operator's services. Operators can deliver multi-screen video services and large objects, plus offer commercial CDN services, relying on Akamai CDN experts and technology for content provisioning, delivery and reporting.

•DNS Infrastructure – We offer intelligent recursive DNS platforms built for effective management of DNS traffic in licensed, managed and cloud-based solutions. To improve subscriber experience, our DNS Infrastructure solutions manage subscriber preferences and enable security and personalization services that are designed for network operators.

•Security and Personalization Services – Used in conjunction with our DNS Infrastructure offerings, Akamai’s Secure Consumer product is a cybersecurity solution designed to protect a carrier’s consumer subscribers and IoT devices from phishing, viruses, ransomware and malware.  The solution includes parental controls that allow subscribers to tailor Internet access for each family member from a simple web page.  Our Secure Business product is a solution designed to let carriers easily deploy cyberthreat protection to prevent ransomware, phishing, botnets and zero-day malware attacks to their small- and medium-sized business customers.

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

Our Technology and Network

The Akamai Intelligent Edge Platform provides the technological underpinnings for all of our solutions. We use data generated in connection with each of our solutions to improve and augment the functionality of our overlay network and, in turn, to improve the effectiveness of our other solutions. In this approach, insights and learnings are integrated across the broader platform in support of our entire solution portfolio.

The Akamai Intelligent Edge Platform leverages more than 200,000 servers deployed in more than 1,700 networks ranging from large, backbone network providers to medium and small Internet service providers, or ISPs, to cable modem and satellite providers to universities and other networks. By deploying servers within a wide variety of networks across more than 130 countries, we are better able to manage and control routing and delivery quality to geographically diverse users. We also have thousands of peering relationships that provide us with direct paths to end-user networks, which reduce data loss, while also potentially giving us more options for delivery at reduced cost.

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

Our platform offers flexibility too. Customers can control the extent of their use of Akamai 's technology to scale on demand, using as much or as little capacity of the global platform as they require, to support widely varying traffic and rapid growth without the need for expensive and complex internal infrastructure.

Customers

As of December 31, 2018, our customers included many of the world's leading corporations, including Adobe, Airbnb, Alibaba, Autodesk, Carnival Corporation, Concur, Crate & Barrel, eBay, Electronic Arts, Epic Games, FedEx, Fidelity Investments, General Electric, Honda, IKEA, Japan Airlines, JetBlue, Lowe’s Companies, Maersk Transportation & Logistics, Marriott, NBCUniversal, Panasonic, Panera Bread, PayPal, Philips, Qualcomm, Rabobank, Sony Interactive Entertainment, Spotify, Telefonica, The Coca-Cola Company, Ticketmaster, Toshiba, Turner Broadcasting, Ubisoft and Viacom. We also actively sell to government agencies. As of December 31, 2018, our public-sector customers included the Federal Aviation Administration, the U.S. Census Bureau, the U.S. Department of Defense, the U.S. Department of Labor, the U.S. Department of State and the U.S. Securities and Exchange Commission.

No customer accounted for 10% or more of total revenue for any of the years ended December 31, 2018, 2017 and 2016. Less than 10% of our total revenue in each of the years ended December 31, 2018, 2017 and 2016 was derived from contracts or subcontracts terminable at the election of the federal government, and we do not expect such contracts to account for more than 10% of our total revenue in 2019.

Sales, Service and Marketing

We market and sell our solutions globally through our direct sales and service organization and through many channel partners including AT&T, Deutsche Telecom, IBM, Orange Business Services and Telefonica Group. In addition to entering into agreements with resellers, we have several other types of sales and marketing focused alliances with entities such as system integrators, application service providers, referral partners and sales agents. By aligning with these partners, we believe we are better able to market our solutions and encourage increased adoption of our technology throughout the industry.

Our sales, service and marketing professionals are based in locations across the Americas, Europe, the Middle East and Asia and focus on direct and channel sales, sales operations, professional services, account management and technical consulting. As of December 31, 2018, we had 3,660 employees in these roles.

To support our sales efforts and promote the Akamai brand, we conduct comprehensive marketing programs. Our marketing strategies include an active public relations campaign, print advertisements, online advertisements, participation at trade shows, strategic alliances, ongoing customer communication programs, training and sales support.

Competition

The market for our solutions is intensely competitive and characterized by rapidly changing technology, evolving industry standards and frequent new product and service innovations. We expect competition for our offerings to increase both from existing competitors and new market entrants. We compete primarily on the basis of:

•	the performance and reliability of our solutions;

•	return on investment in terms of cost savings and new revenue opportunities for our customers;

•	reduced infrastructure complexity;

•	sophistication and functionality of our offerings;

•	scalability;

•	security;

•	ease of implementation and use of service;

•	customer support; and
•price.

We compete with companies offering products and services that address Internet performance problems, including companies that provide Internet content delivery and hosting services, security solutions, technologies used by network operators to improve the efficiency of their systems, streaming content delivery services and equipment-based solutions for Internet performance problems, such as load balancers and server switches. Other companies offer online distribution of digital media assets through advertising-based billing or revenue-sharing models that may represent an alternative method for charging for the delivery of content and applications over the Internet. In addition, existing and potential customers may decide to purchase or develop their own hardware, software or other technology solutions rather than rely on a third-party provider like us.

We believe that we compete favorably with other companies in our industry through the global scale of the Akamai Intelligent Edge Platform, which we believe provides the most effective means of meeting the needs of enterprise customers and is unique to us. In our view, we also benefit from the superior quality of our offerings, our customer service and the information we can provide to our customers about their online operations and value.

Proprietary Rights and Licensing

Our success and ability to compete are dependent on developing and maintaining the proprietary aspects of our technology and operating without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. As of December 31, 2018, we owned, or had exclusive rights to, more than 375 U.S. patents covering our technology as well as patents issued by other countries. Our U.S.-issued patents have terms extendable to various dates between 2019 and 2037. We do not believe that the expiration of any particular patent in the near future would be materially detrimental to our business. In October 1998, we entered into a license agreement with the Massachusetts Institute of Technology, or MIT, under which we were granted a royalty-free, worldwide exclusive right to use and sublicense the intellectual property rights of MIT under various patent applications and copyrights relating to Internet content delivery technology. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

Employees

As of December 31, 2018, we had 7,519 full-time and part-time employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical, managerial and other personnel for whom competition is intense. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good, and we have been acknowledged in respected publications as an excellent place to work.

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

We may face slowing revenue growth which could negatively impact our profitability and stock price.

In future periods, our revenue growth may not continue. In particular, our percentage revenue growth rate in 2019 is likely to be lower than in recent years. Our revenue depends on the continued growth of demand for our solutions and our ability to maintain the prices we charge for our solutions. Our traditional offerings, particularly our Media and Web Performance services, are subject to increasing pricing pressure in certain verticals due to competition and business conditions affecting those customers. Inability to maintain prices negatively impacts our profitability. Our revenue results may also fluctuate for many other reasons including the following:

•	our ability to retain and increase sales of additional solutions to existing customers, attract new customers, and satisfy our customers’ demands;

•	commoditization of our delivery-based solutions, which would lead to lower prices and loss of customers to competitors;

•	our ability to develop and sell new solutions that are not easily replicable by competitors;

•	the impact of multi-vendor policies designed to reduce reliance on any particular provider, such as us;

•	changes in our customer contracting models from a committed revenue structure to a "pay-as-you-go" approach, which would make it easier for customers to stop doing business with us;

•	changes in usage or adoption rates of the Internet, e-commerce and electronic devices;

•	the impact of competition across our business;

•	inability of our customers, particularly commerce, travel and media companies, to continue their operations and spending levels; and

•	general economic conditions.

We may be unable to maintain or improve our current level of profitability.

Our ability to maintain or improve our profitability is contingent on our ability to increase our revenue and limit our expenses. We base our decisions about expense levels and investments on estimates of our future revenue and future anticipated rate of growth; however, many of our expenses are fixed cost in nature for some minimum amount of time so it may not be possible to reduce costs in a timely manner or without incurring fees to exit certain obligations early. As a result, leveraging the Akamai Intelligent Edge Platform by increasing the amount of traffic we deliver is key to profitable revenue growth. Numerous factors can impact traffic growth including:

•	the pace of introduction of over-the-top (often referred to as OTT) video delivery initiatives by our customers;

•	the popularity of our customers' streaming offerings as compared to those offered by companies that do not use our solutions;

•	the pace at which our customers' enterprise applications move from behind the firewall to the cloud;

•	media and other customers utilizing their own data centers and implementing delivery approaches that limit or eliminate reliance on third party providers like us; and

•	macro-economic market and industry pressures.

If we are unable to increase revenue and limit expenses, our results of operations would suffer.

If we are unable to compete effectively, our business will be adversely affected.

We compete in markets that are intensely competitive and rapidly changing. Our current and potential competitors vary by size, product and service offerings, and geographic region and range from start-ups that offer solutions competing with a discrete part of our business to large technology or telecommunications companies that offer, or may be planning to introduce, products and services that are broadly competitive with what we do. The primary competitive factors in our market are: differentiation of technology, global presence, customer service, technical expertise, security, ease-of-use, breadth of services offered, price, and financial strength. Our competitors include some of our current partners and customers.

Many of our current and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, broader product portfolios, longer operating histories, greater brand recognition and more established relationships in the industry than we do. As a result, some of these competitors may be able to:

•
develop superior products or services, gain greater market acceptance for their products and services, enter new markets more easily, and expand their service offerings more efficiently or more rapidly;

•	combine their products that are competitive with ours with other solutions they offer in a way that makes our offerings less appealing to current and potential customers;

•	adapt to new or emerging technologies and changes in customer requirements more quickly;

•	take advantage of acquisition, investment and other opportunities more readily;

•	adopt more aggressive pricing policies and allocate greater resources to the promotion, marketing, and sales of their products and services; and

•	dedicate greater resources to the research and development of their products and services.

Smaller and more nimble competitors may be able to:

•	attract customers by offering less sophisticated versions of products and services than we provide at lower prices than those we charge;

•	develop new business models that are disruptive to us; and

•	respond more quickly than we can to new or emerging technologies, changes in customer requirements and market and industry developments, resulting in superior offerings.

Existing and potential customers may not purchase our solutions, or may limit their use of them, because they:

•	pursue a "do-it-yourself" approach by putting in place equipment, software and other technology solutions for content and application delivery within their internal systems;

•	enter into relationships directly with network providers instead of relying on an overlay network like ours; or

•	implement multi-vendor policies to reduce reliance on any particular external providers such as us.

Ultimately, increased competition of all types could result in price and revenue reductions, loss of customers and loss of market share, each of which could materially impact our business, profitability, financial condition, results of operations and cash flows.

If we do not continue to develop new solutions that are attractive to enterprises, our revenues and operating results could be adversely affected.

It is important to our revenue growth and profitability that we enter into new business areas that present significant value-generating investment opportunities. We must do so in a rapidly-changing technology environment where it can be difficult to anticipate the needs of potential customers, where competitors may develop products and services that are, or may be viewed as, better than ours and where it can be costly to acquire other companies. The process of developing new solutions is complex and uncertain; we must commit significant resources to developing new services or features without knowing whether our investments will result in solutions the market will accept, and we may choose to invest in business areas for which a viable market for our products does not ultimately develop. This could cause our expenses to grow more rapidly than our revenue. There is often a lengthy period between commencing development initiatives and bringing new or improved solutions to market. During this time, technology preferences, customer demand and the market for our solutions, or those introduced by our competitors, may move in directions that we had not anticipated when we decided to pursue such initiatives. Furthermore, we may not successfully execute our technology initiatives because of errors in planning, timing or execution, technical or operational hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources.

Failure to invest in areas that can potentially provide a positive return or to adequately develop, on a cost-effective basis, innovative new or enhanced solutions that are attractive to customers and profitable to us and an inability to keep pace with rapid technological and market changes could have a material effect on our business, results of operations, financial condition and cash flows.

Cybersecurity breaches and attacks on our platform could lead to significant costs and disruptions that could harm our business, financial results and reputation.

In the regular course of business, we transmit and store our customers' information, data and encryption keys as well as our own; customer information and data may, in turn, include individual data of and about their end-users. Maintaining the security and availability of our solutions, network and internal IT systems and the security of information we hold is a critical issue for us and our customers. Internet-based attacks on our customers and our own network are frequent and take a variety of forms, including DDoS attacks, infrastructure attacks, botnets, malicious file uploads, cross-site scripting, credential abuse, ransomware, bugs, viruses, worms and malicious software programs. Malicious actors can attempt to fraudulently induce employees or suppliers to disclose sensitive information through illegal electronic spamming, phishing or other tactics. In addition, unauthorized parties may attempt to gain physical access to our facilities in order to infiltrate our information systems.

Cyberthreats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. We may have no current capability to detect certain vulnerabilities, which may allow them to persist in an environment over long periods of time. Cyberthreats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and customers. Breaches of our facilities, network, or data security could disrupt the security of our systems and business applications, impair our ability to provide solutions to our customers and protect their data, result in product development delays, compromise confidential or technical business information thereby harming our reputation or competitive position, result in theft or misuse of our intellectual property or other assets, expose us to fines or other penalties, require us to allocate more resources to improved technologies, or otherwise adversely affect our business.

To defend against security threats to our internal IT systems and our cloud-based services, we must continuously engineer more secure solutions, enhance security and reliability features, improve the deployment of software updates to address security vulnerabilities, develop mitigation technologies that help to secure customers from attacks, and maintain the digital security infrastructure that protects the integrity of our network, products, and services. The cost of these steps could reduce our operating margins. If we fail to do these things well, actual or perceived security vulnerabilities in our solutions, data corruption issues, or reduced performance could harm our reputation and lead customers to reduce or delay future purchases of our solutions, or to use competing products or services.

Similar security risks exist with respect to our business partners and the third-party vendors that we rely on for aspects of our information technology support services and administrative functions. As a result, we are subject to risks that the activities of our business partners and third-party vendors may adversely affect our business even if an attack or breach does not directly target our systems.

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

We expect to continue to pursue acquisitions and other types of strategic relationships that involve technology sharing or close cooperation with other companies. Acquisitions and other complex transactions are accompanied by a number of risks, including the following:

•	difficulty integrating the technologies, operations and personnel of acquired businesses;

•	potential disruption of our ongoing business;

•	potential distraction of management;

•	diversion of business resources from core operations;

•	expenses related to the transactions;

•	failure to realize synergies or other expected benefits;

•	increased accounting charges such as impairment of goodwill or intangible assets, amortization of intangible assets acquired and a reduction in the useful lives of intangible assets acquired; and

•	potential unknown liabilities associated with acquired businesses.

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

The information technology industry and the markets in which we compete have grown significantly over the life of our company and continue to evolve rapidly in response to new technological advances, changing business models and other factors. We and the other companies that compete in this industry and these markets experience continually shifting business relationships, commercial focuses and business priorities, all of which occur in reaction to industry and market forces and the emergence of new opportunities. These shifts have led or could lead to:

•	our customers or partners becoming our competitors;

•	our network suppliers becoming partners with us or, conversely, no longer seeking to work with us;

•	our working more closely with hardware providers;

•	large technology companies that previously did not appear to show interest in the markets we seek to address entering into those markets as our competitors; and

•	needing to expand into new lines of business or to change or abandon existing strategies.

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

Our future operating results will depend on our ability to manage our operations. As a result of the diversification of our business, personnel growth, increased usage of alternative working arrangements, acquisitions and international expansion in recent years, many of our employees are now based outside of our Cambridge, Massachusetts headquarters; however, most key management decisions are made by a relatively small group of individuals based primarily at our headquarters. If we are unable to appropriately increase management depth, enhance succession planning and decentralize our decision-making at a pace commensurate with our actual or desired growth rates, we may not be able to achieve our financial or operational goals. It is also important to our continued success that we hire qualified personnel, properly train them and manage out poorly-performing personnel, all while maintaining our corporate culture and spirit of innovation. If we are not successful in these efforts, our growth and operations could be adversely affected.

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

Over the past several years, we have implemented internal restructurings and reorganizations designed to reduce the size and cost of our operations, improve operational efficiencies, enhance our ability to pursue market opportunities and accelerate our technology development initiatives. We may take similar steps in the future as we seek to realize operating synergies, optimize our operations to achieve our target operating model and profitability objectives, respond to market forces, or better reflect changes in the strategic direction of our business. Disruptions in operations may occur as a result of taking these actions. Taking these actions may also result in significant expense for us, including with respect to workforce reductions, as well as decreased productivity due to employee distraction, and unanticipated employee turnover. Substantial expense or business disruptions resulting from restructuring and reorganization activities could adversely affect our operating results.

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

None of our officers or key employees is bound by an employment agreement for any specific term. Members of our senior management team have left Akamai over the years for a variety of reasons, and we cannot be certain that there will not be additional departures, which, if they occur, may be disruptive to our operations and detrimental to our future outlook. The loss of the services of any of our key employees or our inability to attract and retain new talent could hinder or delay the implementation of our business model and the development and introduction of, and negatively impact our ability to sell, our solutions.

Our stock price has been, and may continue to be, volatile, and your investment could lose value.

The market price of our common stock has historically been volatile. Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

•	quarterly variations in operating results;

•	announcements by our customers related to their businesses that could be viewed as impacting their usage of our solutions;

•	market speculation about whether we are a takeover target or considering a strategic transaction;

•	activism by any single large stockholder or combination of stockholders;

•	changes in financial estimates and recommendations by securities analysts;

•	failure to meet the expectations of securities analysts;

•	purchases or sales of our stock by our officers and directors;

•	macro-economic factors;

•	repurchases of shares of our common stock;

•	successful cyber-attacks affecting our network or systems;

•	performance by other companies in our industry; and

•	geopolitical conditions such as acts of terrorism or military conflicts.

Furthermore, our revenue, particularly that portion attributable to usage of our solutions beyond customer commitments, can be difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. This concern is particularly acute with respect to our media and commerce customers for which holiday sales are a key but unpredictable driver of usage of our solutions. In the future, our customer contracting models may change to move away from a committed revenue structure to a "pay-as-you-go" approach. The absence of a minimum revenue commitment would make it easier for customers to stop doing business with us, which would create additional challenges with our forecasting processes. Because a significant portion of our cost structure is largely fixed in the short-term, revenue shortfalls tend to have a disproportionately negative impact on our profitability. If we announce revenue or profitability results that do not meet or exceed our guidance or make changes in our guidance with respect to future operating results, our stock price may decrease significantly as a result.

Any of these events, as well as other circumstances discussed in these Risk Factors, may cause the price of our common stock to fall. In addition, the stock market in general, and the market prices of stock of publicly-traded technology companies in particular, have experienced significant volatility that often has been unrelated to the operating performance of affected companies. These broad stock market fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.

Defects or disruptions in our solutions could diminish demand for our solutions or subject us to substantial liability.

Our solutions are highly complex and are designed to be deployed in and across numerous large and complex networks that we do not control. From time to time, we have needed to correct errors and defects in the software that underlies our platform that have given rise to service incidents or otherwise impacted our operations. We have also experienced customer dissatisfaction with the quality of some of our media delivery and other services, which has led to loss of business and could lead to loss of customers in the future. While we have robust quality control processes in place, there may be additional errors and defects in our software that may adversely affect our operations. We may not have in place adequate quality assurance procedures to ensure that we detect errors in our software in a timely manner, and we may have insufficient resources to efficiently address multiple service incidents happening simultaneously or in rapid succession. If we are unable to efficiently and cost-effectively fix errors or other problems that may be identified and improve the quality of our solutions or systems, or if there are unidentified errors that allow persons to improperly access our services or systems, we could experience loss of revenue and market share, damage to our reputation, increased expenses, delayed payments and be exposed to legal actions by our customers.

We may experience insufficient transmission and co-location space, which could result in disruptions to our services and loss of revenue.

Our operations are dependent in part upon transmission capacity provided by third party telecommunications network providers and access to co-location facilities to house our servers. There can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers, particularly those under cyber-attack. The bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including payment disputes, network providers going out of business, natural disasters, networks imposing traffic limits, or governments adopting regulations that impact network operations. In some regions, network providers may choose to compete with us and become unwilling to sell us adequate transmission capacity at fair market prices. This risk is heightened where market power is concentrated with one or a few major networks. We also may be unable to move quickly enough to augment capacity to reflect growing traffic or security demands. Failure to put in place the capacity we require to operate our business effectively could result in a reduction in, or disruption of, service to our customers and ultimately a loss of those customers.

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

•
interpretations of laws or regulations that would subject us to regulatory supervision or, in the alternative, require us to exit a country, which could lead to loss of significant revenues and have a negative impact on the quality of our solutions;

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

We entered into a Non-Prosecution Agreement with the U.S. Securities and Exchange Commission, or the Commission, in June 2016 in connection with the previously-disclosed investigation relating to sales practices in a country outside the U.S. In the event we violate the terms of this Non-Prosecution Agreement, we could be subject to additional investigation or enforcement by the Commission or the Department of Justice. Although we have implemented policies and procedures designed to ensure compliance with the Non-Prosecution Agreement and relevant laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies or applicable laws. Any such violations could result in fines and penalties, criminal sanctions against us or our employees and prohibitions on the conduct of our business and on our ability to offer our solutions in one or more countries. They could also materially affect our brand or reputation, our global operations, any international expansion efforts, our ability to attract and retain employees, our business overall, and our financial results.

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

Privacy laws are rapidly proliferating, changing and evolving globally. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. New laws, such as the European Union General Data Protection Regulation, or GDPR, and the California Consumer Privacy Act of 2018, and industry self-regulatory codes have been enacted and more are being considered that may affect our ability to reach current and prospective customers, to understand how our solultions are being used, and to respond to customer requests allowed under the laws, and how we use data generated from our network. Any perception that our business practices, our data collection activities or how our splutions operate represent an invasion of privacy, whether or not consistent with current regulations and industry practices, may subject us to public criticism (or boycotts), class action lawsuits, reputational harm, or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to liability. Compliance with GDPR and other laws may be administratively difficult and expensive.

We also have a publicly-available privacy policy concerning our collection, use and disclosure of customer and user data. Any failure, or perceived failure, by us to comply with our posted privacy policy could result in damage to our reputation or proceedings or actions against us, which could potentially have an adverse effect on our business.

We may need to defend against patent or copyright infringement claims, which would cause us to incur substantial costs or limit our ability to use certain technologies in the future.

As we expand our business and develop new technologies, products and services, we may become increasingly subject to intellectual property infringement and other claims, including those that may arise under international laws. In many cases, we have agreed to indemnify our customers and channel and strategic partners if our solutions infringe or misappropriate specified intellectual property rights; therefore, we could become involved in litigation or claims brought against customers or channel or strategic partners if our solutions or technology are the subject of such allegations. Any litigation or claims, whether or not valid, brought against us or pursuant to which we indemnify our customers or channel or strategic partners could result in substantial costs and diversion of resources and require us to do one or more of the following:

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

We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection. We have previously brought lawsuits against entities that we believed were infringing our intellectual property rights but have not always prevailed. Such lawsuits can be expensive and require a significant amount of attention from our management and technical personnel, and the outcomes are unpredictable. Monitoring unauthorized use of our solutions is difficult, and we cannot be certain that the steps we have taken or will take will prevent unauthorized use of our technology. Furthermore, we cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us. If we are unable to protect our proprietary rights from unauthorized use, the value of our intellectual property assets may be reduced. Although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Such licenses may also be non-exclusive, meaning our competition may also be able to access such technology.

We rely on certain “open-source” software the use of which could result in our having to distribute our proprietary software, including our source code, to third parties on unfavorable terms, which could materially affect our business.

Certain of our offerings use software that is subject to open-source licenses. Open-source code is software that is freely accessible, usable and modifiable; however, certain open-source code is governed by license agreements, the terms of which could require users of such software to make any derivative works of the software available to others on unfavorable terms or at no cost. Because we use open-source code, we may be required to take remedial action in order to protect our proprietary software. Such action could include replacing certain source code used in our software, discontinuing certain of our products or taking other actions that could be expensive and divert resources away from our development efforts. In addition, the terms relating to disclosure of derivative works in many open-source licenses are unclear. If a court interprets one or more such open-source licenses in a manner that is unfavorable to us, we could be required to make certain of our key software available at no cost. Furthermore, open-source software may have security flaws and other deficiencies that could make our solutions less reliable and damage our business.

We may be unsuccessful at developing and maintaining strategic relationships with third parties that expand our distribution channels and increase revenue, which could significantly limit our long-term growth.

Achieving future success will likely require us to maintain and increase the number and depth of our relationships with resellers, systems integrators, product makers and other strategic partners and to leverage those relationships to expand our distribution channels and increase revenue. If we become reliant on a small number of large partners, any termination of our relationship with one of them could have an adverse impact on our financial condition. The need to develop such relationships can be particularly acute in areas outside of the U.S. We have not always been successful at developing these relationships due to the complexity of our solutions, our historical reliance on an internal sales force, and other factors. Recruiting and retaining qualified channel partners and training them in the use of our technology and solutions and ensuring that they are compliant with our ethical expectations requires significant time and resources. In order to develop and expand our distribution channel, we must continue to expand and improve our portfolio of solutions as well as the systems, processes and procedures that support our channels. Those systems, processes and procedures may become increasingly complex and difficult to manage. The time and expense required for the sales and marketing organizations of our channel partners to become familiar with our offerings, including our new services developments, may make it more difficult to introduce those products to enterprises. Our failure to maintain and increase the number and quality of relationships with channel partners, and any inability to successfully execute on the partnerships we initiate, could significantly impede our revenue growth prospects in the short and long term.

If the accounting estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may be adversely affected.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments about, among other things, taxes, revenue recognition, stock-based compensation costs, capitalization of internal-use software development costs, investments, contingent obligations, allowance for doubtful accounts, intangible assets, and restructuring charges. These estimates and judgments affect, among other things, the reported amounts of our assets, liabilities, revenue and expenses, the amounts of charges accrued by us, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, actual results may differ materially from our estimates and we may need to, among other things, accrue significant additional charges that could adversely affect our results of operations, which in turn could adversely affect our stock price. In addition, new accounting pronouncements and interpretations of accounting pronouncements have occurred and may occur in the future that could adversely affect our reported financial results.

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

We have complied with Section 404 of the Sarbanes-Oxley Act of 2002 by assessing, strengthening and testing our system of internal controls. Even though we concluded our internal control over financial reporting and disclosure controls and procedures were effective as of the end of the period covered by this report, we need to continue to maintain our processes and systems and adapt them to changes as our business evolves and we rearrange management responsibilities and reorganize our business. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive and time-consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as our business changes, including by expanding our operations in different markets, increasing reliance on channel partners and completing acquisitions, our internal controls may become more complex and we will be required to expend significantly more resources to ensure our internal controls remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact, even if quickly remediated, could reduce the market's confidence in our financial statements and harm our stock price.

Any failure to meet our debt obligations would damage our business.

As of the date of this report, we had total par value of $1,150.0 million of convertible senior notes outstanding due in 2025. We also entered into a credit facility in May 2018 that provides for an initial $500.0 million in revolving loans; under specified circumstances, we would be able to borrow an additional $500.0 million thereunder. Our ability to repay any amounts we borrow under our credit facility, refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the applicable indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through future borrowing under the credit facility or the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make cash payments upon conversion of the notes, we would be required to issue significant amounts of our common stock, which would be dilutive to the stock of existing stockholders. If we do not have sufficient cash to repurchase the notes following a fundamental change, we would be in default under the terms of the notes, which could seriously harm our business. Although the terms of our credit facility include certain financial ratios that potentially limit our future indebtedness, the terms of the notes do not do so. If we incur significantly more debt, this could intensify the risks described above.

Fluctuations in foreign currency exchange rates affect our operating results in U.S. dollar terms.

An increasing portion of our revenue is derived from international operations, growing to 38.0% of overall revenues in 2018 as compared to 34.2% in 2017. Revenue generated and expenses incurred by our international subsidiaries are often denominated in the currencies of the local countries. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries are translated from local currencies into U.S. dollars. In addition, our financial results are subject to changes in exchange rates that impact the settlement of transactions in non-functional currencies. While we have implemented a foreign currency hedging program to mitigate transactional exposures, there is no guarantee that such program will be effective.

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

From time to time, we are or may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent, commercial, product liability, breach of contract, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. In addition, under our charter, we could be required to indemnify and advance expenses to our directors and officers in connection with their involvement in certain actions, suits, investigations and other proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses.

Furthermore, because litigation is inherently unpredictable and may not be covered by insurance, there can be no assurance that the results of any litigation matters will not have an adverse impact on our business, results of operations, financial condition or cash flows.

Facilities transitions could be disruptive to our operations and may result in unanticipated expense and adverse effects to our cash position and cash flows.

We plan to move into our new headquarters building in Cambridge, Massachusetts in late 2019. This location represents our largest office in terms of square footage and employee headcount. Relocating our operations may be costly and could be disruptive and adversely affect productivity in the short term. We could also face unanticipated expenses associated with the transition that could adversely impact our cash position and cash flows.

General global market and economic conditions may have an adverse impact on our operating performance, results of operations and cash flows.

Our business has been and could continue to be affected by general global economic and market conditions. To the extent economic conditions impair our customers' ability to profitably monetize the content we deliver on their behalf, they may reduce or eliminate the traffic we deliver for them. Such reductions in traffic would lead to a reduction in our revenue. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure, customer loss, a deceleration in commerce over the Internet and corresponding decrease in traffic delivered over our network and failures by customers to pay amounts owed to us on a timely basis or at all. Suppliers on which we rely for servers, bandwidth, co-location and other solutions could also be negatively impacted by economic conditions that, in turn, could have a negative impact on our operations or expenses.

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

Provisions of our charter, by-laws and Delaware law could make it more difficult for a third party to control or acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•
a classified board structure that is being phased out over time so that only approximately one-third of our Board of Directors is up for re-election this year and only approximately two-thirds of our Board of Directors will be up for re-election in 2020;

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently occupy approximately 380,000 square feet of property in Cambridge, Massachusetts where our primary corporate offices are located. The majority of the current leases for such space are scheduled to expire in December 2019. In November 2016, we executed a lease for a new primary headquarters space at 145 Broadway in Cambridge, Massachusetts, which is currently under construction. The lease is for approximately 480,000 square feet and is expected to commence when the building is substantially completed, which is expected in the fourth quarter of 2019. The initial lease term is 15 years. During 2017, we also extended our lease for 150 Broadway in Cambridge, Massachusetts, which represents 177,000 square feet of our current footprint in Cambridge, Massachusetts. The term of the extended lease is coterminous with the 145 Broadway lease.

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

As of February 21, 2019, there were 225 holders of record of our common stock.

We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying or declaring any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the fourth quarter of 2018 (in thousands, except share and per share data):

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
October 1, 2018 – October 31, 2018	1,227,300	$65.34	1,227,300	$43,888
November 1, 2018 – November 30, 2018	623,295	70.41	623,295	1,100,000
December 1, 2018 – December 31, 2018	—	—	—	1,100,000
Total	1,850,595	$67.05	1,850,595	$1,100,000

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share.

(3)	Includes commissions paid.

(4)
In February 2016, the Board of Directors authorized a $1.0 billion share repurchase program effective from February 2016 through December 2018. In March 2018, the Board of Directors authorized a $416.7 million increase to the share repurchase program, such that the amount that is authorized and available for repurchase in 2018 is $750.0 million. Subsequently, effective November 2018, the Board of Directors authorized an additional $1.1 billion repurchase program through December 2021.

During the year ended December 31, 2018, we repurchased 10.2 million shares of our common stock for an aggregate of $750.0 million.

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

The following table sets forth selected financial data for the last five fiscal years (in thousands, except per share data):

Year ended December 31,	2018	2017	2016	2015	2014
Revenue	$2,714,474	$2,489,035	$2,347,988	$2,197,448	$1,963,874
Total costs and operating expenses	2,351,975	2,174,746	1,881,478	1,731,298	1,474,355
Income from operations	362,499	314,289	466,510	466,150	489,519
Net income	298,373	222,766	320,727	321,406	333,948
Basic net income per share	1.78	1.30	1.83	1.80	1.87
Diluted net income per share	1.76	1.29	1.82	1.78	1.84
Cash, cash equivalents and marketable securities	2,101,171	1,279,528	1,616,329	1,524,235	1,628,284
Total assets	5,461,770	4,648,916	4,432,190	4,181,684	4,001,546
Convertible senior notes – Due 2019	686,552	662,913	640,087	624,288	604,851
Convertible senior notes – Due 2025	874,080	—	—	—	—
Other long-term liabilities	185,121	166,840	156,329	110,319	117,349
Total stockholders’ equity	3,191,860	3,362,469	3,270,218	3,120,848	2,945,335

Prior period information as of and for the years ended December 31, 2017 and 2016 has been restated for the adoption of the new accounting standard for revenue recognition, which we adopted on January 1, 2018. Under this standard, the way revenue is recognized changed for some of our contracts with customers and primarily impacts the timing of recognizing revenue from a small number of licensed software customers. As a result of the new standard we also began capitalizing certain commission and incentive payments. The financial data as of and for the years ended December 31, 2015 and 2014 has not been restated for these new accounting standards. See Note 2 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for more details regarding this new accounting pronouncement.

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

Overview

We provide solutions for delivering, optimizing and securing content and business applications over the Internet. The key factors that influence our financial success are our ability to build on recurring revenue commitments for our performance and security offerings, increase media traffic on our network, develop new products and carefully manage our capital spending and other expenses.

Revenue

For most of our solutions, our customers commit to contracts having terms of a year or longer, which allows us to have a consistent and predictable base level of revenue. In addition to a base level of revenue, we are also dependent on media customers where usage of our solutions is more variable. As a result, our revenue is impacted by the amount of media and software download traffic we serve on our network, the rate of adoption of gaming, social media and video platform offerings, the timing and variability of customer-specific one-time events and the impact of seasonal variations on our business. The ability to expand our product portfolio and to effectively manage the prices we charge for our solutions are also key factors impacting our revenue growth.

We have observed the following trends related to our revenue in recent years:

•
Increased sales of our security solutions have made a significant contribution to revenue growth. We plan to continue to invest in this area with a focus on further enhancing our product portfolio and extending our go-to-market capabilities.

•
We have increased committed recurring revenue from our solutions by increasing sales of incremental solutions to our existing customers and adding new customers; however, we have also experienced slower revenue growth in recent quarters particularly in our web performance solutions. We expect the trend of slower revenue growth to continue in 2019 as our commerce customers experience financial pressure, we face contract renewals with large media and other customers and we experience the absence of as many large media-driven events in 2019 as compared to 2018.

•
The prices paid by some of our customers have declined particularly in the context of contract renewals, reflecting the impact of competition. Our revenue would have been higher absent these price declines.

•
We have experienced increases in the amount of traffic delivered for customers that use our solutions for video, gaming, social media and software downloads, contributing to an increase in our revenue. However, in recent years we have experienced moderation in traffic usage from, and revenue attributable to, large Internet platform companies such as Amazon, Apple, Facebook, Google, Microsoft and Netflix that rely on their internal infrastructure to deliver more of their media content. We refer to these companies as our Internet Platform Customers. We do not anticipate their usage of our solutions to decrease at the same rate in the future.

•
We have experienced variations in certain types of revenue from quarter to quarter. In particular, we experience higher revenue in the fourth quarter of each year for some of our solutions as a result of holiday season activity. In addition, we experience quarterly variations in revenue attributable to, among other things, the nature and timing of software and gaming releases by our customers using our software download solutions; whether there are large live sporting or other events that increase the amount of media traffic on our network; and the frequency and timing of purchases of custom solutions.

Expenses

Our level of profitability is also impacted by our expenses, including direct costs to support our revenue such as bandwidth and co-location costs. We have observed the following trends related to our profitability in recent years:

•
Our profitability improved significantly in 2018 as compared to 2017 due to higher revenues as well as the effects of cost savings and efficiency initiatives we have undertaken. We expect to continue to undertake efforts intended to improve the efficiency of operations. We anticipate profitability improvement in 2019 but at a lower rate as compared to 2018. We believe we can achieve additional improvement in 2020.

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

•
Payroll and related compensation costs grew in 2018 due to headcount increases in 2017, particularly in our professional services and engineering teams to support our revenue growth and strategic initiatives. During the year ended December 31, 2017 we increased our headcount by approximately 1,100 employees, while headcount remained relatively flat during 2018. We expect to continue to hire employees, both domestically and internationally, in support of our strategic initiatives but do not expect overall headcount to increase significantly in 2019.

•
Depreciation and amortization expense related to our network equipment and internal-use software development costs increased by $51.2 million during 2018 as compared to 2017. Due to the software and hardware initiatives we have undertaken to manage our global network more efficiently, we expect the useful lives of our network assets to be extended. This change is expected to decrease depreciation expense related to our network equipment during 2019 as compared to 2018.

We retrospectively adopted the new accounting standard for revenue recognition on January 1, 2018; accordingly, prior period results have been revised for the adoption of the new standard. The changes to our revenue recognition approach under this new standard primarily impact the timing of recognizing revenue from a small number of licensed software customers. There is little impact to revenue from our core Web and Media solutions. As a result of the change, we also began capitalizing certain commission and incentive payments. The revisions as a result of adopting the new standard did not have a material impact on our annual revenue or results of operations, but did cause quarter-over-quarter fluctuations.

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

Results of Operations

The following sets forth, as a percentage of revenue, consolidated statements of income data for the years indicated:

	2018	2017	2016
Revenue	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	35.1	35.2	34.5
Research and development	9.1	8.9	7.1
Sales and marketing	19.1	19.3	18.2
General and administrative	21.1	20.5	18.7
Amortization of acquired intangible assets	1.2	1.2	1.1
Restructuring charge	1.0	2.2	0.4
Total costs and operating expenses	86.6	87.3	80.0
Income from operations	13.4	12.7	20.0
Interest income	1.0	0.7	0.6
Interest expense	(1.6)	(0.8)	(0.8)
Other (expense) income, net	(0.1)	—	0.2
Income before provision for income taxes	12.7	12.6	20.0
Provision for income taxes	1.6	3.7	6.2
Net income	11.1%	8.9%	13.8%

Revenue

Revenue during the periods presented is as follows (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2018	2017	% Change	% Change at Constant Currency	2017	2016	% Change	% Change at Constant Currency
Web Division	$1,446,052	$1,305,401	10.8%	10.2%	$1,305,401	$1,138,492	14.7%	14.7%
Media and Carrier Division	1,268,422	1,183,634	7.2	6.8	1,183,634	1,209,496	(2.1)	(2.1)
Total revenue	$2,714,474	$2,489,035	9.1%	8.6%	$2,489,035	$2,347,988	6.0%	6.0%

The increase in our revenue in 2018 as compared to 2017 was primarily the result of higher media traffic volumes, increased sales of our new product offerings and continued strong growth in our Cloud Security Solutions. Cloud Security Solutions revenue for the year ended December 31, 2018 was $657.9 million, compared to $485.5 million for the year ended December 31, 2017, which represents a 35.5% increase. The increase in our revenue in 2017 as compared to 2016 was primarily the result of continued strong growth from our Cloud Security Solutions and from new product introductions. Overall, however, the revenue growth rates for 2017 were negatively impacted by the "do-it-yourself" efforts of our Internet Platform Customers. Cloud Security Solutions revenue for the year ended December 31, 2017 was $485.5 million, compared to $369.0 million for the year ended December 31, 2016, which represents a 31.6% increase.

The increase in Web Division revenue for 2018 as compared to 2017 was due to increased purchases of new solutions and upgrades to existing services by this customer base. Increased sales of our Cloud Security Solutions to Web Division customers, in particular our Kona Site Defender and Prolexic solutions, as well as our new Bot Manager offering were a principal contributor to our overall revenue growth. The increase in Web Division revenue in 2017 as compared to 2016 was due to increased demand across most of our customer base, particularly for our Cloud Security Solutions.

The increase in Media and Carrier Division revenue for 2018 as compared to 2017 was primarily the result of increased customer traffic volumes from video delivery and gaming customers and sales of Cloud Security Solutions to this customer base. The increase in Media and Carrier Division revenue was partially offset by a decline in revenue from our Internet Platform Customers to $174.8 million in 2018 as compared to $203.3 million in 2017. Excluding these customers, revenue increased within the Media and Carrier Division by 11.7% for 2018 as compared to 2017. The decrease in Media and Carrier Division revenue for 2017 as compared to 2016, was primarily the result of decreased traffic from our Internet Platform Customers. Excluding these customers, revenue increased within the Media and Carrier Division by 2.6% for 2017 as compared to 2016.

Revenue derived in the U.S. and internationally during the periods presented is as follows (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2018	2017	% Change	% Change at Constant Currency	2017	2016	% Change	% Change at Constant Currency
U.S.	$1,683,272	$1,637,198	2.8%	2.8%	$1,637,198	$1,629,298	0.5%	0.5%
International	1,031,202	851,837	21.1	19.7	851,837	718,690	18.5	18.6
Total revenue	$2,714,474	$2,489,035	9.1%	8.6%	$2,489,035	$2,347,988	6.0%	6.0%

The reduced revenue from our Internet Platform Customers negatively impacted our U.S. revenue growth rates for the years ended December 31, 2018 and 2017, as these customers are based in the U.S. For the year ended December 31, 2018, approximately 38% of our revenue was derived from our operations located outside of the U.S., compared to 34% for the year ended December 31, 2017, and 31% for the year ended December 31, 2016. No single country outside of the U.S. accounted for 10% or more of revenue during any of these periods.

During 2018 and 2017, we continued to see strong revenue growth from our operations in the Asia-Pacific region. Changes in foreign currency exchange rates positively impacted our revenue by $11.2 million in 2018 as compared to 2017, and negatively impacted our revenue by $0.4 million in 2017 as compared to 2016.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2018	2017	% Change	2017	2016	% Change
Bandwidth fees	$154,853	$168,092	(7.9)%	$168,092	$168,202	(0.1)%
Co-location fees	128,082	130,181	(1.6)	130,181	129,904	0.2
Network build-out and supporting services	88,543	75,209	17.7	75,209	61,320	22.7
Payroll and related costs	238,920	216,760	10.2	216,760	189,514	14.4
Stock-based compensation, including amortization of prior capitalized amounts	45,765	36,677	24.8	36,677	31,145	17.8
Depreciation of network equipment	150,458	143,825	4.6	143,825	140,777	2.2
Amortization of internal-use software	146,864	105,093	39.7	105,093	88,244	19.1
Total cost of revenue	$953,485	$875,837	8.9%	$875,837	$809,106	8.2%
As a percentage of revenue	35.1%	35.2%		35.2%	34.5%

The increase in total cost of revenue for 2018 as compared to 2017 was primarily due to increases in:

•
amortization of internal-use software as we continued to release internally-developed software onto our network related to new product launches and significant enhancements to our existing services throughout 2017 and 2018;

•	payroll and related costs, as well as stock-based compensation, due to increased hiring in our services team in 2017 to support revenue growth; and

•	amounts paid for network build-out and supporting services related to installation fees and investments in our network.

These increases were partially offset by decreases in our bandwidth and co-location fees as we have been able to more effectively manage our network and reduce our costs.

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

During 2019 we plan to continue to focus our efforts on expanding our operating margins, including continuing to manage our bandwidth and co-location costs. We do anticipate amortization of internal-use software development costs will increase in 2019 as we plan to continue making investments in our network with the expectation that our customer base will continue to expand and that we will continue to deliver more traffic to existing customers; however, these costs are not expected to increase as a percentage of revenue. We also expect to change the estimated useful lives of our network servers from four years to five years. Due to software and hardware initiatives we have undertaken to manage our global network more efficiently, we expect the useful lives our of network assets to be extended. This change is expected to decrease depreciation expense related to our network equipment during 2019 as compared to 2018.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2018	2017	% Change	2017	2016	% Change
Payroll and related costs	$365,713	$322,604	13.4%	$322,604	$253,351	27.3%
Stock-based compensation	44,034	38,863	13.3	38,863	29,739	30.7
Capitalized salaries and related costs	(174,373)	(148,998)	17.0	(148,998)	(122,084)	22.0
Other expenses	10,791	9,965	8.3	9,965	6,622	50.5
Total research and development	$246,165	$222,434	10.7%	$222,434	$167,628	32.7%
As a percentage of revenue	9.1%	8.9%		8.9%	7.1%

The increases in research and development expenses for 2018 as compared to 2017 and 2017 as compared to 2016, were due to increases in payroll and related costs as a result of headcount growth in 2017 to support investments in new product development and network scaling, and as a result of employees acquired through acquisitions. These increases were partially offset by increases in capitalized salaries and related costs due to continued investment in internal-use software deployed on our network.

Stock-based compensation in 2017 as compared to 2016 increased due to increased headcount and market adjustments of award sizes to existing employees due to competition for certain engineering talent.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. For the years ended December 31, 2018, 2017 and 2016, we capitalized $31.9 million, $26.8 million and $21.4 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, which is generally two years, but can be up to seven years based on the software developed and its expected useful life.

We expect research and development costs to increase in 2019 as we maintain our focus on innovation. However, we do not expect these costs to increase as a percentage of revenue.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2018	2017	% Change	2017	2016	% Change
Payroll and related costs	$388,320	$342,719	13.3%	$342,719	$310,099	10.5%
Stock-based compensation	64,372	60,247	6.8	60,247	55,407	8.7
Marketing programs and related costs	41,796	48,551	(13.9)	48,551	36,904	31.6
Other expenses	22,865	30,005	(23.8)	30,005	25,475	17.8
Total sales and marketing	$517,353	$481,522	7.4%	$481,522	$427,885	12.5%
As a percentage of revenue	19.1%	19.3%		19.3%	18.2%

The increases in sales and marketing expenses for 2018 as compared to 2017 and 2017 as compared to 2016 were primarily due to growth in payroll and related costs from headcount increases in 2017 to support our divisions' go-to-market strategies in pursuit of growth opportunities. Our marketing programs and related costs in 2017 as compared to 2016, also increased in support of our go-to-market strategies and ongoing geographic expansion.

During 2019 we plan to continue to focus our efforts on expanding our operating margins, while we continue to refine and optimize our go-to-market efforts.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2018	2017	% Change	2017	2016	% Change
Payroll and related costs	$188,635	$194,199	(2.9)%	$194,199	$163,348	18.9%
Stock-based compensation	53,514	44,884	19.2	44,884	41,073	9.3
Depreciation and amortization	80,014	76,128	5.1	76,128	65,780	15.7
Facilities-related costs	86,107	80,452	7.0	80,452	72,549	10.9
Provision for doubtful accounts	2,672	3,209	(16.7)	3,209	1,235	159.8
Acquisition-related costs	2,868	23,373	(87.7)	23,373	1,028	2,173.6
License of patent	(17,146)	(16,421)	4.4	(16,421)	(8,577)	91.5
Legal and stockholder matter costs	23,091	—	nm	—	—	—
Endowment of Akamai Foundation	50,000	—	nm	—	—	—
Professional fees and other expenses	104,312	103,341	0.9	103,341	103,480	(0.1)
Total general and administrative	$574,067	$509,165	12.7%	$509,165	$439,916	15.7%
As a percentage of revenue	21.1%	20.5%		20.5%	18.7%

The increase in total general and administrative expenses for 2018 as compared to 2017 was primarily due to increases in:

•
a one-time endowment to the Akamai Foundation, an organization founded by certain current and former employees of the Company with a mission of supporting youth education, with a focus on mathematics, as well as other charitable causes;

•
legal and stockholder matter costs related to a settlement charge from our litigation with Limelight Networks, Inc., or Limelight, and costs related to amounts paid to professional service providers for advisory services provided in connection with a non-routine stockholder matter; and

•	stock-based compensation, primarily due to performance-based awards which experienced higher achievement in 2018 as compared to 2017.

These increases were partially offset by a decrease to acquisition-related costs due to the release of an indemnification receivable in 2017 related to a prior acquisition and a decrease to payroll and related costs as a result of our efficiency efforts.

The increase in total general and administrative expenses for 2017 as compared to 2016 was primarily due to increases in:

•	payroll and related costs, specifically in our network infrastructure and information technology functions in support of our security infrastructure growth and network scaling and efficiency efforts;

•
facilities-related costs and depreciation and amortization due to expansion of company infrastructure throughout 2016 and 2017 to support investments in engineering, go-to-market capacity and enterprise expansion initiatives, particularly expansion of our facility footprint; and

•	acquisition-related costs due to the release of an indemnification receivable related to a prior acquisition.

General and administrative expenses for 2018 and 2017 are broken out by category as follows (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2018	2017	% Change	2017	2016	% Change
Global functions	197,377	$201,539	(2.1)%	$201,539	$189,485	6.4%
As a percentage of revenue	7.3%	8.1%		8.1%	8.1%
Infrastructure	308,915	297,465	3.8	297,465	255,855	16.3
As a percentage of revenue	11.4%	12.0%		12.0%	10.9%
Other	67,775	10,161	567.0	10,161	(5,424)	nm
Total general and administrative expenses	$574,067	$509,165	12.7%	$509,165	$439,916	15.7%
As a percentage of revenue	21.1%	20.5%		20.5%	18.7%

Global functions expense includes payroll, stock-based compensation and other employee-related costs for administrative functions, including finance, purchasing, order entry, human resources, legal, information technology and executive personnel, as well as third-party professional service fees. Infrastructure expense includes payroll, stock-based compensation and other employee-related costs for our network infrastructure functions, as well as facility rent expense, depreciation and amortization of facility and IT-related assets, software and software-related costs, business insurance and taxes. Our network infrastructure function is responsible for network planning, sourcing, architecture evaluation and platform security. Other expense includes acquisition-related costs, provision for doubtful accounts, legal settlements, non-routine stockholder matter costs, the endowment of the Akamai Foundation, transformation costs and the license of a patent.

The increase in other general and administrative expenses in 2018 as compared to 2017 was the result of a one-time endowment to the Akamai Foundation, costs related to the settlement of litigation with Limelight and amounts paid to professional service providers for advisory services in connection with a non-routine stockholder matter.

The increase in infrastructure general and administrative expenses in 2017 as compared to 2016 was the result of facilities-related costs and depreciation and amortization due to expansion of company infrastructure throughout 2016 and 2017 to support investments in engineering, go-to-market capacity and enterprise expansion initiatives, particularly expansion of our facility footprint. The increase in other general and administrative expenses in 2017 as compared to 2016 was due to the release of an indemnification receivable related to a prior acquisition.

During 2019 we plan to continue to focus our efforts on expanding our operating margins, and in particular, assessing areas of third-party spending and the automation of manual tasks.

Amortization of Acquired Intangible Assets

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2018	2017	% Change	2017	2016	% Change
Amortization of acquired intangible assets	$33,311	$30,904	7.8%	$30,904	$26,642	16.0%
As a percentage of revenue	1.2%	1.2%		1.2%	1.1%

The increase in amortization of acquired intangible assets in 2018 as compared to 2017 and 2017 as compared to 2016 was the result of amortization of assets related to our 2016 and 2017 acquisitions.

Based on acquired intangible assets as of December 31, 2018, future amortization is expected to be approximately $36.6 million, $33.9 million, $28.0 million, $22.4 million and $17.1 million for the years ending December 31, 2019, 2020, 2021, 2022 and 2023, respectively.

Restructuring Charge

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2018	2017	% Change	2017	2016	% Change
Restructuring charge	$27,594	$54,884	(49.7)%	$54,884	$10,301	432.8%
As a percentage of revenue	1.0%	2.2%		2.2%	0.4%

The restructuring charge in 2018 was primarily the result of management actions intended to re-balance investments to ensure long-term growth and scale. The restructuring charge relates to certain headcount reductions and software charges for software not yet placed into service that will not be implemented due to this action.

The restructuring charge in 2017 was primarily the result of management actions intended to shift focus to more critical areas of the business and away from products that have not seen expected commercial success. The restructuring was also intended to facilitate cost efficiencies and savings. The restructuring charge relates to certain headcount and facility reductions and certain capitalized internal-use software charges for software not yet placed into service that will not be completed and implemented due to this action.

The restructuring charge in 2016 was primarily the result of changes to our organizational structure to reorganize and consolidate our products and development groups and global sales, services and marketing teams into divisions centered on our solutions. The restructuring charge relates to severance expenses for impacted employees and charges for internal-use software not yet placed into service that will not be completed and launched due to changing priorities as part of the reorganization.

In addition to the actions described above, we have also recognized restructuring charges for redundant employees, facilities and contracts associated with completed acquisitions in each of the three years presented.

We expect to incur additional restructuring charges of up to $12.0 million in 2019 as a result of the action committed to in the fourth quarter of 2018. These charges will include severance and related expenses for terminations in the first quarter of 2019.

Non-Operating Income (Expense)

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2018	2017	% Change	2017	2016	% Change
Interest income	$26,940	$17,855	50.9%	$17,855	$14,702	21.4%
As a percentage of revenue	1.0%	0.7%		0.7%	0.6%
Interest expense	$(43,202)	$(18,839)	129.3%	$(18,839)	$(18,638)	1.1%
As a percentage of revenue	(1.6)%	(0.8)%		(0.8)%	(0.8)%
Other (expense) income, net	$(3,148)	$887	(454.9)%	$887	$3,788	(76.6)%
As a percentage of revenue	(0.1)%	—%		—%	0.2%

For the periods presented, interest income primarily consists of interest earned on invested cash balances and marketable securities. The increase to interest income in 2018 as compared to 2017 was primarily the result of increased cash, cash equivalents and marketable securities balances as a result of our May 2018 issuance of $1,150.0 million in par value of convertible senior notes due 2025.

Interest expense is related to our debt transactions, which are described in Note 11 to the consolidated financial statements included elsewhere in this annual report on Form 10-K. The increase to interest expense for 2018 as compared to 2017 was primarily due to the May 2018 issuance of $1,150.0 million in par value of convertible senior notes due 2025, which bear regular interest of 0.125%, but have an effective interest rate of 4.26% due to the conversion feature.

Other (expense) income, net for the years ended December 31, 2018, 2017 and 2016 primarily represents net foreign exchange gains and losses mainly due to foreign currency exchange rate fluctuations on intercompany and other non-functional currency transactions. Other (expense) income, net may fluctuate in the future based on changes in foreign currency exchange rates or other events. Other (expense) income, net also includes gains and losses from certain equity investments.

Provision for Income Taxes

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2018	2017	% Change	2017	2016	% Change
Provision for income taxes	$44,716	$91,426	(51.1)%	$91,426	$145,635	(37.2)%
As a percentage of revenue	1.6%	3.7%		3.7%	6.2%
Effective income tax rate	13.0%	29.1%		29.1%	31.2%

For the year ended December 31, 2018, our effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the effects of stock-based compensation in accordance with authoritative guidance for share-based payments, a decrease in the provisional amount of the one-time transition tax that was recorded in 2017, the release of certain tax reserves related to the expiration of local statutes and the benefit of U.S. federal, state and foreign research and development credits. These benefits were partially offset by an intercompany sale of intellectual property and state income taxes.

For the year ended December 31, 2017, our effective income tax rate was lower than the federal statutory tax rate due to the composition of income from foreign jurisdictions that is taxed at lower rates compared to the statutory tax rates in the U.S., the re-measurement of deferred taxes at lower tax rates expected to be in place upon realization due to the U.S. Tax Cuts and Jobs Act, or TCJA, which was enacted in December 2017, the impacts of the release of the acquisition-related reserve due to the expiration of the relevant statute of limitations and U.S. federal, state and foreign research and development credits. These benefits were partially offset by a provisional charge for the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings taken as part of the TCJA, the effects of stock-based compensation in accordance with authoritative guidance for share-based payments and state income taxes.

For the year ended December 31, 2017, the net impact of the TCJA described above was a provisional net tax expense of $26.0 million which is comprised of a one-time transition tax expense of $43.4 million on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, offset by a $17.4 million tax benefit related to the re-measurement of deferred tax assets and liabilities due to the lower corporate income tax rate. As of December 31, 2018, we have finalized the accounting for all of the tax effects of the TCJA and recorded a reduction of the transition tax expense of $5.5 million and an increase to the tax benefit related to the re-measurement of deferred tax assets and liabilities of $2.4 million.

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

The decrease in the provision for income taxes for 2018 as compared to 2017 was mainly due to the reduction in the U.S. federal statutory tax rate from 35.0% to 21.0% as part of the TCJA that was enacted in December 2017, an increase in the excess tax benefit related to stock-based compensation and the net impact of the TCJA recorded in 2017. These amounts were partially offset by an intercompany sale of intellectual property and an increase in non-deductible executive compensation.

The decrease in the provision for income taxes for 2017 as compared to 2016 was mainly due to a decrease in profit before tax, the re-measurement of deferred taxes at lower tax rates expected to be in place upon realization as a result of the TCJA, the impacts of the release of an acquisition-related reserve due to the expiration of the relevant statute of limitations and an increase in U.S. federal, state and foreign research and development credits. These benefits were partially offset by a decrease in the domestic production activities deduction and a provisional charge for the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as a result of the TCJA.

Our effective income tax rate may fluctuate between fiscal years and from quarter to quarter due to items arising from discrete events, such as tax benefits from the disposition of employee equity awards, tax law changes and settlements of tax audits and assessments. Our effective income tax rate is also impacted by, and may fluctuate in any given period because of, the composition of income in foreign jurisdictions where tax rates differ depending on the local statutory rates.

Refer to Note 18 to the consolidated financial statements included elsewhere in this annual report on Form 10-K for additional information regarding unrecognized tax benefits that, if recognized, would impact the effective income tax rate in the next 12 months and for the potential impact that current litigation related to an adverse audit finding could have on our results of operations.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Income from operations	$362,499	$314,289	$466,510
Amortization of acquired intangible assets	33,311	30,904	26,642
Stock-based compensation	183,813	164,308	144,506
Amortization of capitalized stock-based compensation and capitalized interest expense	28,603	19,953	15,439
Restructuring charge	27,594	54,884	10,301
Acquisition-related costs	2,868	23,374	1,064
Legal and stockholder matter costs	23,091	—	890
Endowment of Akamai Foundation	50,000	—	—
Transformation costs	7,730	—	—
Non-GAAP income from operations	$719,509	$607,712	$665,352

GAAP operating margin	13%	13%	20%
Non-GAAP operating margin	27%	24%	28%

The following table reconciles GAAP net income to non-GAAP net income for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Net income	$298,373	$222,766	$320,727
Amortization of acquired intangible assets	33,311	30,904	26,642
Stock-based compensation	183,813	164,308	144,506
Amortization of capitalized stock-based compensation and capitalized interest expense	28,603	19,953	15,439
Restructuring charge	27,594	54,884	10,301
Acquisition-related costs	2,868	23,374	1,064
Legal and stockholder matter costs	23,091	—	890
Endowment of Akamai Foundation	50,000	—	—
Transformation costs	7,730	—	—
Amortization of debt discount and issuance costs	41,958	18,839	18,638
Loss (gain) on investments	1,481	(450)	(4,807)
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(86,391)	(82,817)	(52,661)
Non-GAAP net income	$612,431	$451,761	$480,739

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the years ended December 31, 2018, 2017 and 2016 (shares in thousands):

	2018	2017	2016
GAAP net income per diluted share	$1.76	$1.29	$1.82
Amortization of acquired intangible assets	0.20	0.18	0.15
Stock-based compensation	1.09	0.95	0.82
Amortization of capitalized stock-based compensation and capitalized interest expense	0.17	0.12	0.09
Restructuring charge	0.16	0.32	0.06
Acquisition-related costs	0.02	0.14	0.01
Legal and stockholder matter costs	0.14	—	0.01
Endowment of Akamai Foundation	0.30	—	—
Transformation costs	0.05	—	—
Amortization of debt discount and issuance costs	0.25	0.11	0.11
Loss (gain) on investments	0.01	—	(0.03)
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.51)	(0.48)	(0.30)
Non-GAAP net income per diluted share (1)	$3.62	$2.62	$2.73

Shares used in per share calculations	169,188	172,711	176,215

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

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Net income	$298,373	$222,766	$320,727
Amortization of acquired intangible assets	33,311	30,904	26,642
Stock-based compensation	183,813	164,308	144,506
Amortization of capitalized stock-based compensation and capitalized interest expense	28,603	19,953	15,439
Restructuring charge	27,594	54,884	10,301
Acquisition-related costs	2,868	23,374	1,064
Legal and stockholder matter costs	23,091	—	890
Interest income	(26,940)	(17,855)	(14,702)
Endowment of Akamai Foundation	50,000	—	—
Transformation costs	7,730	—	—
Amortization of debt discount and issuance costs	43,202	18,839	18,638
Provision for income taxes	44,716	91,426	145,635
Depreciation and amortization	372,606	321,456	292,221
Loss (gain) on investments	1,481	(450)	(4,807)
Other expense (income), net	1,667	(437)	1,019
Adjusted EBITDA	$1,092,115	$929,168	$957,573
Adjusted EBITDA margin	40%	37%	41%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of December 31, 2018, our cash, cash equivalents and marketable securities, which primarily consisted of commercial paper and corporate bonds, totaled $2.1 billion. Factoring in our convertible senior notes of $1.8 billion, our net cash at December 31, 2018 was $261.2 million. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as accounts receivable, deferred revenues, accounts payable and various accrued expenses, as well as changes in our capital and financial structure due to common stock repurchases, debt repurchases and issuances, purchases and sales of marketable securities and similar events. We believe our strong balance sheet and cash position are important competitive differentiators that provide the financial flexibility necessary to make investments at opportune times. We expect to continue to evaluate strategic investments to strengthen our business.

As of December 31, 2018, we had cash and cash equivalents of $351.7 million held in accounts outside the U.S. As a result of the TCJA, we have recorded a tax expense of $39.4 million related to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2018. We made an election to pay the transition tax in installments over an eight-year period. We have sufficient cash in the U.S. to pay this tax obligation and do not need to rely on cash outside the U.S. for payment. The TCJA also provides for a territorial tax system in the U.S., which may provide companies with the ability to repatriate earnings with minimal U.S. federal income tax impact. As a result, our liquidity is not materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S. For additional information, including information on the impact of the TCJA, see Note 18 to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Cash Provided by Operating Activities

	For the Years Ended December 31,
(in thousands)	2018	2017	2016
Net income	$298,373	$222,766	$320,727
Non-cash reconciling items included in net income	679,648	590,249	517,649
Changes in operating assets and liabilities	30,306	(12,032)	33,436
Net cash flows provided by operating activities	$1,008,327	$800,983	$871,812

The increase in cash provided by operating activities for 2018 as compared to 2017 was primarily due to increased profitability in 2018, lower cash paid for income taxes due to a lower U.S federal statutory tax rate due to the TCJA during 2018 and the timing of collections and payments of other working capital items. The increase in cash provided by operating activities for the 2018 as compared to 2017 was partially offset by a one-time contribution to the Akamai Foundation of $50.0 million, as well as higher annual bonus payouts in the first quarter of 2018 due to increased headcount from hiring in 2017.

The decrease in cash provided by operating activities for 2017 as compared to 2016 was primarily due to lower profitability as a result of the restructuring charge in 2017 and higher expenses as a result of our 2017 acquisitions. Payroll and related costs, including annual bonus and commissions payouts, were higher in 2017 as compared to 2016 due to increased headcount and higher bonus and commission attainment levels.

Cash Used in Investing Activities

	For the Years Ended December 31,
(in thousands)	2018	2017	2016
Cash paid for acquired businesses, net of cash acquired	$(79)	$(369,073)	$(95,439)
Purchases of property and equipment and capitalization of internal-use software development costs	(405,741)	(414,778)	(316,289)
Net marketable securities activity	(98,647)	326,272	(58,484)
Other investing activities	(2,066)	(1,586)	786
Net cash used in investing activities	$(506,533)	$(459,165)	$(469,426)

The increase in cash used in investing activities in 2018 as compared to 2017 was driven by marketable securities activities. In 2017 we did not reinvest all proceeds from sales and maturities of our marketable securities which created a cash inflow in that year. The increase in cash used in investing activities in 2018 as compared to 2017 was partially offset by the cash paid in 2017 for the acquisitions of Nominum, Inc. and Soasta, Inc.

The decrease in cash used in investing activities in 2017 as compared to 2016 was driven by a decrease in marketable securities activities. This was offset by the funding our 2017 acquisitions of Nominum and Soasta. We also increased our purchases of property and equipment in 2017 as compared to 2016 to support both network and facility expansion.

Subsequent to December 31, 2018, we acquired Janrain, Inc., a provider of customer identity access management solutions, for $125.0 million. The all-cash transaction closed in January 2019.

Cash Provided by (Used in) Financing Activities

	For the Years Ended December 31,
(in thousands)	2018	2017	2016
Activity related to convertible senior notes	$990,390	$—	$—
Activity related to stock-based compensation	(1,697)	(2,715)	14,015
Repurchases of common stock	(750,000)	(361,194)	(373,794)
Other financing activities	(5,085)	(1,096)	—
Net cash provided by (used in) financing activities	$233,608	$(365,005)	$(359,779)

The increase in cash provided by financing activities during 2018 as compared to 2017 was the result of our convertible senior notes issued in May 2018 and related note hedge and warrant transactions. The increase was partially offset by an increase in shares repurchased under our repurchase programs.

The increase in cash used in financing activities during 2017 as compared to 2016 was primarily due to an increase in employee taxes paid related to net share settlement of stock-based awards.

In October 2013, the Board of Directors authorized a $750.0 million share repurchase program, effective from October 2013 through December 2016. In February 2016, the Board of Directors authorized a $1.0 billion share repurchase program that superseded the October 2013 repurchase program and was effective from February 2016 through December 2018. In March 2018, the Company announced that its Board of Directors had increased its share repurchase authorization by $416.7 million, such that the amount that was authorized and available for repurchase in 2018 was $750.0 million. Subsequently, effective November 2018, the Board of Directors authorized an additional $1.1 billion repurchase program through December 2021. Our goal for the share repurchase programs are to offset the dilution created by its employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant.

During 2018, 2017 and 2016, we repurchased 10.2 million, 6.9 million and 7.0 million shares of our common stock, respectively, at an average price per share of $73.54, $52.59 and $53.28, respectively. These repurchases have contributed to a decrease to weighted average shares over at least the past three years.

Convertible Senior Notes

In May 2018, we issued $1,150.0 million in par value of convertible senior notes due 2025 and entered into related convertible note hedge and warrant transactions. The terms of the notes, hedge and warrant transactions are discussed more fully in Note 11 to the consolidated financial statements included elsewhere in this annual report on Form 10-K. We used a portion of the net proceeds to repay at maturity all of our $690.0 million outstanding aggregate principle amount of convertible senior notes due in 2019. In addition, we intend to use the remaining net proceeds of the offering for share repurchases, working capital and general corporate purposes, including potential acquisitions and other strategic transactions.

In February 2014, we issued $690.0 million in par value of convertible senior notes due 2019 and entered into related convertible note hedge and warrant transactions. The terms of the notes, hedge and warrant transactions are discussed more fully in Note 11 to the consolidated financial statements included elsewhere in this annual report on Form 10-K. The notes were classified as a current liability on our consolidated balance sheet as of December 31, 2018. We repaid the full $690.0 million in cash in February 2019, as the notes matured and no conversions occurred.

Revolving Credit Facility

In May 2018, we entered into a $500.0 million, five-year revolving credit agreement, or the Credit Agreement.  Borrowings under the facility may be used to finance working capital needs and for general corporate purposes. The facility provides for an initial $500.0 million in revolving loans. Under specified circumstances, the facility can be increased to up to $1.0 billion in aggregate principal amount.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default.  Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio.  There were no outstanding borrowings under the Credit Agreement as of December 31, 2018.

Liquidity Outlook

Based on our present business plan, we expect our current cash, cash equivalents and marketable securities balances and our forecasted cash flows from operations to be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating costs, include our expected capital expenditures, investments in information technology and facility expansion, opportunistic business acquisitions, anticipated share repurchases, lease and purchase commitments, and settlements of other long-term liabilities.

Contractual Obligations, Contingent Liabilities and Commercial Commitments

The following table presents our contractual obligations and commercial commitments, as of December 31, 2018, for the next five years and thereafter (in thousands):

	Payments Due by Period
	Total	Less than 12 Months	12 to 36 Months	36 to 60 Months	More than 60 Months
Real estate operating leases	$951,254	$54,561	$154,674	$142,681	$599,338
Bandwidth and co-location agreements	182,758	138,777	32,883	7,389	3,709
Open vendor purchase orders	178,692	156,533	21,691	468	—
Convertible senior notes	1,840,000	690,000	—	—	1,150,000
Total contractual obligations	$3,152,704	$1,039,871	$209,248	$150,538	$1,753,047

In accordance with the authoritative guidance for accounting for uncertainty in income taxes, as of December 31, 2018, we had unrecognized tax benefits of $67.8 million, including $11.8 million of accrued interest and penalties. We believe that it is reasonably possible that $33.2 million of our unrecognized tax benefits will be recognized by the end of 2019. The settlement period for the remaining amount of the unrecognized tax benefits is unknown.

Letters of Credit

As of December 31, 2018, we had outstanding $7.8 million in irrevocable letters of credit issued by us in favor of third party beneficiaries, primarily related to facility leases. These irrevocable letters of credit, which are not included in the table of contractual obligations above, are unsecured and are expected to remain in effect, in some cases, until 2026.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See Note 12 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during 2018 and 2017 was determined to be immaterial.

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

Accounts Receivable and Related Reserves

Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. In addition to trade accounts receivable, our accounts receivable balance includes unbilled accounts that represent revenue recorded for customers that is typically billed within one month. We record reserves against our accounts receivable balance. These reserves primarily consist of allowances for doubtful accounts. Increases and decreases in the allowance for doubtful accounts are included as a component of general and administrative expense in the consolidated statements of income.

Estimates are used in determining our reserves and are based upon our review of outstanding balances on a customer-specific, account-by-account basis. The allowance for doubtful accounts is based upon a review of customer receivables from prior sales with collection issues where we no longer believe that the customer has the ability to pay for prior services provided. We perform ongoing credit evaluations of our customers. If such an evaluation indicates that payment is no longer reasonably assured for services provided, any future services provided to that customer will result in creation of a cash basis reserve until we receive consistent payments.

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

Goodwill and Acquired Intangible Assets

We test goodwill for impairment on an annual basis, as of December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We have concluded that we have one reporting unit and that our chief operating decision maker is our chief executive officer and the executive management team. We have assigned the entire balance of goodwill to our one reporting unit. The fair value of the reporting unit was based on our market capitalization as of each of December 31, 2018 and 2017, and it was substantially in excess of the carrying value of the reporting unit at each date.

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

Accounting for Stock-Based Compensation

We issue stock-based compensation awards including stock options, restricted stock units and deferred stock units. We measure the fair value of these awards at the grant date and recognize such fair value as expense over the vesting period. We have selected the Black-Scholes option pricing model to determine the fair value of stock option awards and the Monte Carlo simulation model to determine the fair value of market-based restricted stock unit awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected life of the stock awards and the volatility of the underlying common stock. Our assumptions may differ from those used in prior periods. Changes to the assumptions may have a significant impact on the fair value of stock-based awards, which could have a material impact on our financial statements. Judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. Should our actual forfeiture rates differ significantly from our estimates, our stock-based compensation expense and results of operations could be materially impacted. In addition, for awards that vest and become exercisable only upon achievement of specified performance conditions, we make judgments and estimates each quarter about the probability that such performance conditions will be met or achieved. Changes to the estimates we make from time to time may have a significant impact on our stock-based compensation expense and could materially impact our result of operations.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than functional currencies result in gains and losses that are reflected in our consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our consolidated statements of income within other (expense) income, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the years ended December 31, 2018, 2017 and 2016. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of December 31, 2018 and 2017, no customer had an accounts receivable balance of 10% or more of our accounts receivable. We believe that at December 31, 2018, the concentration of credit risk related to accounts receivable was insignificant.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Akamai Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Akamai Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
February 28, 2019

We have served as the Company’s auditor since 1998.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,036,455	$313,382
Marketable securities	855,650	398,554
Accounts receivable, net of reserves of $1,534 and $1,281 at December 31, 2018 and 2017, respectively	479,889	461,457
Prepaid expenses and other current assets	163,360	172,853
Total current assets	2,535,354	1,346,246
Property and equipment, net	910,618	862,535
Marketable securities	209,066	567,592
Goodwill	1,487,404	1,498,688
Acquired intangible assets, net	168,348	201,259
Deferred income tax assets	34,913	36,231
Other assets	116,067	136,365
Total assets	$5,461,770	$4,648,916
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,089	$80,278
Accrued expenses	328,304	283,743
Deferred revenue	69,083	70,495
Convertible senior notes	686,552	—
Other current liabilities	27,681	22,178
Total current liabilities	1,210,709	456,694
Deferred revenue	4,557	6,062
Deferred income tax liabilities	19,624	17,823
Convertible senior notes	874,080	662,913
Other liabilities	160,940	142,955
Total liabilities	2,269,910	1,286,447
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 162,904,550 and 169,893,324 shares issued and outstanding at December 31, 2018 and 2017, respectively	1,629	1,699
Additional paid-in capital	3,670,033	4,073,362
Accumulated other comprehensive loss	(48,912)	(21,930)
Accumulated deficit	(430,890)	(690,662)
Total stockholders’ equity	3,191,860	3,362,469
Total liabilities and stockholders’ equity	$5,461,770	$4,648,916

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	For the Years Ended December 31,
	2018	2017	2016
Revenue	$2,714,474	$2,489,035	$2,347,988
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	953,485	875,837	809,106
Research and development	246,165	222,434	167,628
Sales and marketing	517,353	481,522	427,885
General and administrative	574,067	509,165	439,916
Amortization of acquired intangible assets	33,311	30,904	26,642
Restructuring charge	27,594	54,884	10,301
Total costs and operating expenses	2,351,975	2,174,746	1,881,478
Income from operations	362,499	314,289	466,510
Interest income	26,940	17,855	14,702
Interest expense	(43,202)	(18,839)	(18,638)
Other (expense) income, net	(3,148)	887	3,788
Income before provision for income taxes	343,089	314,192	466,362
Provision for income taxes	44,716	91,426	145,635
Net income	$298,373	$222,766	$320,727
Net income per share:
Basic	$1.78	$1.30	$1.83
Diluted	$1.76	$1.29	$1.82
Shares used in per share calculations:
Basic	167,312	171,559	174,917
Diluted	169,188	172,711	176,215

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in thousands)	2018	2017	2016
Net income	$298,373	$222,766	$320,727
Other comprehensive income (loss):
Foreign currency translation adjustments	(27,585)	36,151	(14,815)
Change in unrealized gain (loss) on investments, net of income tax (provision) benefit of $(200), $245 and $432 for the years ended December 31, 2018, 2017 and 2016, respectively	603	(406)	(688)
Other comprehensive (loss) income	(26,982)	35,745	(15,503)
Comprehensive income	$271,391	$258,511	$305,224

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$298,373	$222,766	$320,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	434,520	372,313	334,302
Stock-based compensation	183,813	164,308	144,506
Provision (benefit) for deferred income taxes	2,339	(7,244)	9,629
Amortization of debt discount and issuance costs	41,958	18,839	18,638
Restructuring-related software charge	4,940	31,965	4,587
Other non-cash reconciling items, net	12,078	10,068	5,987
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(30,445)	(50,054)	(2,970)
Prepaid expenses and other current assets	(4,132)	(28,968)	42,145
Accounts payable and accrued expenses	42,238	33,232	18,491
Deferred revenue	(919)	2,938	(3,512)
Other current liabilities	9,422	16,378	5,484
Other non-current assets and liabilities	14,142	14,442	(26,202)
Net cash provided by operating activities	1,008,327	800,983	871,812
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(79)	(369,073)	(95,439)
Purchases of property and equipment	(217,609)	(254,146)	(180,949)
Capitalization of internal-use software development costs	(188,132)	(160,632)	(135,340)
Purchases of short- and long-term marketable securities	(873,697)	(326,497)	(781,061)
Proceeds from sales of short and long-term marketable securities	16,569	219,916	57,740
Proceeds from maturities of short and long-term marketable securities	758,481	432,853	664,837
Other non-current assets and liabilities	(2,066)	(1,586)	786
Net cash used in by investing activities	(506,533)	(459,165)	(469,426)
Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes	1,132,185	—	—
Proceeds from the issuance of warrants	119,945	—	—
Purchase of note hedge related to convertible senior notes	(261,740)	—	—
Proceeds related to the issuance of common stock under stock plans	62,608	55,680	59,560
Employee taxes paid related to net share settlement of stock-based awards	(64,305)	(58,395)	(45,545)
Repurchases of common stock	(750,000)	(361,194)	(373,794)
Other non-current assets and liabilities	(5,085)	(1,096)	—
Net cash used in financing activities	233,608	(365,005)	(359,779)
Effects of exchange rate changes on cash and cash equivalents	(12,844)	12,990	(7,891)
Net increase (decrease) in cash and cash equivalents	722,558	(10,197)	34,716
Cash, cash equivalents and restricted cash at beginning of year	314,429	324,626	289,910
Cash, cash equivalents and restricted cash at end of year	$1,036,987	$314,429	$324,626

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(in thousands)	For the Years Ended December 31,
	2018	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received in the years ended December 31, 2018, 2017 and 2016 of $18,501, $6,750 and $1,664, respectively	$45,129	$91,640	$120,233
Non-cash financing and investing activities:
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	54,867	27,209	36,742
Capitalization of stock-based compensation	34,785	28,851	23,093

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,036,455	$313,382	$324,169
Restricted cash	532	1,047	457
Cash, cash equivalents and restricted cash	$1,036,987	$314,429	$324,626

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2016	177,212,181	$1,772	$4,437,420	$—	$(42,172)	$(1,234,155)	$3,162,865
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	2,194,699	22	(27,416)				(27,394)
Issuance of common stock under employee stock purchase plan	863,419	9	39,905				39,914
Stock-based compensation			166,987				166,987
Tax benefit from stock-based award activity, net			(3,584)				(3,584)
Repurchases of common stock	(7,015,502)			(373,794)			(373,794)
Treasury stock retirement		(70)	(373,724)	373,794			—
Net income						320,727	320,727
Foreign currency translation adjustment					(14,815)		(14,815)
Change in unrealized gain on investments, net of tax					(688)		(688)
Balance at December 31, 2016	173,254,797	1,733	4,239,588	—	(57,675)	(913,428)	3,270,218
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	2,453,961	24	(40,562)				(40,538)
Issuance of common stock under employee stock purchase plan	1,052,684	11	42,291				42,302
Stock-based compensation			193,170				193,170
Repurchases of common stock	(6,868,118)			(361,194)			(361,194)
Treasury stock retirement		(69)	(361,125)	361,194			—
Net income						222,766	222,766
Foreign currency translation adjustment					36,151		36,151
Change in unrealized gain on investments, net of tax					(406)		(406)
Balance at December 31, 2017	169,893,324	$1,699	$4,073,362	$—	$(21,930)	$(690,662)	$3,362,469

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, continued

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	169,893,324	$1,699	$4,073,362	$—	$(21,930)	$(690,662)	$3,362,469
Cumulative-effect adjustment to accumulated deficit related to adoption of new accounting pronouncement						(38,601)	(38,601)
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	2,235,212	22	(56,566)				(56,544)
Issuance of common stock under employee stock purchase plan	973,975	10	50,678				50,688
Stock-based compensation			218,416				218,416
Equity component of convertible senior notes, net of deferred tax of $4,971 and issuance costs of $4,418			275,836				275,836
Issuance of warrants related to convertible senior notes			119,945				119,945
Purchase of note hedge related to convertible senior notes			(261,740)				(261,740)
Repurchases of common stock	(10,197,961)			(750,000)			(750,000)
Treasury stock retirement		(102)	(749,898)	750,000			—
Net income						298,373	298,373
Foreign currency translation adjustment					(27,585)		(27,585)
Change in unrealized gain on investments, net of tax					603		603
Balance at December 31, 2018	162,904,550	$1,629	$3,670,033	$—	$(48,912)	$(430,890)	$3,191,860

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides solutions for delivering, optimizing and securing content and business applications over the Internet. Its globally-distributed platform comprises more than 200,000 servers across 130 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company currently operates in one industry segment: providing cloud services for delivering, optimizing and securing content and business applications over the Internet.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

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

Accounts Receivable and Related Reserves

The Company’s accounts receivable balance includes unbilled amounts that represent revenue recorded for customers that are typically billed monthly in arrears. The Company records reserves against its accounts receivable balance. These reserves primarily consist of allowances for doubtful accounts. Increases and decreases in the allowance for doubtful accounts are included as a component of general and administrative expense in the consolidated statements of income. Estimates are used in determining the Company's reserves and are based upon the Company’s review of outstanding balances on a customer-specific, account-by-account basis. The allowance for doubtful accounts is based upon a review of customer receivables from prior sales with collection issues where the Company no longer believes that the customer has the ability to pay for services previously provided. The Company also performs ongoing credit evaluations of its customers. If such an evaluation indicates that payment is no longer reasonably assured for services provided, any future services provided to that customer will result in the creation of a cash-basis reserve until the Company receives consistent payments. The Company does not have any off-balance sheet credit exposure related to its customers.

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

Concentrations of Credit Risk

The amounts reflected in the consolidated balance sheets for accounts receivable, other current assets, accounts payable, accrued liabilities and other current liabilities approximate fair values due to their short-term maturities. The Company maintains the majority of its cash, cash equivalents and marketable securities with major financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2018, its concentration of credit risk related to cash equivalents and marketable securities was not significant.

Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically-dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. For the years ended December 31, 2018, 2017 and 2016, no customer accounted for more than 10% of total revenue. As of December 31, 2018 and 2017, no customer had an accounts receivable balance greater than 10% of total accounts receivable. The Company believes that, as of December 31, 2018, its concentration of credit risk related to accounts receivable was not significant.

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

Goodwill, Acquired Intangible Assets and Long-Lived Assets

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of the net identifiable assets on the date of purchase and is carried at its historical cost. The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs its impairment test of goodwill as of December 31 each year. As of December 31, 2018, 2017 and 2016, the fair value of the Company's reporting unit was substantially in excess of the carrying value. The tests did not result in an impairment to goodwill during the years ended December 31, 2018, 2017 and 2016.

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

The Company enters into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in other (expense) income, net. As of December 31, 2018 and 2017, the fair value of the forward currency contracts and the underlying net gains for the years ended December 31, 2018, 2017 and 2016 were immaterial.

The Company's foreign currency forward contracts may be exposed to credit risk to the extent that its counterparties are unable to meet the terms of the agreements. The Company seeks to minimize counterparty credit (or repayment) risk by entering into transactions only with major financial institutions of investment grade credit rating.

Income Taxes

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

The Company has recorded certain tax reserves to address potential exposures involving its income tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different taxing jurisdictions. The Company's estimate of the value of its tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the costs of the ultimate tax liability or benefit from these matters may be more or less than the amount the Company estimated.

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

In December 2017, the U.S. Tax Cuts and Jobs Act (the "TCJA") was enacted, making significant changes to the Internal Revenue Code. The U.S. Securities and Exchange Commission staff issued guidance for the accounting for certain income tax effects of the TCJA, which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of December 31, 2018, the Company has finalized the accounting for all of the tax effects of the TCJA.

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

The following table details the changes to the consolidated statements of income for the years ended December 31, 2017 and 2016 as a result of the retrospective adoption of the new revenue recognition standard (in thousands, except per share data):

	December 31, 2017			December 31, 2016
	As Previously Reported	Revenue Recognition Standard Adjustments	As Revised	As Previously Reported	Revenue Recognition Standard Adjustments	As Revised
Revenue	$2,502,996	$(13,961)	$2,489,035	$2,340,049	$7,939	$2,347,988
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets)	875,758	79	875,837	809,001	105	809,106
Sales and marketing	493,632	(12,110)	481,522	426,967	918	427,885
Total costs and operating expenses	2,186,777	(12,031)	2,174,746	1,880,455	1,023	1,881,478
Income from operations	316,219	(1,930)	314,289	459,594	6,916	466,510
Income before provision for income taxes	316,122	(1,930)	314,192	459,446	6,916	466,362
Provision for income taxes	97,801	(6,375)	91,426	143,314	2,321	145,635
Net income	218,321	4,445	222,766	316,132	4,595	320,727
Net income per share:
Basic	$1.27	$0.03	$1.30	$1.81	$0.02	$1.83
Diluted	$1.26	$0.03	$1.29	$1.79	$0.03	$1.82

The statements of comprehensive income for the years ended December 31, 2017 and 2016 were also impacted by the adjustments to net income of $4.4 million and $4.6 million, respectively. The opening balance at January 1, 2016 within the statements of stockholders' equity was adjusted for the cumulative impact of adopting the new guidance for periods prior to the year ended December 31, 2016. The statement of stockholders' equity for the years ended December 31, 2017 and 2016 were impacted by an adjustment to foreign currency translation adjustment of $1.5 million and $(0.7) million, respectively, and an adjustment to net income of $4.4 million and $4.6 million, respectively.

The following table details the changes to the consolidated statement of cash flows for the years ended December 31, 2017 and 2016 as a result of the retrospective adoption of the new revenue recognition and statement of cash flow standards (in thousands):

	December 31, 2017
	As Previously Reported	Revenue Recognition Standard Adjustments	Cash Flow Standard Adjustments	As Revised
Cash flows from operating activities:
Net income	$218,321	$4,445	$—	$222,766
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit for deferred income taxes	(869)	(6,375)	—	(7,244)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(63,825)	13,771	—	(50,054)
Prepaid expenses and other current assets	(22,311)	(6,657)	—	(28,968)
Deferred revenue	1,142	1,796	—	2,938
Other non-current assets and liabilities	21,422	(6,980)	—	14,442
Net cash provided by operating activities	800,983	—	—	800,983
Cash flows from investing activities:
Other non-current assets and liabilities	(2,098)	—	512	(1,586)
Net cash used in investing activities	(459,677)	—	512	(459,165)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	12,912	—	78	12,990
Net increase in cash, and cash equivalents and restricted cash	(10,787)	—	590	(10,197)
Cash, cash equivalents and restricted cash at beginning of period	324,169	—	457	324,626
Cash, cash equivalents and restricted cash at end of period	313,382	—	1,047	314,429

	December 31, 2016
	As Previously Reported	Revenue Recognition Standard Adjustments	Cash Flow Standard Adjustments	As Revised
Cash flows from operating activities:
Net income	$316,132	$4,595	$—	$320,727
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	7,308	2,321	—	9,629
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,356	(6,326)	—	(2,970)
Prepaid expenses and other current assets	23,881	18,264	—	42,145
Deferred revenue	(1,213)	(2,299)	—	(3,512)
Other non-current assets and liabilities	(9,647)	(16,555)	—	(26,202)
Net cash provided by operating activities	871,812	—	—	871,812
Cash flows from investing activities:
Other non-current assets and liabilities	782	—	4	786
Net cash used in investing activities	(469,430)	—	4	(469,426)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(7,907)	—	16	(7,891)
Net increase in cash, and cash equivalents and restricted cash	34,696	—	20	34,716
Cash, cash equivalents and restricted cash at beginning of period	289,473	—	437	289,910
Cash, cash equivalents and restricted cash at end of period	324,169	—	457	324,626

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

Recent Accounting Pronouncements

Leases

In February 2016, the FASB issued guidance that requires companies to present assets and liabilities arising from leases with terms greater than 12 months on the consolidated balance sheets. The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize right-of-use assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. This standard will impact all of the Company's leases, including leases for real estate and co-location facilities.

The Company adopted this standard on January 1, 2019 on a modified retrospective basis. The Company elected the package of practical expedients available under the transition provisions of the guidance, and also elected the expedient that allows aggregation of lease and non-lease components of an arrangement to be included in the right-of-use assets and lease liabilities on the balance sheet.

The Company formed a project team to assess the current state of accounting for leases, to understand the gaps between the current state and required future state and to implement the new processes, systems and controls required. To date, the Company has completed its gap analysis, selected a software tool to assist with the accounting for leases and finalized its accounting policies with respect to the new standard. The Company has substantially implemented a lease accounting software tool, collected the necessary data to implement the new guidance and designed the related processes and internal controls. As of the filing of these financial statements, the Company has record right-of-use assets of approximately $350.0 million and lease liabilities of approximately $375.0 million on its consolidated balance sheet at adoption. However, the Company is still in the process of quantifying certain leases that are complex in nature and require updates to the Company's software. These leases are not significant, but are currently excluded from the right-of-use asset and lease liability balances. The adoption is not expected to impact the Company's results of operations or cash flows.

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

Stranded Tax Effects Resulting from U.S. Tax Cuts and Jobs Act

In February 2018, the FASB issued guidance that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA that was enacted in 2017. This guidance will be effective for the Company on January 1, 2019. The Company has determined that the of the adoption of this new accounting guidance will not have a material impact to its consolidated financial statements.

Fair Value Disclosure

In August 2018, the FASB issued guidance which changes the fair value measurement disclosure requirements. This guidance will be effective for the Company on January 1, 2020. The Company is evaluating the impact the update will have on its disclosures.

Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

In August 2018, the FASB issued guidance which addresses a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The guidance aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance for capitalizing costs associated with developing or obtaining internal-use software. This guidance will be effective for the Company on January 1, 2020, with early adoption permitted. The Company is evaluating the potential impact of adopting this new accounting guidance on its consolidated financial statements.

3. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of December 31, 2018 and 2017 (in thousands):

		Gross Unrealized		Aggregate Fair Value	Classification on Balance Sheet
	Amortized Cost				Short-Term Marketable Securities	Long-Term Marketable Securities
As of December 31, 2018		Gains	Losses
Certificates of deposit	$40,000	$—	$(7)	$39,993	$39,993	$—
Commercial paper	282,996	—	(50)	282,946	282,946	—
Corporate bonds	685,653	1	(4,309)	681,345	482,088	199,257
U.S. government agency obligations	50,876	—	(404)	50,472	50,472	—
	$1,059,525	$1	$(4,770)	$1,054,756	$855,499	$199,257

As of December 31, 2017
Commercial paper	$6,951	$—	$(9)	$6,942	$6,942	$—
Corporate bonds	736,902	2	(3,829)	733,075	289,378	443,697
U.S. government agency obligations	220,014	—	(1,764)	218,250	102,234	116,016
	$963,867	$2	$(5,602)	$958,267	$398,554	$559,713

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

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the consolidated statements of income. As of December 31, 2018, the Company held for investment corporate bonds with a fair value of $462.4 million, which are classified as available-for-sale marketable securities and have been in a continuous unrealized loss position for more than 12 months. The unrealized losses of $3.9 million related to these corporate bonds are included in accumulated other comprehensive income as of December 31, 2018. The unrealized losses are attributable to changes in interest rates. Based on the evaluation of available evidence, the Company does not believe any unrealized losses represent other than temporary impairments.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities as of December 31, 2018 and 2017 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
As of December 31, 2018
Cash Equivalents and Marketable Securities:
Money market funds	$380,260	$380,260	$—	$—
Certificates of deposit	39,993	39,993	—	—
Commercial paper	282,946	—	282,946	—
Corporate bonds	681,345	—	681,345	—
U.S. government agency obligations	50,472	—	50,472	—
Mutual funds	10,016	10,016	—	—
	$1,445,032	$430,269	$1,014,763	$—

Liabilities:
Contingent consideration obligation related to completed acquisitions	$(6,300)	$—	$—	$(6,300)

As of December 31, 2017
Cash Equivalents and Marketable Securities:
Money market funds	$22,649	$22,649	$—	$—
Commercial paper	10,928	—	10,928	—
Corporate bonds	733,075	—	733,075	—
U.S. government agency obligations	218,248	—	218,248	—
Mutual funds	7,879	7,879	—	—
	$992,779	$30,528	$962,251	$—

Liabilities:
Contingent consideration obligation related to completed acquisitions	$(8,631)	$—	$—	$(8,631)

As of December 31, 2018 and 2017, the Company grouped money market funds, certificates of deposit and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of December 31, 2018 and 2017, the Company grouped commercial paper, U.S. government agency obligations and corporate bonds using a Level 2 valuation because quoted prices for similar assets in active markets (or identical assets in an inactive market) are available. The Company did not have any transfers of assets or liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2018 and 2017.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of December 31, 2018 and 2017 were as follows (in thousands):

	December 31, 2018	December 31, 2017
Due in 1 year or less	$855,499	$398,554
Due after 1 year through 5 years	199,257	559,713
	$1,054,756	$958,267

The following table reflects the activity for the Company’s major classes of liabilities measured at fair value using Level 3 inputs for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Beginning balance	$(8,631)	$(7,100)
Fair value adjustment to contingent consideration included in general and administrative expense	(1,835)	(2,781)
Cash paid upon achievement of milestone	4,166	1,250
Ending balance	$(6,300)	$(8,631)

4. Accounts Receivable

Net accounts receivable consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Trade accounts receivable	$337,445	$320,001
Unbilled accounts receivable	143,978	142,737
Gross accounts receivable	481,423	462,738
Allowance for doubtful accounts and other reserves	(1,534)	(1,281)
Accounts receivable, net	$479,889	$461,457

A summary of activity in the accounts receivable reserves for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	2018	2017	2016
Beginning balance	$1,281	$925	$1,019
Charges to income from operations	3,824	3,407	2,099
Collections from customers previously reserved and other	(3,571)	(3,051)	(2,193)
Ending balance	$1,534	$1,281	$925

Charges to income from operations primarily represents charges to bad debt expense for increases in the allowance for doubtful accounts.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Prepaid income taxes	$47,196	$30,314
Prepaid sales and other taxes	10,751	22,973
Prepaid equipment and software maintenance	21,876	26,354
Deferred commissions	41,955	35,044
Other prepaid expenses	22,871	28,866
Other current assets	18,711	29,302
Total	$163,360	$172,853

Incremental Costs to Obtain a Contract with a Customer

The following table summarizes the deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Deferred costs included in prepaid and other current assets	$41,955	$35,044
Deferred costs included in other assets	26,338	23,536
Total deferred costs	$68,293	$58,580

During the years ended December 31, 2018, 2017 and 2016, the Company recognized $45.0 million, $37.6 million and $35.0 million, respectively, of amortization expense related to deferred commissions. Amortization expense related to deferred commissions is primarily included in sales and marketing expense in the consolidated statements of income.

6. Property and Equipment

Property and equipment consisted of the following as of December 31, 2018 and 2017 (in thousands except years):

	December 31, 2018	December 31, 2017	Estimated Useful Life
Computer and networking equipment	$1,301,604	$1,292,587	3-7
Purchased software	73,888	61,276	3-10
Furniture and fixtures	54,057	48,521	1-7
Office equipment	29,309	26,949	3-5
Leasehold improvements	184,700	152,487	1-15
Internal-use software	944,279	765,162	2-7
Property and equipment, gross	2,587,837	2,346,982
Accumulated depreciation and amortization	(1,677,219)	(1,484,447)
Property and equipment, net	$910,618	$862,535

Depreciation and amortization expense on property and equipment and capitalized internal-use software for the years ended December 31, 2018, 2017 and 2016 was $401.2 million, $341.4 million and $307.7 million, respectively. During the years ended December 31, 2018, 2017 and 2016, the Company capitalized $34.8 million, $28.9 million and $23.1 million, respectively, of stock-based compensation related to employees who developed and enhanced internal-use software applications.

During the years ended December 31, 2018 and 2017, the Company wrote off $208.0 million and $174.6 million, respectively, of property and equipment, gross, along with the associated accumulated depreciation and amortization. The write-offs were primarily related to computer and networking equipment and internal-use software no longer in use. These assets had been substantially depreciated and amortized. In addition, during the year ended December 31, 2018, the Company wrote off $4.9 million of internal-use software and a purchased software license as a result of certain restructuring efforts. During the year ended December 31, 2017, the Company wrote off $36.2 million of internal-use software as a result of certain restructuring efforts. These assets had a net book value of $32.0 million and the net charge from these write offs are included in restructuring charges in the consolidated statements of income.

7. Goodwill and Acquired Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Beginning balance	$1,498,688	$1,228,503
Acquisition of Soasta, Inc.	—	121,668
Acquisition of Nominum, Inc.	—	133,754
Measurement period adjustments	(6,667)	4,217
Foreign currency translation	(4,617)	10,546
Ending balance	$1,487,404	$1,498,688

Acquired intangible assets that are subject to amortization consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$145,091	$(81,587)	$63,504	$145,091	$(65,283)	$79,808
Customer-related intangible assets	245,710	(144,786)	100,924	245,310	(128,835)	116,475
Non-compete agreements	700	(306)	394	4,710	(3,975)	735
Trademarks and trade names	7,200	(3,674)	3,526	7,200	(2,959)	4,241
Acquired license rights	490	(490)	—	490	(490)	—
Total	$399,191	$(230,843)	$168,348	$402,801	$(201,542)	$201,259

Aggregate expense related to amortization of acquired intangible assets for the years ended December 31, 2018, 2017 and 2016 was $33.3 million, $30.9 million and $26.6 million, respectively. Based on the Company's acquired intangible assets as of December 31, 2018, aggregate expense related to amortization of acquired intangible assets is expected to be approximately $36.6 million, $33.9 million, $28.0 million, $22.4 million and $17.1 million for the years ending December 31, 2019, 2020, 2021, 2022 and 2023, respectively.

8. Business Acquisitions

Acquisition-related costs were $1.0 million, $5.5 million and $1.7 million during the years ended December 31, 2018, 2017 and 2016, respectively, and are included in general and administrative expense in the consolidated statements of income. Pro forma results of operations for the acquisitions completed in the years ended December 31, 2017 and 2016 have not been presented because the effects of the acquisitions, individually and in the aggregate, are not material to the Company's consolidated financial results. Revenue and earnings attributable to acquired operations since the dates of their acquisitions are included in the Company's consolidated statements of income and not presented separately because they are not material.

Janrain

In January 2019, the Company acquired Janrain, Inc. ("Janrain"), a provider of customer identity access management (CIAM) solutions, for approximately $125.0 million in cash. The allocation of the purchase price has not been finalized as of the date of the filing of these financial statements. The Company plans to incorporate the Janrain technology into Akamai's Intelligent Edge Platform.

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

The following table presents the final allocation of the purchase price for Nominum (in thousands):

Total purchase consideration	$180,327

Allocation of the purchase consideration:
Cash	$8,455
Accounts receivable	9,845
Prepaids and other current assets	1,082
Identifiable intangible assets	33,200
Goodwill	129,876
Fixed assets	1,570
Deferred tax assets	16,080
Other assets	19
Total assets acquired	200,127
Accounts payable	(1,501)
Accrued liabilities	(3,471)
Deferred revenue	(14,828)
Total liabilities assumed	(19,800)
Net assets acquired	$180,327

The value of the goodwill can be attributed to a number of business factors, including a trained technical and sales workforce and cost synergies expected to be realized. The total amount of goodwill related to the acquisition of Nominum expected to be deductible for tax purposes is $54.1 million.

The following were the identified intangible assets acquired and their respective weighted average useful lives (in thousands, except years):

	Gross Carrying Amount	Weighted Average Useful Life
Completed technologies	$7,200	2.2
Customer-related intangible assets	24,700	6.5
Trademarks	1,100	3.7
Non-compete agreements	200	1.5
Total	$33,200

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

The following table presents the final allocation of the purchase price for Soasta (in thousands):

Total purchase consideration	$199,280

Allocation of the purchase consideration:
Cash	$1,935
Accounts receivable	4,109
Prepaids and other current assets	4,384
Identifiable intangible assets	49,900
Goodwill	122,794
Deferred tax assets	31,206
Total assets acquired	214,328
Accounts payable	(1,119)
Accrued liabilities	(4,366)
Deferred revenue	(9,563)
Total liabilities assumed	(15,048)
Net assets acquired	$199,280

The value of the goodwill can be attributed to a number of business factors, including a trained technical and sales workforce and cost synergies expected to be realized. The total amount of goodwill related to the acquisition of Soasta expected to be deductible for tax purposes is $36.4 million.

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

Soha

On October 3, 2016, the Company acquired Soha, a provider of technology designed to facilitate secure access to enterprise applications, for $55.0 million in initial consideration and up to an additional $5.0 million upon the achievement of post-closing milestones. The acquisition was intended to complement the Company's strategy of securing, protecting and accelerating enterprise applications and services in the cloud. The Company allocated $44.1 million of the cost of the acquisition to goodwill and $10.7 million to identifiable intangible assets. The total weighted average useful life of the intangible assets acquired from Soha is 4.7 years. The value of the goodwill is primarily attributable to synergies related to the integration of Soha technology onto the Company's platform as well as a trained technical workforce. The total amount of goodwill related to the acquisition of Soha expected to be deducted for tax purposes is $12.0 million.

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

9. Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Payroll and other related benefits	$180,301	$150,784
Bandwidth and co-location	76,184	72,782
Property, use and other taxes	59,578	47,584
Professional service fees	2,169	4,225
Other accrued expenses	10,072	8,368
Total	$328,304	$283,743

Other liabilities consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Deferred rent	$42,566	$31,510
Uncertain tax positions	63,976	86,814
Other long-term liabilities	54,398	24,631
Total	$160,940	$142,955

10. Restructuring

During the fourth quarter of 2018, management committed to an action to restructure certain parts of the Company with the intent of re-balancing investments to ensure long-term growth and scale. As a result, certain headcount reductions were necessary and certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and implemented due to this action. The Company has incurred expenses of $12.3 million for the year ended December 31, 2018 and expects to incur up to an additional $12.0 million in the first quarter of 2019 for severance and related benefits related to this action.

During the fourth quarter of 2017, management committed to an action to restructure certain parts of the Company, with the intent of shifting focus to more critical areas of the business and away from products that have not seen expected commercial success. The restructuring was also intended to facilitate cost efficiencies and savings. As part of the cost efficiency and savings plans, certain headcount and facility reductions were made in 2017 and 2018. Certain capitalized internal-use software charges have also been realized for software not yet placed into service that will not be completed and implemented due to this action. The Company has incurred expenses of $62.7 million related to this action, of which $13.4 million was recognized during the year ended December 31, 2018. The Company does not expect any additional restructuring charges related to this action to be significant.

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

The following table summarizes the activity of the Company's restructuring accrual during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Employee Severance and Related Benefits	Software Charges	Excess Facilities, Contract Terminations and Other	Total
Balance January 1, 2016	$162	$—	$225	$387
Costs incurred	5,714	4,587	—	10,301
Cash disbursements	(4,432)	—	(56)	(4,488)
Software charges	—	(4,587)	—	(4,587)
Balance December 31, 2016	1,444	—	169	1,613
Costs incurred	17,311	31,965	5,608	54,884
Cash disbursements	(5,898)	—	(3,212)	(9,110)
Software and other non-cash charges	—	(31,965)	(1,179)	(33,144)
Balance December 31, 2017	12,857	—	1,386	14,243
Costs incurred	15,841	4,940	6,813	27,594
Cash disbursements	(18,922)	—	(5,932)	(24,854)
Software and other non-cash charges	—	(4,742)	(1,787)	(6,529)
Translation adjustments and other	732	—	(205)	527
Balance December 31, 2018	$10,508	$198	$275	$10,981

11. Debt

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

The 2025 Notes consist of the following components as of December 31, 2018 (in thousands):

December 31, 2018
Liability component:
Principal	$1,150,000
Less: debt discount and issuance costs, net of amortization	(275,920)
Net carrying amount	$874,080

Equity component:	$285,225

The estimated fair value of the 2025 Notes at December 31, 2018 was $1,049.6 million. The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $61.08 on December 31, 2018, the value of the 2025 Notes if converted to common stock was less than the principal amount of $1,150.0 million.

The Company used $46.2 million of the proceeds from the offering to repurchase shares of its common stock, concurrent with the issuance of the 2025 Notes. The repurchase was made in accordance with a share repurchase program previously approved by the Board of Directors. Additionally, $141.8 million of the proceeds was used for the net cost of convertible note hedge and warrant transactions and for the repayment at maturity of the $690.0 million in par value of the 2019 Notes. The remaining net proceeds are intended to be used for working capital, share repurchases, potential acquisitions and strategic transactions and other corporate purposes.

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

Convertible Notes – Due 2019

In February 2014, the Company issued $690.0 million in par value of convertible senior notes due 2019 (the "2019 Notes"). The 2019 Notes are senior unsecured obligations of the Company and do not bear regular interest. The 2019 Notes matured and were repaid in full on February 15, 2019 as no repurchases or conversions occurred prior to maturity.

At their option, holders could have converted their 2019 Notes prior to the close of business on the business day immediately preceding August 15, 2018 only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ended June 30, 2014 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter had been greater than or equal to 130% of the conversion price on each applicable trading day; or

•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2019 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or upon the occurrence of specified corporate events.

On or after August 15, 2018, holders were able to convert all or any portion of their 2019 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances.

Upon conversion, the Company, at its election, could have paid or delivered to holders cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock. The initial conversion rate was 11.1651 shares of the Company's common stock per $1,000 principal amount, which was equivalent to an initial conversion price of approximately $89.56 per share, subject to adjustments in certain events, and represented a potential conversion into 7.7 million shares.

In accounting for the issuance of the 2019 Notes, the Company separated the 2019 Notes into liability and equity components. The carrying cost of the liability component was calculated by measuring the fair value of a similar debt obligation that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2019 Notes. The difference between the principal amount of the 2019 Notes and the proceeds allocated to the liability component (“debt discount”) was amortized to interest expense using the effective interest method over the term of the 2019 Notes. The equity component was recorded in additional paid-in capital in the consolidated balance sheet and was not be re-measured as it continued to meet the conditions for equity classification.

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

The 2019 Notes consist of the following components as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Liability component:
Principal	$690,000	$690,000
Less: debt discount and issuance costs, net of amortization	(3,448)	(27,087)
Net carrying amount	$686,552	$662,913

Equity component:	$101,276	$101,276

The estimated fair value of the 2019 Notes at December 31, 2018 was $686.4 million. The fair value was determined based on the quoted price of the 2019 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $61.08 on

December 31, 2018, the value of the 2019 Notes if converted to common stock was less than the principal amount of $690.0 million.

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

Note Hedge

To minimize the impact of potential dilution upon conversion of the 2019 Notes, the Company entered into convertible note hedge transactions with respect to its common stock in February 2014. The Company paid $101.3 million for the note hedge transactions. The note hedge transactions covered approximately 7.7 million shares of the Company’s common stock at a strike price that corresponded to the initial conversion price of the 2019 Notes and were exercisable upon conversion of the 2019 Notes. The note hedge transactions were intended to reduce dilution in the event of conversion of the 2019 Notes. The note hedges expired effective February 15, 2019 as no conversions occurred.

Warrants

Separately, in February 2014, the Company entered into warrant transactions, whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, up to 7.7 million shares of the Company’s common stock at a strike price of approximately $104.49 per share. The Company received aggregate proceeds of $78.0 million from the sale of the warrants.  The convertible note hedge and warrant transactions generally had the effect of increasing the conversion price of the 2019 Notes to approximately $104.49 per share. The warrants begin to expire in May 2019.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default.  Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio.  There were no outstanding borrowings under the Credit Agreement as of December 31, 2018.

Interest Expense

The 2025 Notes bear interest at a fixed rate of 0.125%. The interest is payable semi-annually on May 1 and November 1 of each year, commencing in November 2018. The 2025 Notes have an effective interest rate of 4.26% attributable to the conversion feature. The 2019 Notes do not bear regular interest, but have an effective interest rate of 3.2% attributable to the conversion feature. The Company is also obligated to pay ongoing commitment fees under the terms of the Credit Agreement. The following table sets forth total interest expense included in the consolidated statements of income for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Amortization of debt discount and issuance costs	$46,493	$22,826	$22,040
Coupon interest payable on 2025 Notes	874	—	—
Revolving credit facility contractual interest expense	368	—	—
Capitalization of interest expense	(4,533)	(3,987)	(3,402)
Total interest expense	$43,202	$18,839	$18,638

12. Commitments and Contingencies

Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases. These operating leases expire at various dates through December 2034 and generally require the payment of real estate taxes, insurance, maintenance and operating costs.

The minimum aggregate future obligations under non-cancelable leases as of December 31, 2018 were as follows (in thousands):

2019	$54,561
2020	78,683
2021	75,991
2022	72,579
2023	70,101
Thereafter	599,339
Total	$951,254

Rent expense for the years ended December 31, 2018, 2017 and 2016 was $63.2 million, $58.8 million and $50.3 million, respectively. The Company has entered into sublease agreements with tenants of various properties previously vacated by the Company. The amounts paid to the Company by these sublease tenants was $3.8 million, $3.6 million and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, the Company had outstanding letters of credit in the amount of $7.8 million, primarily related to operating leases. The letters of credit remain in effect until the Company fulfills its obligations under these leases or as such obligations expire under the terms of the letters of credit.

Purchase Commitments

As of December 31, 2018, the Company had long-term commitments for bandwidth usage and co-location with various networks and ISPs, for asset purchases for network equipment and for facilities related build-out. Additionally, as of December 31, 2018, the Company had entered into purchase orders with various vendors. The minimum future commitments as of December 31, 2018 were as follows (in thousands):

	Bandwidth and Co-location Commitments	Purchase Order Commitments
2019	$138,777	$156,533
2020	24,420	11,132
2021	8,463	10,559
2022	5,233	468
2023	2,156	—
Thereafter	3,709	—
Total	$182,758	$178,692

Legal Matters

The Company is party to various litigation matters that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material effect on the Company’s business, results of operations, financial condition or cash flows.

In July 2016, as part of the resolution of a patent infringement lawsuit filed by the Company against Limelight Networks, Inc. (“Limelight”) in 2006, the Company entered into an agreement that requires Limelight to pay the Company $54.0 million in 12 equal installments over three years, beginning in August 2016. During the years ended December 31, 2018, 2017 and 2016, the Company received $18.0 million, $18.0 million and $9.0 million, respectively, under this agreement. Substantially all of the amounts received were recorded as a gain contingency, which reduced general and administrative expenses in the consolidated statements of income, with the remaining as interest income.

In April 2018, as part of the resolution of multiple existing lawsuits between Limelight and the Company, including in the U.S. District Court for the Eastern District of Virginia and in the U.S. District Court for the District of Massachusetts, the Company and Limelight entered into an agreement to settle the cases and request that the U.S. Patent Trial and Appeal Board terminate certain proceedings related to patents at issue in the litigation. The Company recorded a $14.9 million charge in the second quarter of 2018, which is included in general and administrative expenses in the consolidated statement of income for the year ended December 31, 2018, related to this settlement.

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

13. Stockholders’ Equity

Stock Repurchase Program

In October 2013, the Board of Directors authorized a $750.0 million share repurchase program, effective from October 2013 through December 2016. In February 2016, the Board of Directors authorized a $1.0 billion share repurchase program that superseded the October 2013 repurchase program and was effective from February 2016 through December 2018. In March 2018, the Company announced that its Board of Directors had increased its share repurchase authorization by $416.7 million, such that the amount that was authorized and available for repurchase in 2018 was $750.0 million. Subsequently, effective November 2018, the Board of Directors authorized an additional $1.1 billion repurchase program through December 2021. The Company's goals for the share repurchase programs are to offset the dilution created by its employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant.

During the years ended December 31, 2018, 2017 and 2016, the Company repurchased 10.2 million, 6.9 million and 7.0 million shares, respectively, of its common stock for $750.0 million, $361.2 million and $373.8 million, respectively, pursuant to prior repurchase programs approved by the Board of Directors. As of December 31, 2018, the Company had $1.1 billion available for future purchases of shares under the current repurchase program.

The Board of Directors authorized the retirement of all the outstanding shares of its treasury stock as of each of December 31, 2018, 2017 and 2016. The retired shares were returned to the number of authorized but unissued shares of the Company's common stock, and the retirement was recorded to additional paid-in capital.

14. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the year ended December 31, 2018 (in thousands):

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Investments	Total
Balance as of January 1, 2018	$(24,319)	$2,389	$(21,930)
Other comprehensive (loss) income	(27,585)	603	(26,982)
Balance as of December 31, 2018	$(51,904)	$2,992	$(48,912)

The tax effect on accumulated unrealized gains on investments was insignificant as of December 31, 2018 and 2017. Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the year ended December 31, 2018.

15. Revenue from Contracts with Customers

The Company sells its services through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. The following table summarizes revenue by geography included in the Company’s consolidated statements of income for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
U.S.	$1,683,272	$1,637,198	$1,629,298
International	1,031,202	851,837	718,690
Total revenue	$2,714,474	$2,489,035	$2,347,988

While the Company sells its services through a geographically dispersed sales force, it manages its customer relationships in two divisions: the Web Division and the Media and Carrier Division. Customers are assigned to a division for relationship management purposes according to their predominant purchasing activity; however, customers may purchase solutions managed by the other division as well. The following table summarizes revenue by division included in the Company’s consolidated statements of income for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Web Division	$1,446,052	$1,305,401	$1,138,492
Media and Carrier Division	1,268,422	1,183,634	1,209,496
Total revenue	$2,714,474	$2,489,035	$2,347,988

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

During the years ended December 31, 2018 and 2017, the Company recognized $71.8 million and $45.9 million of revenue that was included in deferred revenue as of December 31, 2017 and 2016, respectively.

As of December 31, 2018, the aggregate amount of remaining performance obligations from contracts with customers was $2.4 billion. The Company expects to recognize more than 70% of its remaining performance obligations as revenue over the next 12 months, with the remaining recognized thereafter. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration such as usage-based contracts with no committed contract as well as anticipated renewed contracts.

16. Employee Benefit Plan

The Company has established a savings plan for its employees that is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to this plan through payroll deductions within statutory and plan limits. The Company contributed approximately $16.7 million, $15.6 million and $13.7 million of cash to the savings plan for the years ended December 31, 2018, 2017 and 2016, respectively, under a matching program.

17. Stock-Based Compensation

Equity Plans

In May 2013, the Company's stockholders approved the Akamai Technologies, Inc. 2013 Stock Incentive Plan (as amended in 2015 and 2017, the "2013 Plan"). The 2013 Plan replaced the Akamai Technologies, Inc. 2009 Stock Incentive Plan (the "2009 Plan"), which in turn replaced the Akamai Technologies, Inc. 2006 Stock Incentive Plan, the Akamai Technologies, Inc. 2001 Stock Incentive Plan and the Akamai Technologies, Inc. 1998 Stock Incentive Plan (together with the 2009 Plan, the "Previous Plans"). The Company no longer issues equity awards under the Previous Plans, and they solely exist to satisfy outstanding equity awards previously granted under those plans. The 2013 Plan allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards up to 18.5 million shares of common stock to employees, officers, directors, consultants and advisers of the Company. Additionally, the Company may grant up to 3.8 million shares of common stock thereunder that were available for grant under the 2009 Plan immediately prior to stockholder approval of the 2013 Plan. Any shares of common stock that are currently outstanding under the Previous Plans that are terminated, canceled, surrendered or forfeited will become available to grant under the 2013 Plan. As of December 31, 2018, the Company had reserved approximately 8.4 million shares of common stock available for future issuance of equity awards under the 2013 Plan.

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

The 1999 Employee Stock Purchase Plan ("1999 ESPP") permits eligible employees to purchase up to 1.5 million shares each June 1 and December 1, provided that the aggregate number of shares issued shall not exceed 20.0 million. The 1999 ESPP allows participants to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. During the years ended December 31, 2018, 2017 and 2016, the Company issued 1.0 million, 1.1 million and 0.9 million shares under the 1999 ESPP, respectively, with a weighted average purchase price per share of $52.04, $40.18 and $46.23, respectively. Total cash proceeds from the purchase of shares under the 1999 ESPP in the years ended December 31, 2018, 2017 and 2016 were $50.7 million, $42.3 million and $39.9 million, respectively. As of December 31, 2018, approximately $4.7 million had been withheld from employees for future purchases under the 1999 ESPP.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the Company’s consolidated statements of income for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Cost of revenue	$21,892	$20,314	$18,287
Research and development	44,034	38,864	29,739
Sales and marketing	64,373	60,246	55,407
General and administrative	53,514	44,884	41,073
Total stock-based compensation	183,813	164,308	144,506
Provision for income taxes	(48,502)	(56,237)	(49,014)
Total stock-based compensation, net of taxes	$135,311	$108,071	$95,492

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the years ended December 31, 2018, 2017 and 2016 also include stock-based compensation reflected as a component of amortization of capitalized internal-use software; the additional stock-based compensation was $25.2 million, $17.5 million and $13.8 million, respectively, before taxes.

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

The grant-date fair values of awards granted under the 1999 ESPP during the years ended December 31, 2018, 2017 and 2016 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2018	2017	2016
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	1.9%	1.0%	0.5%
Expected volatility	31.2%	35.8%	36.2%
Dividend yield	—%	—%	—%

For the years ended December 31, 2018, 2017 and 2016, the weighted average fair value of awards granted under the 1999 ESPP was $15.29 per share, $13.60 per share and $14.54 per share, respectively.

As of December 31, 2018, total pre-tax unrecognized compensation cost for stock options, restricted stock units, deferred stock units and shares of common stock issued under the 1999 ESPP was $268.4 million. The expense is expected to be recognized through 2022 over a weighted average period of 1.8 years.

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2018:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	339	$36.36
Exercised	(219)	35.83
Outstanding at December 31, 2018	120	$37.33	1.78	$2,852
Exercisable at December 31, 2018	120	$37.33	1.78	$2,852
Vested or expected to vest December 31, 2018	120	$37.33	1.78	$2,852

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $8.2 million, $12.3 million and $18.3 million, respectively. The total fair value of options vested for the year ended December 31, 2018 was insignificant. The total fair value of options vested for the years ended December 31, 2017 and 2016 was $1.2 million and $6.5 million, respectively.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $61.08 on December 31, 2018, that would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date. The total number of shares issuable upon the exercise of “in-the-money” options exercisable as of December 31, 2018 was 0.1 million.

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

The following table summarizes the DSU activity for the year ended December 31, 2018:

	Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	177	$43.77
Granted	34	76.00
Vested and distributed	(40)	46.25
Outstanding at December 31, 2018	171	$49.54

The total pre-tax intrinsic value of DSUs that were vested and distributed during the years ended December 31, 2018, 2017 and 2016 was $3.0 million, $1.5 million and $1.4 million, respectively. The total fair value of DSUs that were vested and distributed during the years ended December 31, 2018, 2017 and 2016 was $1.8 million, $1.7 million and $1.6 million, respectively. The grant-date fair value is calculated based upon the Company’s closing stock price on the date of grant. As of December 31, 2018, 34,000 DSUs were unvested, with an aggregate intrinsic value of approximately $2.1 million and a weighted average remaining contractual life of approximately 0.4 years. These units are expected to vest in May 2019.

Restricted Stock Units

The following table summarizes the different types of restricted stock units ("RSUs") granted by the Company during the year ended December 31, 2018 (in thousands):

December 31, 2018
RSUs with service-based vesting conditions	3,122
RSUs with market-based vesting conditions	115
RSUs with performance-based vesting conditions	251
Total	3,488

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

The Company granted RSUs with market-based vesting conditions to certain of its executive officers. The Company uses the Monte Carlo simulation model to determine the fair value of the Company’s RSUs based on TSR. This model requires the input of assumptions, including the estimated term of each award, the risk-free interest rate, historical stock price volatility of the Company's shares and historical stock price volatility of peer-company shares. The grant-date fair values of the Company's RSUs with market-based vesting conditions granted during the year ended December 31, 2018, 2017 and 2016 were estimated using a Monte Carlo simulation model with the following assumptions:

	2018	2017	2016
Expected term (in years)	3.0	3.0	3.0
Risk-free interest rate	2.3%	1.4%	0.8%
Akamai historical share price volatility	35.5%	33.2%	34.3%
Average volatility of peer-company share price	26.3%	27.1%	27.6%

For the years ended December 31, 2018, 2017 and 2016, management measured compensation expense for performance-based RSUs based upon a review of the Company’s expected achievement against specified financial performance targets. Such compensation cost is being recorded using a graded-vesting method for each series of grants of performance-based RSUs, to the extent management has deemed that such awards are probable of vesting based upon the expected achievement against the specified targets. On a periodic basis, management reviews the Company’s expected performance and adjusts the compensation cost, if needed, at such time.

The following table summarizes the RSU activity for the year ended December 31, 2018:

	Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	5,843	$59.94
Granted	3,488	69.14
Vested	(2,954)	60.18
Forfeited	(765)	61.27
Outstanding at December 31, 2018	5,612	$62.25

The total pre-tax intrinsic value of RSUs that vested during the years ended December 31, 2018, 2017 and 2016 was $173.6 million, $168.6 million and $128.5 million, respectively. The total fair value of RSUs that vested during the years ended December 31, 2018, 2017 and 2016 was $178.3 million, $173.6 million and $140.4 million, respectively. The grant-date fair value of each RSU is calculated based upon the Company’s closing stock price on the date of grant. As of December 31, 2018, 5.6 million RSUs were outstanding and unvested, with an aggregate intrinsic value of $342.9 million and a weighted average remaining vesting period of approximately 1.7 years. These RSUs are expected to vest on various dates through 2022.

18. Income Taxes

The components of income before provision (benefit) for income taxes were as follows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
U.S.	$(27,379)	$92,588	$280,092
Foreign	370,468	221,604	186,270
Income before provision for income taxes	$343,089	$314,192	$466,362

The provision for income taxes consisted of the following for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Current tax provision (benefit):
Federal	$(29,982)	$41,090	$89,816
State	8,085	6,336	6,238
Foreign	64,274	51,244	39,952
Deferred tax provision (benefit):
Federal	5,954	(24,136)	6,903
State	701	21,689	(86)
Foreign	(7,140)	(4,367)	3,599
Change in valuation allowance	2,824	(430)	(787)
Total	$44,716	$91,426	$145,635

For the years ended December 31, 2017 and December 31, 2016, income taxes incurred on intercompany sales were deferred on the balance sheet and amortized into earnings over the economic life of the intellectual property that was sold. Beginning in 2018, all income taxes incurred on intercompany sales are included in the current tax provision.

The Company’s effective rate differed from the U.S. federal statutory rate as follows for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
U.S. federal income tax rate	21.0%	35.0%	35.0%
State taxes	1.2	1.5	2.0
Share-based compensation	1.0	3.7	2.7
U.S. federal, state and foreign research and development credits	(7.6)	(7.0)	(3.3)
Foreign earnings	(6.0)	(7.9)	(3.4)
Domestic production activities deduction	—	(0.7)	(1.7)
Impact of TCJA, net	(0.8)	6.4	—
Impact of acquisition-related uncertain tax position	—	(2.9)	—
Intercompany sale of intellectual property	3.3	—	—
Other	0.9	1.0	(0.1)
	13.0%	29.1%	31.2%

In December 2017 the TCJA was enacted, making significant changes to the U.S. Internal Revenue Code. Changes included a corporate income tax rate decrease from 35.0% to 21.0%, the implementation of a modified territorial tax system, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017 and the repeal of the domestic production activities deduction, among other items.

Based on the Company’s interpretation of the TCJA and associated guidance available as of the filing of the Company's 2017 consolidated financial statements, the Company recognized a provisional net tax expense of $26.0 million. The tax expense was comprised of $43.4 million of the one-time tax expense on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, offset by a $17.4 million tax benefit related to the re-measurement of deferred tax assets and liabilities due to the lower corporate income tax rate. As of December 31, 2018, the Company finalized its accounting for the TCJA, and recorded a $5.5 million reduction in the transition tax expense and an additional tax benefit related to the re-measurement of deferred tax assets and liabilities of $2.4 million.

Beginning in 2018, the TCJA provides for a modified territorial tax system imposing an incremental tax on foreign income deemed to be taxed at a “low rate” (the global intangible low-taxed income, or GILTI, provisions). An election must be made to either (1) treat taxes due related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factor such amounts into the measurement of deferred taxes (the “deferred method”). The Company has elected to treat taxes due related to GILTI as a current-period expense when incurred.

The components of the net deferred tax assets and liabilities and the related valuation allowance as of December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Accrued bonus	$24,093	$19,950
Deferred revenue	4,188	6,460
Deferred rent	11,245	8,000
Stock-based compensation	20,345	20,557
NOLs	15,743	26,698
Unrealized losses	1,039	1,239
Tax credit carryforwards	70,235	49,135
License income	2,245	6,611
Other	16,483	11,909
Deferred tax assets	165,616	150,559
Depreciation and amortization	(23,912)	(13,933)
Acquired intangible assets	(45,773)	(48,781)
Deferred commissions	(14,232)	(14,750)
Internal-use software development costs capitalized	(63,586)	(54,687)
Deferred tax liabilities	(147,503)	(132,151)
Valuation allowance	(2,824)	—
Net deferred tax assets	$15,289	$18,408

Valuation allowances will be recognized on deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be utilized. In measuring deferred tax assets, the Company considers all available evidence, both positive and negative, to determine whether a valuation allowance is needed. As of December 31, 2018, the Company recorded a $2.8 million valuation allowance against deferred tax assets related to tax credits in which it is more likely than not that such credits will expire prior to utilization.

The table below summarizes the Company's NOL and tax credit carryforwards in federal, state and foreign jurisdictions as of December 31, 2018 and 2017 (in thousands, except for years):

	2018	2017	Expirations at Various Dates Through:
NOL carryforwards:
Federal	$52,500	$99,200	2038
State	20,500	89,500	2038
Foreign	8,500	—	—
Federal and state research and development tax credit and other credit carryforwards	88,200	65,900	2033

The Company's U.S. federal and state NOL carryforwards relate to acquisitions completed in 2012 and 2017.

As of December 31, 2018, foreign earnings of approximately $621.5 million have been taxed due to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings required by the TCJA. No provision for U.S. income and foreign withholding taxes has been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional basis differences inherent in these entities, as these amounts continue to be indefinitely reinvested. Determination of the amount of the unrecognized deferred tax liability on outside basis differences is not practicable because of the complexity of laws and regulations, the varying tax treatment of alternative repatriation scenarios and the variation due to multiple potential assumptions relating to the timing of any future repatriation.

The following is a roll forward of the Company’s unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Balance at beginning of year	$85,845	$69,117	$65,290
Gross increases — tax positions of prior periods	2,704	2,692	6,391
Gross increases — current period tax positions	3,021	27,163	6,252
Gross decreases — tax positions of prior periods	(15,287)	(277)	(6,491)
Gross decreases — lapse of applicable statute of limitations	(6,186)	(12,850)	(287)
Gross decreases — settlements	(5,205)	—	(2,038)
Balance at end of year	$64,892	$85,845	$69,117

As of December 31, 2018, 2017 and 2016, the Company had approximately $67.8 million, $90.7 million and $77.1 million of unrecognized tax benefits, respectively. Total interest and penalties for unrecognized tax benefits include $11.8 million, $10.7 million and $13.7 million as of December 31, 2018, 2017 and 2016, respectively. Interest and penalties related to unrecognized tax benefits are recorded in the provision for income taxes and were $1.3 million, $2.3 million and $3.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate is approximately $67.8 million.

As of December 31, 2018, it is reasonably possible that $33.2 million of unrecognized tax benefits may be recognized within the next 12 months due to the expiration of local statutes of limitations; however, certain U.S. federal, state and foreign income tax returns from 2011 through 2017 are currently under audit. The Company is currently involved in litigation related to certain adverse audit determinations. In the second quarter of 2018, the Company filed an appeal with the Massachusetts Appellate Tax Board contesting the adverse audit findings related to certain tax benefits and exemptions. The Company has determined that it is more-likely-than-not that it will prevail, and no reserve has been recorded related to these controversies. However, over the next 12 months, the Company's current assumptions and positions could change based on audit determinations and other events impacting its analysis. Such events, if resolved unfavorably, could significantly impact the Company’s effective income tax rate and results of operations. The Company has estimated that an adverse ruling related to its Massachusetts controversy could result in an income tax charge of approximately $35.0 million.

19. Net Income per Share

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

The following table sets forth the components used in the computation of basic and diluted net income per share for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share data):

	2018	2017	2016
Numerator:
Net income	$298,373	$222,766	$320,727
Denominator:
Shares used for basic net income per share	167,312	171,559	174,917
Effect of dilutive securities:
Stock options	132	260	384
RSUs and DSUs	1,744	892	914
Convertible senior notes	—	—	—
Warrants related to issuance of convertible senior notes	—	—	—
Shares used for diluted net income per share	169,188	172,711	176,215
Basic net income per share	$1.78	$1.30	$1.83
Diluted net income per share	$1.76	$1.29	$1.82

For the years ended December 31, 2018, 2017 and 2016, certain potential outstanding shares from stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Stock options	—	9	58
Service-based RSUs	899	3,258	2,262
Performance-based RSUs	1,509	1,054	690
Convertible senior notes	19,797	7,704	7,704
Warrants related to issuance of convertible senior notes	19,797	7,704	7,704
Total shares excluded from computation	42,002	19,729	18,418

20. Akamai Foundation Endowment

During the second quarter of 2018, the Company contributed $50.0 million to the Akamai Foundation, a non-profit organization founded by certain current and former employees of the Company in 2000 (the "Foundation"). The Company has the right to appoint the directors of the Foundation, but receives no economic benefit from the Foundation's initiatives. The contribution is intended to be a one-time endowment. The associated expense is included in general and administrative expenses in the consolidated statements of income for the year ended December 31, 2018. The Foundation is a private corporate foundation with a mission of supporting youth education, with a focus on mathematics, as well as other charitable causes.

21. Segment and Geographic Information

The Company’s chief operating decision-maker is the chief executive officer and the executive management team. As of December 31, 2018, the Company operated in one industry segment: providing cloud services for delivering, optimizing and securing content and business applications over the Internet. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief executive officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate divisions and does not have separate operating or reportable segments.

The Company deploys its servers into networks worldwide. As of December 31, 2018, the Company had approximately $331.5 million and $235.7 million of net property and equipment, excluding internal-use software, located in the U.S. and foreign locations, respectively. As of December 31, 2017, the Company had approximately $311.7 million and $249.8 million of net property and equipment, excluding internal-use software, located in the U.S. and foreign locations, respectively.

The Company sells its services and licenses through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated and was $1,031.2 million, $855.0 million and $720.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period.

22. Quarterly Financial Results (unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2018:
Revenue	$668,724	$662,759	$669,628	$713,363
Cost of revenue (exclusive of amortization of acquired intangible assets)	234,825	235,487	239,246	243,927
Net income	53,714	43,061	107,583	94,015
Basic net income per share	0.32	0.25	0.65	0.58
Diluted net income per share	0.31	0.25	0.64	0.57
Year ended December 31, 2017:
Revenue	$600,293	$605,832	$624,440	$658,470
Cost of revenue (exclusive of amortization of acquired intangible assets)	205,727	214,680	225,490	229,940
Net income	74,583	56,752	63,911	27,520
Basic net income per share	0.43	0.33	0.37	0.16
Diluted net income per share	0.43	0.33	0.37	0.16

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework 2013.

Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2019 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Highlights” and is incorporated by reference herein.

Our executive officers and directors and their positions as of February 28, 2019, are as follows:

Name	Position
F. Thomson Leighton	Chief Executive Officer and Director (Principal Executive Officer)
James Benson	Chief Financial Officer (Principal Financial and Accounting Officer)
Aaron Ahola	Senior Vice President and General Counsel
Robert Blumofe	Executive Vice President – Platform and GM Enterprise Division
James Gemmell	Executive Vice President and Chief Human Resources Officer
Adam Karon	Executive Vice President and GM Media and Carrier Divisions
Rick McConnell	President and GM Web Division
William Wheaton	Executive Vice President and Chief Strategy Officer
Pamela J. Craig	Director
Monte E. Ford	Director
Jill A. Greenthal	Director
Daniel R. Hesse	Director
Peter T. Killalea	Director
Jonathan F. Miller	Director
Paul Sagan	Director
Frederic V. Salerno	Director
Naomi O. Seligman	Director
Bernardus Verwaayen	Director
William R. Wagner	Director

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

Item 11. Executive Compensation

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2019 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Corporate Governance Highlights,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2019 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2019 Annual Meeting of Stockholders under the sections captioned “Certain Relationships and Related Party Transactions,” “Corporate Governance Highlights” and “Compensation Committee Interlocks and Insider Participation.”

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2019 Annual Meeting of Stockholders under the section captioned “Ratification of Selection of Independent Auditors.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents Filed as Part of this Annual Report on Form 10-K

1.	Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2018 and 2017

•	Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2018, 2017 and 2016

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Financial statements schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

(b)	Exhibits

EXHIBIT INDEX

3.1(A)	Amended and Restated Certificate of Incorporation of Akamai Technologies, Inc., as amended

3.2(A)	Amended and Restated Bylaws of Akamai Technologies, Inc., as amended

4.1(B)	Specimen common stock certificate

4.2(C)	Indenture (including form of Notes) with respect to Akamai’s 0.125% Convertible Senior Notes due 2025, dated as of May 21, 2018, between Akamai and U.S. Bank National Association, as trustee

10.1(D)	Summary of the Registrant’s Compensatory Arrangements with Non-Executive Directors

10.2@	Summary of the Registrant’s Compensatory Arrangements with Executive Officers

10.3(E)@	Second Amended and Restated 1998 Stock Incentive Plan of the Registrant, as amended

10.4(F)@	Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.5(G)@	Amendment to Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.6(H)@	2001 Stock Incentive Plan of the Registrant

10.7(I)	2006 Stock Incentive Plan of the Registrant

10.8(J)@	2009 Akamai Technologies, Inc. Stock Incentive Plan

10.9(K)@	2013 Akamai Technologies, Inc. Stock Incentive Plan (as amended)

10.10(L)	Amended and Restated 1999 Stock Compensation Plan of Acerno Intermediate Holdings, Inc. (formerly known as I-Behavior Inc.)

10.11(M)	Blaze Software Inc. Stock Option Plan

10.12(N)	Cotendo, Inc. Amended and Restated 2008 Stock Plan

10.13(O)	Four Cambridge Center Lease Agreement dated October 1, 2007

10.14(O)	Eight Cambridge Center Lease Agreement dated October 1, 2007

10.15(P)	Amendment to Lease Agreement for Eight Cambridge Center dated November 7, 2016

10.16(P)	Amendment to Lease Agreement for Four Cambridge Center dated November 7, 2016

10.17(P)	Indenture of Lease for 145 Broadway, Cambridge, Massachusetts dated November 7, 2016

10.18(P)	Must-Take Premises and Right of First Offer Agreement among the Registrant, Boston Properties Limited Partnership and the Trustees of Ten Cambridge Center Trust dated November 7, 2016

10.19(Q)	150 Broadway Real Property Lease Dated December 20, 2017

10.20(R)†	Exclusive Patent and Non-Exclusive Copyright License Agreement, dated as of October 26, 1998, between the Registrant and Massachusetts Institute of Technology

10.21(S)@	Employment Letter Agreement between the Registrant and F. Thomson Leighton dated February 25, 2013

10.22(T)@	Amendment to Employment Letter Agreement between the Registrant and F. Thomson Leighton dated November 12, 2015

10.23(U)@	Form of Executive Bonus Plan

10.24(V)@	Akamai Technologies, Inc. Executive Severance Pay Plan

10.25(T)@	Form of Executive Change in Control and Severance Agreement

10.26(W)@	Akamai Technologies, Inc. Policy on Departing Director Compensation

10.27(X)@	Form of Stock Option Agreement for use under the 2009 Stock Incentive Plan (four-year vest)

10.28(Y)@	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan (time vesting)

10.29(Y)@	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan (performance vesting)

10.30(Y)@	Form of Stock Option Agreement for use under the 2013 Stock Incentive Plan

10.31(Y)	Form of Deferred Stock Unit Agreement for use under the 2013 Stock Incentive Plan

10.32(Z)@	Form of Performance-Based Vesting Restricted Stock Unit Agreement with Retirement Provision

10.33(C)	Form of Call Option Confirmation between Akamai and each Option Counterparty

10.34(C)	Form of Warrant Confirmation between Akamai and each Option Counterparty

10.35(AA)@	Akamai Technologies, Inc. U.S. Non-Qualified Deferred Compensation Plan

10.36(BB)	Cooperation Agreement, dated as of March 8, 2018, by and among Akamai Technologies, Inc., Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc.

10.37(CC)
Credit Agreement by and among Akamai Technologies, Inc., the financial institutions identified therein as lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents and arrangers party thereto, dated May 10, 2018.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document
________________

(A)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 18884226) filed with the Commission on June 6, 2018.

(B)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended, filed with the Commission on October 13, 1999.

(C)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 18852548) filed with the Commission on May 22, 2018.

(D)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 14660513) filed with the Commission on March 3, 2014.

(E)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 04961682) filed with the Commission on August 9, 2004.

(F)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 06691330) filed with the Commission on March 16, 2006.

(G)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 08823347) filed with the Commission on May 12, 2008.

(H)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 02560808) filed with the Commission on February 27, 2002.

(I)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 06870771) filed with the Commission on May 26, 2006.

(J)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 11865051) filed with the Commission on May 23, 2011.

(K)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 17861604) filed with the Commission on May 22, 2017.

(L)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 18, 2008.

(M)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on February 29, 2012.

(N)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 14, 2012.

(O)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 08655930) filed with the Commission on February 29, 2008.

(P)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 161988699) filed with the Commission on November 10, 2016.

(Q)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-27275, 17647667) filed with the Commission on March 1, 2018.

(R)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed with the Commission on September 27, 1999.

(S)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-27275, 13657899) filed with the Commission on March 1, 2013.

(T)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 151238671) filed with the Commission on November 17, 2015.

(U)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-27275, 161466754) filed with the Commission on February 29, 2016.

(V)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 12974652) filed with the Commission on July 23, 2012.

(W)	Incorporated by reference to the Registrant's Annual Report on form 10-K (File No. 000-27275, 17647667) filed with the Commission on February 28, 2017.

(X)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 09851919) filed with the Commission on May 26, 2009.

(Y)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-27275, 131025074) filed with the Commission on August 9, 2013.

(Z)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 15585212) filed with the Commission on February 6, 2015.

(AA)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-27275, 15850176) filed with the Commission on May 11, 2015.

(BB)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 18680291) filed with the Commission on March 9, 2018.

(CC)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 18837347) filed with the Commission on May 15, 2018.

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

February 28, 2019	AKAMAI TECHNOLOGIES, INC.

	By:	/s/ JAMES BENSON
James Benson Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. THOMSON LEIGHTON	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019
F. Thomson Leighton

/s/ JAMES BENSON	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2019
James Benson

/s/ PAMELA J. CRAIG	Director	February 28, 2019
Pamela J. Craig

/s/ MONTE E. FORD	Director	February 28, 2019
Monte E. Ford

/s/ JILL A. GREENTHAL	Director	February 28, 2019
Jill A. Greenthal

/s/ DANIEL R. HESSE	Director	February 28, 2019
Daniel R. Hesse

/s/ PETER T. KILLALEA	Director	February 28, 2019
Peter T. Killalea

/s/ JONATHAN F MILLER	Director	February 28, 2019
Jonathan F. Miller

/s/ PAUL SAGAN	Director	February 28, 2019
Paul Sagan

/s/ FREDERIC V. SALERNO	Director	February 28, 2019
Frederic V. Salerno

/s/ NAOMI O. SELIGMAN	Director	February 28, 2019
Naomi O. Seligman

/s/ BERNARDUS VERWAAYEN	Director	February 28, 2019
Bernardus Verwaayen

/s/ WILLIAM R. WAGNER	Director	February 28, 2019
William R. Wagner