Form 10-Q
period 2019-03-31
AKAMAI TECHNOLOGIES INC
filed 2019-05-09
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock - par value $0.01 per share	AKAM	Nasdaq Global Select Market
The number of shares outstanding of the registrant’s common stock as of May 6, 2019: 164,096,899

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$688,698	$1,036,455
Marketable securities	429,932	855,650
Accounts receivable, net of reserves of $1,078 and $1,534 at March 31, 2019, and December 31, 2018, respectively	529,346	479,889
Prepaid expenses and other current assets	170,442	163,360
Total current assets	1,818,418	2,535,354
Marketable securities	101,434	209,066
Property and equipment, net	951,259	910,618
Operating lease right-of-use assets	358,554	—
Acquired intangible assets, net	184,879	168,348
Goodwill	1,586,990	1,487,404
Deferred income tax assets	30,363	34,913
Other assets	150,865	116,067
Total assets	$5,182,762	$5,461,770

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS, continued

(in thousands, except share data)	March 31, 2019	December 31, 2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,371	$99,089
Accrued expenses	238,524	328,304
Deferred revenue	110,667	69,083
Convertible senior notes	—	686,552
Operating lease liabilities	101,545	—
Other current liabilities	16,599	27,681
Total current liabilities	569,706	1,210,709
Deferred revenue	6,482	4,557
Deferred income tax liabilities	19,396	19,624
Convertible senior notes	883,584	874,080
Operating lease liabilities	293,381	—
Other liabilities	126,996	160,940
Total liabilities	1,899,545	2,269,910
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 163,995,208 shares issued and 163,503,258 shares outstanding at March 31, 2019, and 162,904,550 shares issued and outstanding at December 31, 2018	1,640	1,629
Additional paid-in capital	3,686,337	3,670,033
Accumulated other comprehensive loss	(46,979)	(48,912)
Treasury stock, at cost, 491,950 shares at March 31, 2019, and no shares at December 31, 2018	(34,872)	—
Accumulated deficit	(322,909)	(430,890)
Total stockholders’ equity	3,283,217	3,191,860
Total liabilities and stockholders’ equity	$5,182,762	$5,461,770

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Revenue	$706,508	$668,724
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	240,743	234,825
Research and development	66,141	65,065
Sales and marketing	126,276	122,553
General and administrative	122,835	154,385
Amortization of acquired intangible assets	9,599	8,431
Restructuring charges	6,389	14,908
Total costs and operating expenses	571,983	600,167
Income from operations	134,525	68,557
Interest income	8,635	3,965
Interest expense	(12,116)	(4,850)
Other income, net	511	21
Income before provision for income taxes	131,555	67,693
Provision for income taxes	24,425	13,979
Net income	$107,130	$53,714
Net income per share:
Basic	$0.66	$0.32
Diluted	$0.65	$0.31
Shares used in per share calculations:
Basic	163,236	170,116
Diluted	164,787	172,004

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Net income	$107,130	$53,714
Other comprehensive income:
Foreign currency translation adjustments	502	6,282
Change in unrealized gain (loss) on investments, net of income tax (provision) benefit of $(554) and $871 for the three months ended March 31, 2019 and 2018, respectively	1,431	(2,686)
Other comprehensive income	1,933	3,596
Comprehensive income	$109,063	$57,310

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$107,130	$53,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,205	104,095
Stock-based compensation	45,305	44,686
Provision (benefit) for deferred income taxes	8,982	(7,814)
Amortization of debt discount and issuance costs	11,618	4,850
Restructuring-related software charges	—	2,818
Other non-cash reconciling items, net	(121)	4,379
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(43,766)	(18,419)
Prepaid expenses and other current assets	(13,029)	(4,927)
Accounts payable and accrued expenses	(85,366)	(31,312)
Deferred revenue	29,286	25,243
Other current liabilities	(9,473)	13,701
Other non-current assets and liabilities	2,079	996
Net cash provided by operating activities	160,850	192,010
Cash flows from investing activities:
Cash paid for acquired businesses, net of cash acquired	(121,464)	(79)
Cash paid for equity method investment	(40,213)	—
Purchases of property and equipment	(69,752)	(51,584)
Capitalization of internal-use software development costs	(72,677)	(61,491)
Purchases of short- and long-term marketable securities	(10,625)	(73,352)
Proceeds from sales of short- and long-term marketable securities	244	16,196
Proceeds from maturities of short- and long-term marketable securities	547,793	59,540
Other non-current assets and liabilities	2,935	(715)
Net cash provided by (used in) investing activities	236,241	(111,485)
Cash flows from financing activities:
Repayment of convertible senior notes	(690,000)	—
Proceeds related to the issuance of common stock under stock plans	19,774	22,738
Employee taxes paid related to net share settlement of stock-based awards	(38,639)	(29,714)
Repurchases of common stock	(34,872)	(19,785)
Other non-current assets and liabilities	(1,558)	(3,900)
Net cash used in financing activities	(745,295)	(30,661)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	1,601	1,165
Net (decrease) increase in cash, cash equivalents and restricted cash	(346,603)	51,029
Cash, cash equivalents and restricted cash at beginning of period	1,036,987	314,429
Cash, cash equivalents and restricted cash at end of period	$690,384	$365,458

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received of $1,176 and $4,476 for the three months ended March 31, 2019 and 2018, respectively	$44,165	$18,313
Cash paid for operating lease liabilities	30,504
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	29,257
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	49,627	18,555
Capitalization of stock-based compensation	8,831	7,811

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$688,698	$363,703
Restricted cash	1,686	1,755
Cash, cash equivalents and restricted cash	$690,384	$365,458

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended March 31, 2019
(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2019	162,904,550	$1,629	$3,670,033	$—	$(48,912)	$(430,890)	$3,191,860
Cumulative-effect adjustment to accumulated deficit related to adoption of new accounting pronouncement						851	851
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,090,658	11	(37,775)				(37,764)
Stock-based compensation			54,079				54,079
Repurchases of common stock	(491,950)			(34,872)			(34,872)
Net income						107,130	107,130
Foreign currency translation adjustment					502		502
Change in unrealized gain on investments, net of tax					1,431		1,431
Balance at March 31, 2019	163,503,258	$1,640	$3,686,337	$(34,872)	$(46,979)	$(322,909)	$3,283,217

	Three Months Ended March 31, 2018
(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2018	169,893,324	$1,699	$4,073,362	$—	$(21,930)	$(690,662)	$3,362,469
Cumulative-effect adjustment to accumulated deficit related to adoption of new accounting pronouncement						(38,601)	(38,601)
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	948,434	9	(27,534)				(27,525)
Stock-based compensation			52,390				52,390
Repurchases of common stock	(293,619)			(19,785)			(19,785)
Net income						53,714	53,714
Foreign currency translation adjustment					6,282		6,282
Change in unrealized gain on investments, net of tax					(2,686)		(2,686)
Balance at March 31, 2018	170,548,139	$1,708	$4,098,218	$(19,785)	$(18,334)	$(675,549)	$3,386,258

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed in, or omitted from, these interim financial statements. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 28, 2019.

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

Newly-Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board ("FASB") issued guidance that requires companies to present assets and liabilities arising from leases on the consolidated balance sheet. The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The Company adopted this standard on January 1, 2019 on a modified retrospective basis by applying the new standard to its lease portfolio as of January 1, 2019, while continuing to apply legacy guidance in the comparative periods.

The Company elected to use the package of practical expedients available under the transition provisions of the guidance, which allows companies to not reassess prior conclusions related to contracts containing leases, lease classification and capitalization of initial direct costs. The Company also elected not to apply the hindsight practical expedient related to its lease transactions.

Adoption of the standard required the Company to record ROU assets and lease liabilities for its operating leases related to real estate and co-location arrangements. The operating leases resulted in the recognition of ROU assets and lease liabilities of $362.2 million and $394.1 million, respectively, as of January 1, 2019. The adoption of the standard also resulted in elimination of deferred rent liabilities of $31.7 million, as of January 1, 2019, that are now recorded as a reduction of the ROU asset. The standard did not have an impact on the Company’s results of operations or cash flows.

Stranded Tax Effects Resulting from U.S. Tax Cuts and Jobs Act

In February 2018, the FASB issued guidance that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act ("TCJA") that was enacted in 2017. This guidance was effective for the Company on January 1, 2019. The adoption of this new accounting guidance resulted in the reclassification of $0.9 million of income tax benefits resulting from the TCJA from accumulated other comprehensive loss to accumulated deficit. The adoption of this new accounting guidance did not have an impact on the Company's results of operations or cash flows.

2. Significant Accounting Policies Update

The Company's significant accounting policies are detailed in Note 2 of its annual report on Form 10-K for the year ended December 31, 2018. As a result of the FASB's updated guidance for leases and related changes, as described in Note 1, the following policies have been updated as of the Company's adoption date of January 1, 2019.

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

The Company has implemented software and hardware initiatives to manage its global network more efficiently and, as a result, the expected average useful life of its network assets, primarily servers, increased from four years to five years, effective January 1, 2019. These changes decreased depreciation expense by $7.5 million and increased net income by $6.3 million, or $0.04 per share, for the three-months ended March 31, 2019.

Operating Leases

The Company enters into operating leases for real estate assets related to office space and co-location assets related to space or racks at co-location facilities and related equipment for its servers and other networking equipment. The Company determines if an arrangement contains a lease at the inception of a contract by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration and the right to obtain the economic benefits from the use of the identified asset.

Upon commencement of a lease, the Company records an ROU asset that represents the Company’s right to use the underlying asset for the lease term and a lease liability that represents an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Lease payments are discounted at the lease commencement date using the rate implicit in the lease unless that rate is not readily determinable. As most of the Company’s leases do not provide an implicit rate, an incremental borrowing rate has been applied based on the Company's credit-adjusted risk-free rate. The incremental borrowing rate at January 1, 2019 (the date the new lease standard was adopted) was used to calculate the present value of the Company’s lease portfolio as of that date.

The Company often enters into contracts that contain both lease and non-lease components. Real estate non-lease components include real estate taxes, insurance, maintenance, parking and other operating costs. Co-location non-lease components include utilities and other operating costs. As of January 1, 2019, the Company includes both lease and non-lease components of fixed costs in its lease arrangements as a single lease component. Variable costs, such as utilities based on actual usage, are not included in the measurement of ROU assets and lease liabilities, but are expensed when the event determining the amount of variable consideration to be paid occurs.

The Company’s lease terms often include renewal options and, particularly in the case of co-location arrangements, may include evergreen provisions. The Company’s ROU assets and lease liabilities generally do not include the options to extend, or terminate, unless it is reasonably certain that the Company will exercise these options. The Company has elected to exclude leases for certain networking equipment with terms of 12 months or less from its ROU assets and lease liabilities on its consolidated balance sheet.

Lease expense is recognized on a straight-line basis over the lease term.

Equity Method Investments

The Company accounts for equity investments in which is has significant influence, but not a controlling financial interest, using the equity method of accounting.  Under the equity method of accounting, investments are initially recorded at cost, less impairment, and subsequently adjusted to recognize the Company’s share of earnings or losses.

In February 2019, the Company and Mitsubishi UFJ Financial Group ("MUFG") announced the establishment of a joint venture, the Global Open Network, Inc. ("GO-NET"), and their plans to offer a new blockchain-based online payment network. Akamai's 20% stake in GO-NET is accounted for using the equity method. As of March 31, 2019, the Company's $40.2 million investment is included in other assets on the consolidated balance sheet.

Recent Accounting Pronouncements

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

3. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of March 31, 2019 and December 31, 2018 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of March 31, 2019
Commercial paper	$1,249	$—	$—	$1,249	$1,249	$—
Corporate bonds	468,247	21	(1,799)	466,469	378,012	88,457
U.S. government agency obligations	50,878	3	(210)	50,671	50,671	—
	$520,374	$24	$(2,009)	$518,389	$429,932	$88,457

As of December 31, 2018
Certificates of deposit	$40,000	$—	$(7)	$39,993	$39,993	$—
Commercial paper	282,996	—	(50)	282,946	282,946	—
Corporate bonds	685,653	1	(4,309)	681,345	482,088	199,257
U.S. government agency obligations	50,876	—	(404)	50,472	50,472	—
	$1,059,525	$1	$(4,770)	$1,054,756	$855,499	$199,257

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

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the consolidated statements of income. As of March 31, 2019, the

Company held for investment corporate and government bonds with a fair value of $461.7 million, which are classified as available-for-sale marketable securities and have been in a continuous unrealized loss position for more than 12 months. The unrealized losses of $1.9 million related to these corporate and government bonds are included in accumulated other comprehensive income as of March 31, 2019. The unrealized losses are attributable to changes in interest rates. Based on the evaluation of available evidence, the Company does not believe any unrealized losses represent other than temporary impairments.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities as of March 31, 2019 and December 31, 2018 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
As of March 31, 2019
Cash Equivalents and Marketable Securities:
Money market funds	$189,805	$189,805	$—	$—
Commercial paper	1,249	—	1,249	—
Corporate bonds	466,469	—	466,469	—
U.S. government agency obligations	50,671	—	50,671	—
Mutual funds	12,977	12,977	—	—
	$721,171	$202,782	$518,389	$—

As of December 31, 2018
Cash Equivalents and Marketable Securities:
Money market funds	$380,260	$380,260	$—	$—
Certificates of deposit	39,993	39,993	—	—
Commercial paper	282,946	—	282,946	—
Corporate bonds	681,345	—	681,345	—
U.S. government agency obligations	50,472	—	50,472	—
Mutual funds	10,016	10,016	—	—
	$1,445,032	$430,269	$1,014,763	$—

Liabilities:
Contingent consideration related to a completed acquisition	$(6,300)	$—	$—	$(6,300)

As of March 31, 2019 and December 31, 2018, the Company grouped certificates of deposit, money market funds and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of March 31, 2019 and December 31, 2018, the Company grouped commercial paper, corporate bonds and U.S. government agency obligations using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are inactive. The Company did not have any transfers of assets between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2019.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019	December 31, 2018
Due in 1 year or less	$429,932	$855,499
Due after 1 year through 3 years	88,457	199,257
	$518,389	$1,054,756

The following table reflects the activity for the Company’s major classes of liabilities measured at fair value using Level 3 inputs during the three months ended March 31, 2019 (in thousands):

Other Liabilities: Contingent Consideration Obligation
Balance as of January 1, 2019	$(6,300)
Cash paid upon achievement of milestone	6,300
Balance as of March 31, 2019	$—

4. Accounts Receivable

Net accounts receivable consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Trade accounts receivable	$380,241	$337,445
Unbilled accounts receivable	150,183	143,978
Gross accounts receivable	530,424	481,423
Allowance for doubtful accounts and other reserves	(1,078)	(1,534)
Accounts receivable, net	$529,346	$479,889

5. Incremental Costs to Obtain a Contract with a Customer

The following table summarizes the deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Deferred costs included in prepaid and other current assets	$41,109	$41,955
Deferred costs included in other assets	22,892	26,338
Total deferred costs	$64,001	$68,293

During the three months ended March 31, 2019 and March 31, 2018, the Company recognized $10.8 million and $10.9 million, respectively, of amortization expense related to deferred commissions. Amortization expense related to deferred commissions is primarily included in sales and marketing expense in the consolidated statements of income.

6. Goodwill and Acquired Intangible Assets

The change in the carrying amount of goodwill for the three months ended March 31, 2019 was as follows (in thousands):

Balance as of January 1, 2019	$1,487,404
Acquisition of Janrain, Inc.	100,634
Foreign currency translation	(1,048)
Balance as of March 31, 2019	$1,586,990

The Company tests goodwill for impairment at least annually. Through the date the consolidated financial statements were issued, no triggering events had occurred that would indicate a potential impairment exists.

Acquired intangible assets that are subject to amortization consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$153,691	$(86,321)	$67,370	$145,091	$(81,587)	$63,504
Customer-related intangible assets	263,010	(149,378)	113,632	245,710	(144,786)	100,924
Non-compete agreements	730	(359)	371	700	(306)	394
Trademarks and trade names	7,400	(3,894)	3,506	7,200	(3,674)	3,526
Acquired license rights	490	(490)	—	490	(490)	—
Total	$425,321	$(240,442)	$184,879	$399,191	$(230,843)	$168,348

Aggregate expense related to amortization of acquired intangible assets for the three months ended March 31, 2019 and March 31, 2018 was $9.6 million and $8.4 million, respectively. Based on the Company’s acquired intangible assets as of March 31, 2019, aggregate expense related to amortization of acquired intangible assets is expected to be $38.4 million for the remainder of 2019, and $36.7 million, $31.7 million, $26.0 million and $20.1 million for 2020, 2021, 2022 and 2023, respectively.

7. Business Combinations

Acquisition-related costs during the three months ended March 31, 2019 were $0.5 million and are included in general and administrative expense in the consolidated statements of income. Pro forma results of operations for the acquisition completed during the three months ended March 31, 2019 have not been presented because the effects of the acquisition were not material to the Company's consolidated financial results. Revenue and earnings of the acquired company since the date of the acquisition that are included in the Company's consolidated statements of income are also not presented separately because they are not material.

Janrain

In January 2019, the Company acquired Janrain, Inc. ("Janrain"), a provider of customer identity and access management (CIAM) solutions, for $123.6 million in cash. The allocation of the purchase price has not been finalized as of the date of the filing of these financial statements. The Company plans to incorporate the Janrain technology into Akamai's Intelligent Edge Platform.

The following table presents the preliminary allocation of the purchase price for Janrain (in thousands):

Total purchase consideration	$123,632

Allocation of the purchase consideration:
Cash	$2,168
Accounts receivable	7,318
Prepaid expenses and other current assets	838
Identifiable intangible assets	26,130
Goodwill	100,634
Deferred tax assets	5,124
Other assets	87
Total assets acquired	142,299
Accounts payable	(1,641)
Accrued expenses	(2,690)
Deferred revenue	(14,336)
Total liabilities assumed	(18,667)
Net assets acquired	$123,632

The value of the goodwill can be attributed to a number of business factors, including a trained technical and sales workforce and cost synergies expected to be realized. The total amount of goodwill related to the acquisition of Janrain expected to be deductible for tax purposes is $42.5 million.

The following were the identifiable intangible assets acquired and their respective weighted average useful lives (in thousands, except years):

	Gross Carrying Amount	Weighted Average Useful Life (in years)
Completed technologies	$8,600	3.0
Customer-related intangible assets	17,300	6.3
Trademarks	200	0.8
Non-compete agreements	30	1.0
Total	$26,130

The total weighted average amortization period for the intangible assets acquired from Janrain is 5.2 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

8. Commitments and Contingencies

Legal Matters

In April 2018, as part of the resolution of multiple existing lawsuits between Limelight Networks, Inc. ("Limelight") and the Company, including in the U.S. District Court for the Eastern District of Virginia and in the U.S. District Court for the District of Massachusetts, the Company and Limelight entered into an agreement to settle the cases and request that the U.S. Patent Trial and Appeal Board terminate certain proceedings related to patents at issue in the litigation. The Company recorded a $14.9 million charge in the first quarter of 2018, which is included in general and administrative expenses in the consolidated statement of income for the three months ended March 31, 2018, related to this settlement.

9. Debt

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

The 2025 Notes consisted of the following components as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount and issuance costs, net of amortization	(266,416)	(275,920)
Net carrying amount	$883,584	$874,080

Equity component:	$285,225	$285,225

The estimated fair value of the 2025 Notes at March 31, 2019 was $1,148.0 million. The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $71.71 on March 29, 2019, the value of the 2025 Notes if converted to common stock was less than the principal amount of $1,150.0 million.

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

Convertible Notes – Due 2019

In February 2014, the Company issued $690.0 million in par value of convertible senior notes due 2019 (the "2019 Notes"). The 2019 Notes were senior unsecured obligations of the Company and did not bear regular interest. The 2019 Notes matured and were repaid in full on February 15, 2019 as no repurchases or conversions occurred prior to maturity. For further information, see Note 11 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default.  Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio.  There were no outstanding borrowings under the Credit Agreement as of March 31, 2019.

Interest Expense

The 2025 Notes bear interest at a fixed rate of 0.125%. The interest is payable semi-annually on May 1 and November 1 of each year, commencing in November 2018. The 2025 Notes have an effective interest rate of 4.26% attributable to the conversion feature. The 2019 Notes do not bear regular interest, but had an effective interest rate of 3.2% attributable to the conversion feature. The Company is also obligated to pay ongoing commitment fees under the terms of the Credit Agreement. The following table sets forth total interest expense included in the consolidated statements of income for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Amortization of debt discount and issuance costs	$13,009	$5,832
Coupon interest payable on 2025 Notes	359	—
Revolving credit facility contractual interest expense	139	—
Capitalization of interest expense	(1,391)	(982)
Total interest expense	$12,116	$4,850

10. Leases

The following table is a summary of the Company’s operating lease costs for the three months ended March 31, 2019 (in thousands, except years and rates):

	Real Estate Arrangements	Co-location Arrangements	Total
Operating lease cost	$14,823	$22,996	$37,819
Short-term lease cost	102	3,416	3,518
Variable lease cost	3,368	4,362	7,730
Sublease income	(1,033)	—	(1,033)
Total operating lease costs	$17,260	$30,774	$48,034
Weighted average remaining lease term (in years)	10.1	2.0
Weighted average discount rate	4.4%	2.6%

Lease costs for real estate arrangements is included in general and administrative expenses in the consolidated statements of income.  Lease costs for co-location arrangements is primarily included in cost of revenue.

Maturities of operating lease liabilities as of March 31, 2019 were as follows (in thousands):

	Real Estate Arrangements	Co-location Arrangements
Remainder of 2019	$42,867	$54,265
2020	47,640	16,662
2021	43,948	4,083
2022	38,861	1,030
2023	37,483	795
Thereafter	196,390	3,869
Total lease payments	407,189	80,704
Less: imputed interest	90,096	2,871
Total lease liabilities	$317,093	$77,833

As of March 31, 2019, the Company has additional operating leases, primarily for real estate facilities, that have not yet commenced of $553.2 million. These operating leases will commence in 2019 and the majority have a term of 15 years.

The minimum aggregate future obligations under non-cancelable operating leases, including real estate and co-location arrangements, and bandwidth commitments as of December 31, 2018 were as follows (in thousands):

	Real Estate Arrangements	Bandwidth and Co-location Arrangements
2019	$54,561	$138,777
2020	78,683	24,420
2021	75,991	8,463
2022	72,579	5,233
2023	70,101	2,156
Thereafter	599,339	3,709
Total	$951,254	$182,758

11. Restructuring

During the fourth quarter of 2018, management committed to an action to restructure certain parts of the Company with the intent of re-balancing investments with the goal of improving long-term growth and scale. As a result, certain headcount reductions were necessary and certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and implemented due to this action. The Company has incurred restructuring charges of $18.5 million as part of this action, of which $6.2 million was recognized during the three months ended March 31, 2019. The Company does not expect significant additional restructuring charges related to this action.

During the fourth quarter of 2017, management committed to an action to restructure certain parts of the Company with the intent of shifting focus to more critical areas of the business and away from products that have not seen expected commercial success. The restructuring was also intended to facilitate cost efficiencies and savings. As part of the cost efficiency and savings plans, certain headcount and facility reductions were made. The Company has incurred restructuring charges of $62.6 million as part of this action. There were no material charges related to these actions during the three months ended March 31, 2019, and no significant additional charges are expected.

The Company also recognized restructuring charges for redundant employees, facilities and contracts associated with the Janrain acquisition completed in 2019.

The following table summarizes the activity of the Company's restructuring accrual during the three months ended March 31, 2019 (in thousands):

	Employee Severance and Related Benefits	Software Charges	Excess Facilities, Contract Terminations and Other	Total
Balance as of January 1, 2019	$10,508	$198	$275	$10,981
Costs incurred	6,351	—	38	6,389
Cash disbursements	(7,983)	(99)	(77)	(8,159)
Balance as of March 31, 2019	$8,876	$99	$236	$9,211

12. Stockholders’ Equity

Share Repurchase Program

Effective November 2018, the Board authorized a $1.1 billion repurchase program through December 2021. During the three months ended March 31, 2019, the Company repurchased 0.5 million shares of its common stock for $34.9 million. The Company's goals for the share repurchase programs are to offset the dilution created by its employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s consolidated statements of income for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Cost of revenue	$5,569	$5,296
Research and development	12,057	10,509
Sales and marketing	15,051	15,959
General and administrative	12,628	12,922
Total stock-based compensation	45,305	44,686
Provision for income taxes	(12,993)	(11,088)
Total stock-based compensation, net of income taxes	$32,312	$33,598

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the three months ended March 31, 2019 and March 31, 2018 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $8.1 million and $5.6 million, respectively, before taxes.

13. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the three months ended March 31, 2019 (in thousands):

	Foreign Currency Translation	Net Unrealized Losses on Investments	Total
Balance as of January 1, 2019	$(51,904)	$2,992	$(48,912)
Other comprehensive loss	502	1,431	1,933
Balance as of March 31, 2019	$(51,402)	$4,423	$(46,979)

Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the three months ended March 31, 2019.

14. Revenue from Contracts with Customers

The Company sells its solutions through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. The following table summarizes revenue by geography included in the Company’s consolidated statements of income for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
U.S.	$418,200	$423,339
International	288,308	245,385
Total revenue	$706,508	$668,724

While the Company sells its solutions through a geographically dispersed sales force, it manages its customer relationships in two divisions: the Web Division and the Media and Carrier Division. Customers are assigned to a division for relationship management purposes according to their predominant purchasing activity; however, customers may purchase solutions managed by the other division as well. As of January 1, 2019, the Company reassigned some of its customers from the Media and Carrier Division to the Web Division and revised historical results in order to reflect the most recent categorization and to provide a comparable view for all periods presented. As the purchasing patterns and required account expertise of customers change over time, the Company may reassign a customer's division from one to another. The following table summarizes revenue by division included in the Company’s consolidated statements of income for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Web Division	$376,275	$353,250
Media and Carrier Division	330,233	315,474
Total revenue	$706,508	$668,724

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

During the three months ended March 31, 2019 and 2018, the Company recognized $47.8 million and $46.4 million of revenue that was included in deferred revenue as of December 31, 2018 and 2017, respectively.

As of March 31, 2019, the aggregate amount of remaining performance obligations from contracts with customers was $2.3 billion. The Company expects to recognize more than 70% of its remaining performance obligations as revenue over the next 12 months, with the remaining recognized thereafter. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration such as usage-based contracts with no committed contract as well as anticipated renewed contracts.

15. Income Taxes

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

The Company is currently under audit in multiple jurisdictions and, in certain cases, is involved in litigation related to adverse audit determinations. In the second quarter of 2018, the Company filed an appeal with the Massachusetts Appellate Tax Board contesting the adverse audit findings related to certain tax benefits and exemptions. The Company has determined that it is more-likely-than-not that it will prevail, and no reserve has been recorded related to these controversies. Over the next 12 months, the Company’s current assumptions and positions could change based on audit determinations and other events impacting its analysis. Such events, if resolved unfavorably, could significantly impact the Company’s effective income tax rate and results of operations. The Company has estimated that an adverse ruling related to its Massachusetts controversy could result in an income tax charge of approximately $30.0 million.

The Company’s effective income tax rate was 18.6% and 20.7% for the three months ended March 31, 2019 and 2018, respectively. The lower effective tax rate for the three months ended March 31, 2019, is primarily due to an increase in foreign income taxed at lower rates and a decrease to U.S. federal taxes on Global Intangible Low-Taxed Income ("GILTI"). These amounts were partially offset by an increase in the valuation allowance recorded against deferred tax assets related to state tax credits in which it is more likely than not that such credits will expire prior to utilization and an increase in non-deductible executive compensation.

For the three months ended March 31, 2019, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by the valuation allowance recorded against deferred tax assets related to state tax credits, non-deductible executive compensation, state taxes and an intercompany sale of intellectual property.

For the three months ended March 31, 2018, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits, partially offset by the U.S. federal taxes on GILTI and an intercompany sale of intellectual property.

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

The following table sets forth the components used in the computation of basic and diluted net income per share for the three months ended March 31, 2019 and 2018 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$107,130	$53,714
Denominator:
Shares used for basic net income per share	163,236	170,116
Effect of dilutive securities:
Stock options	49	142
RSUs and DSUs	1,502	1,746
Convertible senior notes	—	—
Warrants related to issuance of convertible senior notes	—	—
Shares used for diluted net income per share	164,787	172,004
Basic net income per share	$0.66	$0.32
Diluted net income per share	$0.65	$0.31

For the three months ended March 31, 2019 and 2018, certain potential outstanding common shares from stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding common shares excluded from the computation of diluted net income per share for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Service-based RSUs	2,565	2,815
Performance-based RSUs	1,484	1,529
Convertible senior notes	12,093	7,704
Warrants related to issuance of convertible senior notes	12,093	7,704
Total shares excluded from computation	28,235	19,752

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

Our management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which we have prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, revenue recognition, accounts receivable and related reserves, valuation and impairment of marketable securities, goodwill and acquired intangible assets, capitalized internal-use software development costs, impairment and useful lives of long-lived assets, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time they are made. Actual results may differ from our estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2018 and the section entitled "Significant Accounting Policies Update" in the notes to our unaudited consolidated financial statements included herein for further discussion of our critical accounting policies and estimates.

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

Revenue

For most of our solutions, our customers commit to contracts having terms of a year or longer, which allows us to have a consistent and predictable base level of revenue. In addition, we are also dependent on media customers where usage of our solutions is more variable. As a result, our revenue is impacted by the amount of media and software download traffic we serve on our network, the rate of adoption of gaming, social media and video platform offerings, the timing and variability of customer-specific one-time events and the impact of seasonal variations on our business. The ability to expand our product portfolio and to effectively manage the prices we charge for our solutions are also key factors impacting our revenue growth.

We have observed the following trends related to our revenue in recent years:

•
Increased sales of our security solutions have made a significant contribution to revenue growth. We plan to continue to invest in this area with a focus on further enhancing our product portfolio and extending our go-to-market capabilities.

•
We have increased committed recurring revenue from our solutions by increasing sales of incremental solutions to our existing customers and adding new customers; however, we have also experienced slower revenue growth in recent quarters particularly in our Web Performance solutions. We expect the trend of slower revenue growth to continue in 2019 as our commerce customers experience financial pressure, we face contract renewals with large media and other customers, and we experience the absence of as many large media-driven events in 2019 as compared to 2018.

•
The prices paid by some of our customers have declined, particularly in the context of contract renewals, reflecting the impact of competition and volume discounts. Our revenue would have been higher absent these price declines.

•	We have experienced increases in the amount of traffic delivered for customers that use our solutions for video, gaming and software downloads, contributing to an increase in our revenue.

•
In recent years, revenue from our international operations has been growing at a faster pace than from our U.S. operations, due to a sharper increase in sales of our solutions originating outside the U.S. to new customers as well as sales of incremental solutions to existing non-U.S. customers.

•
We have experienced variations in certain types of revenue from quarter to quarter. In particular, we experience higher revenue in the fourth quarter of each year for some of our solutions as a result of holiday season activity. In addition, we experience quarterly variations in revenue attributable to, among other things, the nature and timing of software and gaming releases by our customers; whether there are large live sporting or other events that increase the amount of media traffic on our network; and the frequency and timing of purchases of custom solutions.

Expenses

Our level of profitability is also impacted by our expenses, including direct costs to support our revenue such as bandwidth and co-location costs. We have observed the following trends related to our profitability in recent years:

•
Our profitability improved in the first quarter of 2019 as compared to the same period in 2018 due to higher revenues as well as the effects of cost savings and efficiency initiatives we have undertaken. We expect to continue to undertake efforts intended to improve the efficiency of operations, but do anticipate variability in our profitability during 2019 due to some increased expenses in certain areas of the business that did not impact us in the first quarter. However, we anticipate overall profitability improvement in 2019 as compared to 2018, which is also expected to be at a lower rate as compared to 2018. We believe we can achieve additional improvement in 2020.

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

•
Depreciation and amortization expense related to our network equipment decreased during the first quarter of 2019 as compared to the first quarter of 2018. We implemented software and hardware initiatives to manage our global network more efficiently, and as a result, the expected average useful life of our network assets, primarily servers, increased from four years to five years, effective January 1, 2019. This change is expected to decrease depreciation expense related to our network equipment during 2019 as compared to 2018.

We report our revenue by division, which is a customer-focused reporting view that reflects revenue from customers that are managed by the division. We report our revenue in two divisions: the Web Division and the Media and Carrier Division. As the purchasing patterns and required account expertise of customers change over time, we may reassign a customer from one division to another. In 2019, we reassigned some of our customers from the Media and Carrier Division to the Web Division and revised historical results in order to reflect the most recent categorization and to provide a comparable view for all periods presented.

Results of Operations

The following table sets forth, as a percentage of revenue, consolidated statements of income data for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Revenue	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	34.1	35.1
Research and development	9.4	9.7
Sales and marketing	17.9	18.3
General and administrative	17.4	23.1
Amortization of acquired intangible assets	1.4	1.3
Restructuring charges	0.9	2.2
Total costs and operating expenses	81.1	89.7
Income from operations	18.9	10.3
Interest income	1.2	0.6
Interest expense	(1.7)	(0.7)
Other income, net	0.1	—
Income before provision for income taxes	18.5	10.2
Provision for income taxes	3.5	2.1
Net income	15.0%	8.1%

Revenue

Revenue by division during the periods presented was as follows (in thousands):

	For the Three Months Ended March 31,
	2019	2018	% Change	% Change at Constant Currency
Web Division	$376,275	$353,250	6.5%	8.8%
Media and Carrier Division	330,233	315,474	4.7	6.8
Total revenue	$706,508	$668,724	5.7%	7.9%

During the three-month period ended March 31, 2019, the increase in our revenue as compared to the same period in 2018 was primarily the result of higher media traffic volumes, including from our large Internet platform customers, and continued strong growth in sales of our Cloud Security Solutions. During the three-month period ended March 31, 2019, our Cloud Security Solutions revenue was $190.1 million, as compared to $150.1 million during the three-month period ended March 31, 2018, which represents a 26.7% increase. Cloud Security Solutions revenue increased due to sales of new products, particularly Bot Manager, as well as continued strong growth in our core Kona and Prolexic Cloud Security Solutions.

The increase in Web Division revenue during the three-month period ended March 31, 2019, as compared to the same period in 2018, was primarily the result of increased sales of both new and existing Cloud Security Solutions to this customer base, as described above.

The increase in Media and Carrier Division revenue during the three-month period ended March 31, 2019, as compared to the same period in 2018, was primarily the result of increased customer traffic volumes from video delivery and gaming customers and sales of Cloud Security Solutions to this customer base.

Revenue derived in the U.S. and internationally during the periods presented is as follows (in thousands):

	For the Three Months Ended March 31,
	2019	2018	% Change	% Change at Constant Currency
U.S.	$418,200	$423,339	(1.2)%	(1.2)%
International	288,308	245,385	17.5	23.5
Total revenue	$706,508	$668,724	5.7%	7.9%

For the three-month period ended March 31, 2019, approximately 40.8% of our revenue was derived from our operations located outside the U.S., compared to 36.7% for the three-month period ended March 31, 2018. No single country outside the U.S. accounted for 10.0% or more of revenue during either of these periods. During the three-month period ended March 31, 2019, we continued to see strong revenue growth from our operations in the Asia-Pacific region. Changes in foreign currency exchange rates impacted our revenue by an unfavorable $14.7 million during the three-month period ended March 31, 2019, as compared to the same period in 2018.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2019	2018	% Change
Bandwidth fees	$42,473	$42,117	0.8%
Co-location fees	29,492	33,103	(10.9)
Network build-out and supporting services	22,711	18,525	22.6
Payroll and related costs	60,263	60,008	0.4
Stock-based compensation, including amortization of prior capitalized amounts	13,309	10,531	26.4
Depreciation of network equipment	30,168	38,235	(21.1)
Amortization of internal-use software	42,327	32,306	31.0
Total cost of revenue	$240,743	$234,825	2.5%
As a percentage of revenue	34.1%	35.1%

The increase in total cost of revenue for the three-month period ended March 31, 2019, as compared to the same period in 2018, was primarily due to growth in amortization of internal-use software as we continued to release internally-developed software onto our network related to new product launches and significant enhancements to our existing services throughout 2018 and the first quarter of 2019. These increases were partially offset by lower depreciation expense of network equipment of approximately $7.5 million due to software and hardware initiatives we have implemented to manage our global network more efficiently, resulting in an increase in the expected average useful life of our network assets, primarily servers, from four to five years effective January 1, 2019.

We have long-term purchase commitments for co-location services and bandwidth usage with various vendors and network and Internet service providers. Our minimum commitments related to bandwidth usage and co-location services may vary from period to period depending on the timing and length of contract renewals with our service providers. There have been no significant changes to these commitments as reported in our annual report on Form 10-K for the year ended December 31, 2018, other than normal period-to-period variations.

During 2019, we anticipate amortization of internal-use software development costs to increase as compared to 2018, along with increased payroll and related costs associated with our professional services personnel and related expenses. However, we do not anticipate that cost of revenue will increase as a percentage of revenue during 2019 as compared to 2018. We plan to continue making investments in our network with the expectation that our customer base will continue to expand and that we will continue to deliver more traffic to existing customers.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2019	2018	% Change
Payroll and related costs	$94,944	$95,685	(0.8)%
Stock-based compensation	12,057	10,509	14.7
Capitalized salaries and related costs	(43,359)	(43,091)	0.6
Other expenses	2,499	1,962	27.4
Total research and development	$66,141	$65,065	1.7%
As a percentage of revenue	9.4%	9.7%

The increase in research and development expenses during the three-month period ended March 31, 2019, as compared to the same period in 2018, was primarily due to an increase in stock-based compensation costs as a result of market adjustments to equity grant award sizes due to competition for certain engineering talent.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three-month period ended March 31, 2019 and March 31, 2018, we capitalized $8.1 million and $7.2 million of stock-based compensation, respectively. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, which is generally two to seven years.

We expect research and development costs to increase in 2019 as we maintain our focus on innovation. However, we do not expect these costs to increase as a percentage of revenue.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2019	2018	% Change
Payroll and related costs	$92,651	$94,193	(1.6)%
Stock-based compensation	15,050	15,959	(5.7)
Marketing programs and related costs	14,533	11,280	28.8
Other expenses	4,042	1,121	260.6
Total sales and marketing	$126,276	$122,553	3.0%
As a percentage of revenue	17.9%	18.3%

The increase in sales and marketing expenses during the three-month period ended March 31, 2019, as compared to the same period in 2018, was primarily due to an increase in sales and marketing programs in the three month period ended March 31, 2019 as compared to the three month period ended March 31, 2018. During 2019, we plan to continue to focus our efforts on expanding operating margins while simultaneously pursuing our goal of improving go-to-market capabilities.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2019	2018	% Change
Payroll and related costs	$49,651	$51,894	(4.3)%
Stock-based compensation	12,628	12,922	(2.3)
Depreciation and amortization	18,373	19,888	(7.6)
Facilities-related costs	21,023	21,795	(3.5)
Provision for doubtful accounts	800	521	53.6
Acquisition-related costs	451	1,143	(60.5)
License of patent	(4,403)	(4,215)	4.5
Legal and stockholder matter costs	—	23,091	(100.0)
Professional fees and other expenses	24,312	27,346	(11.1)
Total general and administrative	$122,835	$154,385	(20.4)%
As a percentage of revenue	17.4%	23.1%

The decrease in general and administrative expenses for the three-month period ended March 31, 2019, as compared to the same period in 2018, was primarily due to legal and stockholder matter costs related to a settlement charge from our litigation with Limelight Networks, Inc., or Limelight, and amounts paid to professional service providers for advisory services provided in connection with a non-routine stockholder matter in the first quarter of 2018.

General and administrative expenses for the three-month period ended March 31, 2019 and 2018 are broken out by category as follows (in thousands):

	For the Three Months Ended March 31,
	2019	2018	% Change
Global functions	$49,468	$55,653	(11.1)%
As a percentage of revenue	7.0%	8.3%
Infrastructure	72,327	78,192	(7.5)
As a percentage of revenue	10.2%	11.7%
Other	1,040	20,540	(94.9)
Total general and administrative expenses	$122,835	$154,385	(20.4)%
As a percentage of revenue	17.4%	23.1%

During the three-month period ended March 31, 2019, as compared to the same period in 2018, the decrease in general and administrative expenses from our global functions was primarily the result of a reduction in professional services fees due to settlement of our litigation with Limelight in the first quarter of 2018. The decrease in general and administrative expenses from our infrastructure functions for the three-month period ended March 31, 2019, as compared to the same period in 2018, was the result of facilities consolidation in the first half of 2018 related to a restructuring action. The decrease in other general and administrative expenses was primarily the result of costs related to the settlement of litigation with Limelight and amounts paid to professional service providers for advisory services provided in connection with a non-routine stockholder matter in the first quarter of 2018.

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

During 2019, we plan to continue to focus our efforts on expanding our operating margins and, in particular, evaluating potential improvements in the areas of third-party spending and automation of manual tasks.

Amortization of Acquired Intangible Assets

	For the Three Months Ended March 31,
(in thousands)	2019	2018	% Change
Amortization of acquired intangible assets	$9,599	$8,431	13.9%
As a percentage of revenue	1.4%	1.3%

The increase in amortization of acquired intangible assets for the three-month period ended March 31, 2019, as compared to the same period in 2018, was the result of amortization of assets related to our recent acquisitions. Based on our intangible assets at March 31, 2019, we expect amortization of acquired intangible assets to be approximately $38.4 million for the remainder of 2019, and $36.7 million, $31.7 million, $26.0 million and $20.1 million for 2020, 2021, 2022 and 2023, respectively.

Restructuring Charges

	For the Three Months Ended March 31,
(in thousands)	2019	2018	% Change
Restructuring charges	$6,389	$14,908	(57.1)%
As a percentage of revenue	0.9%	2.2%

The restructuring charges for the three-month period ended March 31, 2019 were primarily the result of certain restructuring actions initiated in the fourth quarter of 2018. Management's intention in implementing the restructuring was to re-balance investments with the goal of improving long-term revenue growth and scale. The restructuring charge primarily consist of costs associated with headcount reductions. We do not expect significant additional restructuring charges related to this action.

The restructuring charges for the three-month period ended March 31, 2018 were primarily the result of certain restructuring actions initiated in the fourth quarter of 2017. Management committed to an action to restructure certain parts of the business, primarily media-related, with the intent of shifting focus away from products that have not seen expected commercial success and to facilitate other cost efficiencies and savings. As part of these actions, certain headcount and facility reductions were implemented during the three-month period ended March 31, 2018. In addition, certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and launched due to the restructuring action. No significant additional restructuring charges related to this action are expected.

Non-Operating Income (Expense)

	For the Three Months Ended March 31,
(in thousands)	2019	2018	% Change
Interest income	$8,635	$3,965	117.8%
As a percentage of revenue	1.2%	0.6%
Interest expense	$(12,116)	$(4,850)	149.8%
As a percentage of revenue	(1.7)%	(0.7)%
Other income, net	$511	$21	2,333.3%
As a percentage of revenue	0.1%	—%

For the periods presented, interest income primarily consists of interest earned on invested cash balances and marketable securities. The increase in interest income for the three-month period ended March 31, 2019, as compared to the same period in 2018, was primarily the result of increased cash, cash equivalents and marketable securities balances as a result of our May 2018 issuance of $1,150.0 million in par value of convertible senior notes due 2025 (see Note 9 to the consolidated financial statements).

Interest expense is related to our debt transactions, which are described in Note 9 to the consolidated financial statements. The increase in interest expense for the three-month period ended March 31, 2019 was primarily due to the May 2018 issuance of $1,150.0 million in par value of convertible senior notes due 2025, which bear regular interest of 0.125%, but have an effective interest rate of 4.26% due to the conversion feature.

Other income, net primarily represents net foreign exchange gains and losses and other non-operating expense and income items. The fluctuation in other income, net for the three-month period ended March 31, 2019, as compared to the same period in 2018, includes the impact of gains recognized due to the sale of certain equity investments. Other income, net may fluctuate in the future based on changes in foreign currency exchange rates or other events.

Provision for Income Taxes

	For the Three Months Ended March 31,
(in thousands)	2019	2018	% Change
Provision for income taxes	$24,425	$13,979	74.7%
As a percentage of revenue	3.5%	2.1%
Effective income tax rate	18.6%	20.7%

For the three-month period ended March 31, 2019, as compared to the same period in 2018, our provision for income taxes decreased due to an increase in foreign income taxed at lower rates and a decrease to U.S. federal taxes on Global Intangible Low-Taxed Income, which we refer to as GILTI. These amounts were partially offset by an increase in the valuation allowance recorded against deferred tax assets related to state tax credits and an increase in non-deductible executive compensation.

For the three-month period ended March 31, 2019, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by the valuation allowance recorded against deferred tax assets related to state tax credits, non-deductible executive compensation, state taxes and an intercompany sale of intellectual property.

For the three-month period ended March 31, 2018, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits, partially offset by the U.S. federal taxes on GILTI and an intercompany sale of intellectual property.

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

•
Legal and stockholder matter costs – We have incurred losses related to the settlement of legal matters and costs from professional service providers related to a non-routine stockholder matter. We believe excluding these amounts from our non-GAAP financial measures is useful to investors as the types of events giving rise to them are not representative of our core business operations.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Income from operations	$134,525	$68,557
Amortization of acquired intangible assets	9,599	8,431
Stock-based compensation	45,305	44,686
Amortization of capitalized stock-based compensation and capitalized interest expense	9,233	6,263
Restructuring charges	6,389	14,908
Acquisition-related costs	451	1,143
Legal and stockholder matter costs	—	23,091
Transformation costs	4,191	—
Non-GAAP income from operations	$209,693	$167,079

GAAP operating margin	19%	10%
Non-GAAP operating margin	30%	25%

The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Net income	$107,130	$53,714
Amortization of acquired intangible assets	9,599	8,431
Stock-based compensation	45,305	44,686
Amortization of capitalized stock-based compensation and capitalized interest expense	9,233	6,263
Restructuring charges	6,389	14,908
Acquisition-related costs	451	1,143
Legal and stockholder matter costs	—	23,091
Transformation costs	4,191	—
Amortization of debt discount and issuance costs	11,618	4,850
Gain on investments	(690)	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(12,304)	(21,283)
Non-GAAP net income	$180,922	$135,803

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended March 31,
	2019	2018
GAAP net income per diluted share	$0.65	$0.31
Amortization of acquired intangible assets	0.06	0.05
Stock-based compensation	0.27	0.25
Amortization of capitalized stock-based compensation and capitalized interest expense	0.06	0.04
Restructuring charges	0.04	0.09
Acquisition-related costs	—	0.01
Legal and stockholder matter costs	—	0.13
Transformation costs	0.03	—
Amortization of debt discount and issuance costs	0.07	0.03
Gain on investments	—	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.07)	(0.12)
Non-GAAP net income per diluted share (1)	$1.10	$0.79

Shares used in diluted per share calculations	164,787	172,004

(1) May not foot due to rounding

Non-GAAP net income per diluted share is calculated as non-GAAP net income divided by diluted weighted average common shares outstanding. GAAP diluted weighted average common shares outstanding are adjusted in non-GAAP per share calculations for the shares that would be delivered to us pursuant to the note hedge transactions entered into in connection with the issuance of our convertible senior notes. Under GAAP, shares delivered under hedge transactions are not considered offsetting shares in the fully-diluted share calculation until they are delivered. However, we would receive a benefit from the note hedge transactions and would not allow the dilution to occur, so management believes that adjusting for this benefit provides a meaningful view of net income per share. Unless and until our weighted average stock price is greater than $95.10, the initial conversion price of the convertible senior notes due 2025, there will be no difference between our GAAP and non-GAAP diluted weighted average common shares outstanding.

We consider Adjusted EBITDA to be another important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that we do not consider to be part of our core operations. We define Adjusted EBITDA as GAAP net income excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; stock-based compensation; amortization of capitalized stock-based compensation; acquisition-related costs; restructuring charges; gains and losses on legal settlements; costs from professional service providers related to a non-routine stockholder matter; costs incurred related to the endowment of the Akamai Foundation; transformation costs; foreign exchange gains and losses; interest expense; amortization of capitalized interest expense; certain gains and losses on investments; and other non-recurring or unusual items that may arise from time to time. Adjusted EBITDA margin represents Adjusted EBITDA stated as a percentage of revenue.

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Net income	$107,130	$53,714
Interest income	(8,635)	(3,965)
Provision for income taxes	24,425	13,979
Depreciation and amortization	89,373	89,401
Amortization of capitalized stock-based compensation and capitalized interest expense	9,233	6,263
Amortization of acquired intangible assets	9,599	8,431
Stock-based compensation	45,305	44,686
Restructuring charges	6,389	14,908
Acquisition-related costs	451	1,143
Legal and stockholder matter costs	—	23,091
Transformation costs	4,191	—
Interest expense	12,116	4,850
Gain on investments	(690)	—
Other expense (income), net	179	(21)
Adjusted EBITDA	$299,066	$256,480
Adjusted EBITDA margin	42%	38%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of March 31, 2019, our cash, cash equivalents and marketable securities, which primarily consisted of corporate bonds, totaled $1.2 billion. Factoring in our convertible senior notes of $1.2 billion, our net cash at March 31, 2019 was $70.1 million. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy is also designed to limit the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of March 31, 2019, we had cash and cash equivalents of $312.4 million held in accounts outside the U.S. The U.S. Tax Cuts and Jobs Act provides for a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact beginning in 2018. As a result, our liquidity is not materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Net income	$107,130	$53,714
Non-cash reconciling items included in net income	173,989	153,014
Changes in operating assets and liabilities	(120,269)	(14,718)
Net cash flows provided by operating activities	$160,850	$192,010

The decrease in cash provided by operating activities for the three-month period ended March 31, 2019, as compared to the same period in 2018, was primarily due to higher annual bonus payouts in the first quarter of 2019 due to higher attainment, an increase in cash paid for income taxes and timing of collections and payments of other working capital items; partially offset by higher profitability in the first quarter of 2019 as compared to the same period in 2018.

Cash Provided by (Used in) Investing Activities

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Cash paid for acquired businesses, net of cash acquired	$(121,464)	$(79)
Purchases of property and equipment and capitalization of internal-use software development costs	(142,429)	(113,075)
Net marketable securities activity	537,412	2,384
Other investing activity	(37,278)	(715)
Net cash provided by (used in) investing activities	$236,241	$(111,485)

The increase in cash provided by investing activities during the three-month period ended March 31, 2019, as compared to the same period in 2018, was driven by an increase in maturities of marketable securities, without reinvestment in order to repay our $690.0 million convertible senior notes due in 2019. The increase in cash provided by investing activities was partially offset by the cash paid for the acquisition of Janrain, Inc. and an equity method investment during the three-month period ended March 31, 2019.

Cash (Used in) Financing Activities

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Repayment of convertible senior notes	$(690,000)	$—
Activity related to stock-based compensation	(18,865)	(6,976)
Repurchases of common stock	(34,872)	(19,785)
Other financing activities	(1,558)	(3,900)
Net cash (used in) financing activities	$(745,295)	$(30,661)

The increase in cash used in financing activities during the three-month period ended March 31, 2019, as compared to the same period in 2018, was primarily the result of the repayment in February 2019 of our convertible senior notes issued in February 2014.

Effective November 2018, the Board authorized a $1.1 billion share repurchase program through December 2021. The Company's goals for the share repurchase programs are to offset the dilution created by its employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant.

During the three-month period ended March 31, 2019, we repurchased 0.5 million shares of common stock at a weighted average price of $70.89 per share for an aggregate of $34.9 million. As of March 31, 2019, $1,065.1 million remains available for future share repurchases. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

Convertible Senior Notes

In May 2018, we issued $1,150.0 million in par value of convertible senior notes due 2025 and entered into related convertible note hedge and warrant transactions. The terms of the notes, hedge and warrant transactions are discussed more fully in Note 9 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. We used a portion of the net proceeds to repay at maturity all of our $690.0 million outstanding aggregate principle amount of convertible senior notes due in 2019. We intend to use the remaining net proceeds of the offering for share repurchases, working capital and general corporate purposes, including potential acquisitions and other strategic transactions.

In February 2014, we issued $690.0 million in par value of convertible senior notes due 2019 and entered into related convertible note hedge and warrant transactions. The terms of the notes, hedge and warrant transactions are discussed more fully in Note 9 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. We repaid the full $690.0 million in cash in February 2019, as the notes matured and no conversions occurred.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default.  Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio.  There were no outstanding borrowings under the Credit Agreement as of March 31, 2019.

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

Contractual Obligations

Our principal commitments consist of service agreements with co-location facilities for data center capacity and bandwidth usage, obligations under leases for office space and open vendor purchase orders. Our minimum commitments related to bandwidth usage and co-location services may vary from period to period depending on the timing and length of contract renewals with our service providers. As of March 31, 2019, there have been no significant changes in our future non-cancelable minimum payments under these commitments from those reported in our annual report on Form 10-K for the year ended December 31, 2018, other than normal period-to-period variations.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 12 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2018 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended March 31, 2019 was determined to be immaterial.

As of March 31, 2019, we did not have any additional material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

See Note 1 and Note 2 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for information regarding recent and newly adopted accounting pronouncements, including our adoption of the new standard for lease accounting. See also Note 2 to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our critical accounting policies and estimates from those reported in our annual report on Form 10-K for the year ended December 31, 2018.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our consolidated statements of income within other income, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the three months ended March 31, 2019. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of March 31, 2019 and December 31, 2018, no customer had an accounts receivable balance greater than 10% of our accounts receivable. We believe that at March 31, 2019, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

We are party to litigation that we consider routine and incidental to our business. We do not currently expect the results of any of these litigation matters to have a material effect on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors

The following are important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. We have not made any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2018.
We may face slowing revenue growth which could negatively impact our profitability and stock price.

In future periods, our revenue growth may not continue. In particular, our percentage revenue growth rate in 2019 is likely to be lower than in recent years. Our revenue depends on the continued growth of demand for our solutions and our ability to maintain the prices we charge for our solutions. Our traditional offerings, particularly our Media and Web Performance solutions, are subject to increasing pricing pressure in certain verticals due to competition and business conditions affecting those customers. Inability to maintain prices negatively impacts our profitability. Our revenue results may also fluctuate for many other reasons including the following:

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

•	combine their products that are competitive with ours with other solutions they offer in a way that makes our offerings less appealing to current and potential customers;

•	adapt to new or emerging technologies and changes in customer requirements more quickly;

•	take advantage of acquisition, investment and other opportunities more readily;

•	offer lower prices than ours;

•	allocate greater resources to the promotion, marketing, and sales of their products and services; and

•	dedicate greater resources to the research and development of their products and services.

Smaller and more nimble competitors may be able to:

•	attract customers by offering less sophisticated versions of products and services than we provide at lower prices than those we charge;

•	develop new business models that are disruptive to us; and

•	respond more quickly than we can to new or emerging technologies, changes in customer requirements and market and industry developments, resulting in superior offerings.

Existing and potential customers may not purchase our solutions, or may limit their use of them, because they:

•	pursue a "do-it-yourself" approach by putting in place equipment, software and other technology solutions for content and application delivery within their internal systems;

•	enter into relationships directly with network providers instead of relying on an overlay network like ours; or

•	implement multi-vendor policies to reduce reliance on any particular external providers such as us.

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

Cybersecurity breaches and attacks on us could lead to significant costs and disruptions that could harm our business, financial results and reputation.

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

Cyberthreats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. We may have no current capability to detect certain vulnerabilities, which could allow them to persist in an environment over long periods of time. Cyberthreats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and customers. Breaches of our facilities, network, or data security could disrupt the security of our systems and business applications, impair our ability to provide solutions to our customers and protect their data, result in product development delays, compromise confidential or technical business information, thereby harming our reputation or competitive position, result in theft or misuse of our intellectual property or other assets, expose us to fines or other penalties, require us to allocate more resources to improved technologies, or otherwise adversely affect our business.

To defend against security threats to our internal IT systems and cloud-based services, we must continuously engineer more secure solutions, enhance security and reliability features, improve the deployment of software updates to address security vulnerabilities, develop mitigation technologies that help to secure customers from attacks, and maintain the digital security infrastructure that protects the integrity of our network, products, and services. The cost of these steps could reduce our operating margins. If we fail to do these things well, actual or perceived security vulnerabilities in our solutions, data corruption issues, or reduced performance could harm our reputation and lead customers to reduce or delay future purchases of our solutions, or to use competing products or services.

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

Over the past several years, we have implemented internal restructurings and reorganizations designed to reduce the size and cost of our operations, improve operational efficiencies, enhance our ability to pursue market opportunities and accelerate our technology development initiatives. We may take similar steps in the future as we seek to realize operating synergies, optimize our operations to achieve our target operating model and profitability objectives, respond to market forces, or better reflect changes in the strategic direction of our business. Disruptions in operations may occur as a result of taking these actions. Taking these actions may also result in significant expense for us, including with respect to workforce reductions, as well as decreased productivity due to employee distraction and unanticipated employee turnover. Substantial expense or business disruptions resulting from restructuring and reorganization activities could adversely affect our operating results.

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

Privacy laws are rapidly proliferating, changing and evolving globally. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. New laws, such as the European Union General Data Protection Regulation, or GDPR, and the California Consumer Privacy Act of 2018, and industry self-regulatory codes have been enacted and more are being considered that may affect our ability to reach current and prospective customers, to understand how our solutions are being used, and to respond to customer requests allowed under the laws, and how we use data generated from our network. Any perception that our business practices, our data collection activities or how our solutions operate represent an invasion of privacy, whether or not consistent with current regulations and industry practices, may subject us to public criticism (or boycotts), class action lawsuits, reputational harm, or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to liability. Compliance with GDPR and other laws may be administratively difficult and expensive.

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

As we expand our business and develop new technologies, products and services, we may become increasingly subject to intellectual property infringement and other claims, including those that may arise under international laws. In many cases, we have agreed to indemnify our customers and channel and strategic partners if our solutions infringe or misappropriate specified intellectual property rights; therefore, we could become involved in litigation or claims brought against customers or channel or strategic partners if our solutions or technology are the subject of such allegations. Any litigation or claims, whether or not valid, brought against us or pursuant to which we indemnify our customers or partners could result in substantial costs and diversion of resources and require us to do one or more of the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the first quarter of 2019 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
January 1, 2019 – January 31, 2019	—	$—	—	$1,100,000
February 1, 2019 – February 28, 2019	125,424	69.89	125,424	1,091,234
March 1, 2019 – March 31, 2019	366,526	71.23	366,526	1,065,128
Total	491,950	$70.89	491,950	$1,065,128

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share.

(3)	Includes commissions paid.

(4)	Effective November 2018, the Board authorized a $1.1 billion repurchase program through December 2021.

Item 6. Exhibits

Exhibit 10.38(A)	Transition Agreement dated February 25, 2019 between the Registrant and James Benson

Exhibit 10.39	Form of Restricted Stock Unit Grant Agreement under the Akamai Technologies, Inc. 2013 Stock Incentive Plan, as amended

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

(A) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275) filed with the Securities and Exchange Commission on February 27, 2019

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iv) Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

May 9, 2019	By:	/s/ Ed McGowan
Ed McGowan
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)