Form 10-Q
period 2019-06-30
AKAMAI TECHNOLOGIES INC
filed 2019-08-08
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of August 6, 2019: 164,982,488

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$515,896	$1,036,455
Marketable securities	526,596	855,650
Accounts receivable, net of reserves of $1,612 and $1,534 at June 30, 2019, and December 31, 2018, respectively	523,382	479,889
Prepaid expenses and other current assets	178,920	163,360
Total current assets	1,744,794	2,535,354
Marketable securities	287,046	209,066
Property and equipment, net	1,019,407	910,618
Operating lease right-of-use assets	359,128	—
Acquired intangible assets, net	176,031	168,348
Goodwill	1,586,642	1,487,404
Deferred income tax assets	19,677	34,913
Other assets	150,511	116,067
Total assets	$5,343,236	$5,461,770

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS, continued

(in thousands, except share data)	June 30, 2019	December 31, 2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126,539	$99,089
Accrued expenses	250,015	328,304
Deferred revenue	110,750	69,083
Convertible senior notes	—	686,552
Operating lease liabilities	96,160	—
Other current liabilities	7,350	27,681
Total current liabilities	590,814	1,210,709
Deferred revenue	5,204	4,557
Deferred income tax liabilities	25,099	19,624
Convertible senior notes	893,191	874,080
Operating lease liabilities	299,062	—
Other liabilities	135,102	160,940
Total liabilities	1,948,472	2,269,910
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 164,906,403 shares issued and 163,359,091 shares outstanding at June 30, 2019, and 162,904,550 shares issued and outstanding at December 31, 2018	1,649	1,629
Additional paid-in capital	3,760,840	3,670,033
Accumulated other comprehensive loss	(42,484)	(48,912)
Treasury stock, at cost, 1,547,312 shares at June 30, 2019, and no shares at December 31, 2018	(116,247)	—
Accumulated deficit	(208,994)	(430,890)
Total stockholders’ equity	3,394,764	3,191,860
Total liabilities and stockholders’ equity	$5,343,236	$5,461,770

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue	$705,074	$662,759	$1,411,582	$1,331,483
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	242,193	235,487	482,936	470,312
Research and development	61,439	59,709	127,580	124,774
Sales and marketing	135,106	131,680	261,382	254,233
General and administrative	120,116	170,206	242,951	324,591
Amortization of acquired intangible assets	9,648	8,294	19,247	16,725
Restructuring charges	790	266	7,179	15,174
Total costs and operating expenses	569,292	605,642	1,141,275	1,205,809
Income from operations	135,782	57,117	270,307	125,674
Interest income	6,410	6,409	15,045	10,374
Interest expense	(8,446)	(9,204)	(20,562)	(14,054)
Other expense, net	(578)	(2,769)	(67)	(2,748)
Income before provision for income taxes	133,168	51,553	264,723	119,246
Provision for income taxes	19,253	8,492	43,678	22,471
Net income	$113,915	$43,061	$221,045	$96,775
Net income per share:
Basic	$0.70	$0.25	$1.35	$0.57
Diluted	$0.69	$0.25	$1.34	$0.56
Shares used in per share calculations:
Basic	163,407	170,250	163,322	170,183
Diluted	165,019	172,307	164,903	172,156

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income	$113,915	$43,061	$221,045	$96,775
Other comprehensive income (loss):
Foreign currency translation adjustments	2,849	(24,558)	3,351	(18,275)
Change in unrealized gain (loss) on investments, net of income tax (provision) benefit of $(547), $(299), $(1,101) and $572 for the three and six months ended June 30, 2019 and 2018, respectively	1,646	921	3,077	(1,765)
Other comprehensive income (loss)	4,495	(23,637)	6,428	(20,040)
Comprehensive income	$118,410	$19,424	$227,473	$76,735

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$221,045	$96,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	214,270	210,393
Stock-based compensation	93,447	92,183
Provision (benefit) for deferred income taxes	24,608	(12,116)
Amortization of debt discount and issuance costs	19,628	13,759
Restructuring-related software charges	—	2,818
Other non-cash reconciling items, net	1,180	8,015
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(38,127)	(16,889)
Prepaid expenses and other current assets	(23,287)	8,578
Accounts payable and accrued expenses	(52,789)	(27,091)
Deferred revenue	27,973	29,552
Other current liabilities	(18,739)	5,655
Other non-current assets and liabilities	9,570	59
Net cash provided by operating activities	478,779	411,691
Cash flows from investing activities:
Cash paid for acquired businesses, net of cash acquired	(121,409)	(79)
Cash paid for equity method investment	(36,008)	—
Purchases of property and equipment	(158,158)	(98,300)
Capitalization of internal-use software development costs	(117,620)	(103,409)
Purchases of short- and long-term marketable securities	(391,758)	(467,886)
Proceeds from sales of short- and long-term marketable securities	268	16,196
Proceeds from maturities of short- and long-term marketable securities	649,262	124,370
Other non-current assets and liabilities	2,237	(479)
Net cash used in investing activities	(173,186)	(529,587)
Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes	—	1,132,622
Proceeds from the issuance of warrants	—	119,945
Purchase of note hedge related to convertible senior notes	—	(261,740)
Repayment of convertible senior notes	(690,000)	—
Proceeds related to the issuance of common stock under stock plans	28,772	34,103
Employee taxes paid related to net share settlement of stock-based awards	(49,956)	(41,308)
Repurchases of common stock	(116,247)	(185,512)
Other non-current assets and liabilities	(1,558)	(4,844)
Net cash (used in) provided by financing activities	(828,989)	793,266
Effects of exchange rate changes on cash, cash equivalents and restricted cash	2,678	(11,460)
Net (decrease) increase in cash, cash equivalents and restricted cash	(520,718)	663,910
Cash, cash equivalents and restricted cash at beginning of period	1,036,987	314,429
Cash, cash equivalents and restricted cash at end of period	$516,269	$978,339

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received of $2,216 and $8,656 for the six months ended June 30, 2019 and 2018, respectively	$54,271	$28,088
Cash paid for operating lease liabilities	69,317
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	63,709
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	71,066	34,016
Capitalization of stock-based compensation	18,760	16,891

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$515,896	$977,488
Restricted cash	373	851
Cash, cash equivalents and restricted cash	$516,269	$978,339

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended June 30, 2019
(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2019	163,503,258	$1,640	$3,686,337	$(34,872)	$(46,979)	$(322,909)	$3,283,217
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	437,733	4	(11,151)				(11,147)
Issuance of common stock under employee stock purchase plan	473,462	5	27,664				27,669
Stock-based compensation			57,990				57,990
Repurchases of common stock	(1,055,362)			(81,375)			(81,375)
Net income						113,915	113,915
Foreign currency translation adjustment					2,849		2,849
Change in unrealized gain on investments, net of tax					1,646		1,646
Balance at June 30, 2019	163,359,091	$1,649	$3,760,840	$(116,247)	$(42,484)	$(208,994)	$3,394,764

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Three Months Ended June 30, 2018
(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2018	170,548,139	$1,708	$4,098,218	$(19,785)	$(18,334)	$(675,549)	$3,386,258
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	378,583	5	(10,994)				(10,989)
Issuance of common stock under employee stock purchase plan	543,520	5	25,763				25,768
Stock-based compensation			56,503				56,503
Equity component of convertible senior notes, net of issuance costs of $1,649			275,836				275,836
Issuance of warrants related to convertible senior notes			119,945				119,945
Purchase of note hedge related to convertible senior notes			(261,740)				(261,740)
Repurchases of common stock	(2,159,149)			(165,727)			(165,727)
Treasury stock retirement							—
Net income						43,061	43,061
Foreign currency translation adjustment					(24,558)		(24,558)
Change in unrealized gain on investments, net of tax					921		921
Balance at June 30, 2018	169,311,093	$1,718	$4,303,531	$(185,512)	$(41,971)	$(632,488)	$3,445,278

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Six Months Ended June 30, 2019
(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2019	162,904,550	$1,629	$3,670,033	$—	$(48,912)	$(430,890)	$3,191,860
Cumulative-effect adjustment to accumulated deficit related to adoption of new accounting pronouncement						851	851
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,528,391	15	(48,926)				(48,911)
Issuance of common stock under employee stock purchase plan	473,462	5	27,664				27,669
Stock-based compensation			112,069				112,069
Repurchases of common stock	(1,547,312)			(116,247)			(116,247)
Net income						221,045	221,045
Foreign currency translation adjustment					3,351		3,351
Change in unrealized gain on investments, net of tax					3,077		3,077
Balance at June 30, 2019	163,359,091	$1,649	$3,760,840	$(116,247)	$(42,484)	$(208,994)	$3,394,764

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Six Months Ended June 30, 2018
(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2018	169,893,324	$1,699	$4,073,362	$—	$(21,930)	$(690,662)	$3,362,469
Cumulative-effect adjustment to accumulated deficit related to adoption of new accounting pronouncement						(38,601)	(38,601)
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,327,017	14	(38,528)				(38,514)
Issuance of common stock under employee stock purchase plan	543,520	5	25,763				25,768
Stock-based compensation			108,893				108,893
Equity component of convertible senior notes, net of issuance costs of $1,649			275,836				275,836
Issuance of warrants related to convertible senior notes			119,945				119,945
Purchase of note hedge related to convertible senior notes			(261,740)				(261,740)
Repurchases of common stock	(2,452,768)			(185,512)			(185,512)
Net income						96,775	96,775
Foreign currency translation adjustment					(18,276)		(18,276)
Change in unrealized gain on investments, net of tax					(1,765)		(1,765)
Balance at June 30, 2018	169,311,093	$1,718	$4,303,531	$(185,512)	$(41,971)	$(632,488)	$3,445,278

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

2. Significant Accounting Policies Update

The Company's significant accounting policies are detailed in Note 2 of its annual report on Form 10-K for the year ended December 31, 2018. However, the following policies have been updated as of January 1, 2019.

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

The Company has implemented software and hardware initiatives to manage its global network more efficiently and, as a result, the expected average useful life of its network assets, primarily servers, increased from four years to five years, effective January 1, 2019. These changes decreased depreciation expense by $9.2 million and $16.7 million for the three and six months ended June 30, 2019, respectively, and increased net income by $7.6 million and $13.9 million for the three and six months ended June 30, 2019, respectively, or $0.05 and $0.09 per share, for the three and six months ended June 30, 2019, respectively.

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

Equity Method Investments

The Company accounts for equity investments in which it has significant influence, but not a controlling financial interest, using the equity method of accounting. Under the equity method of accounting, investments are initially recorded at cost, less impairment, and subsequently adjusted to recognize the Company’s share of earnings or losses.

In February 2019, the Company and Mitsubishi UFJ Financial Group ("MUFG") announced the establishment of a joint venture, the Global Open Network, Inc. ("GO-NET"), and their plans to offer a new blockchain-based online payment network. The Company's 20% stake in GO-NET is accounted for using the equity method. As of June 30, 2019, the Company's $36.0 million investment is included in other assets on the consolidated balance sheet.

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

3. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of June 30, 2019 and December 31, 2018 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of June 30, 2019
Commercial paper	$13,558	$22	$—	$13,580	$13,580	$—
Corporate bonds	710,794	915	(691)	711,018	442,522	268,496
U.S. government agency obligations	75,257	19	(57)	75,219	70,215	5,004
	$799,609	$956	$(748)	$799,817	$526,317	$273,500

As of December 31, 2018
Certificates of deposit	$40,000	$—	$(7)	$39,993	$39,993	$—
Commercial paper	282,996	—	(50)	282,946	282,946	—
Corporate bonds	685,653	1	(4,309)	681,345	482,088	199,257
U.S. government agency obligations	50,876	—	(404)	50,472	50,472	—
	$1,059,525	$1	$(4,770)	$1,054,756	$855,499	$199,257

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

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the consolidated statements of income. As of June 30, 2019, the Company held for investment corporate and government bonds with a fair value of $293.9 million, which are classified as available-for-sale marketable securities and have been in a continuous unrealized loss position for more than 12 months. The unrealized losses of $0.6 million related to these corporate and government bonds are included in accumulated other comprehensive income as of June 30, 2019. The unrealized losses are attributable to changes in interest rates. Based on the evaluation of available evidence, the Company does not believe any unrealized losses represent other than temporary impairments.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities as of June 30, 2019 and December 31, 2018 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
As of June 30, 2019
Cash Equivalents and Marketable Securities:
Money market funds	$2,550	$2,550	$—	$—
Commercial paper	13,580	—	13,580	—
Corporate bonds	711,018	—	711,018	—
U.S. government agency obligations	75,219	—	75,219	—
Mutual funds	13,825	13,825	—	—
	$816,192	$16,375	$799,817	$—

As of December 31, 2018
Cash Equivalents and Marketable Securities:
Money market funds	$380,260	$380,260	$—	$—
Certificates of deposit	39,993	39,993	—	—
Commercial paper	282,946	—	282,946	—
Corporate bonds	681,345	—	681,345	—
U.S. government agency obligations	50,472	—	50,472	—
Mutual funds	10,016	10,016	—	—
	$1,445,032	$430,269	$1,014,763	$—

Liabilities:
Contingent consideration related to a completed acquisition	$(6,300)	$—	$—	$(6,300)

As of June 30, 2019 and December 31, 2018, the Company grouped certificates of deposit, money market funds and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of June 30, 2019 and December 31, 2018, the Company grouped commercial paper, corporate bonds and U.S. government agency obligations using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are inactive. The Company did not have any transfers of assets between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the six months ended June 30, 2019.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019	December 31, 2018
Due in 1 year or less	$526,317	$855,499
Due after 1 year through 3 years	273,500	199,257
	$799,817	$1,054,756

The following table reflects the activity for the Company’s major classes of liabilities measured at fair value using Level 3 inputs during the six months ended June 30, 2019 (in thousands):

Other Liabilities: Contingent Consideration Obligation
Balance as of January 1, 2019	$(6,300)
Cash paid upon achievement of milestone	6,300
Balance as of June 30, 2019	$—

4. Accounts Receivable

Net accounts receivable consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Trade accounts receivable	$378,469	$337,445
Unbilled accounts receivable	146,525	143,978
Gross accounts receivable	524,994	481,423
Allowance for doubtful accounts and other reserves	(1,612)	(1,534)
Accounts receivable, net	$523,382	$479,889

5. Incremental Costs to Obtain a Contract with a Customer

The following table summarizes the deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Deferred costs included in prepaid and other current assets	$41,180	$41,955
Deferred costs included in other assets	21,857	26,338
Total deferred costs	$63,037	$68,293

During the three and six months ended June 30, 2019, the Company recognized $10.8 million and $21.6 million, respectively, of amortization expense related to deferred commissions. During the three and six months ended June 30, 2018, the Company recognized $10.8 million and $21.7 million, respectively, of amortization expense related to deferred commissions. Amortization expense related to deferred commissions is primarily included in sales and marketing expense in the consolidated statements of income.

6. Goodwill and Acquired Intangible Assets

The change in the carrying amount of goodwill for the six months ended June 30, 2019 was as follows (in thousands):

Balance as of January 1, 2019	$1,487,404
Acquisition of Janrain, Inc.	99,685
Foreign currency translation	(447)
Balance as of June 30, 2019	$1,586,642

The Company tests goodwill for impairment at least annually. Through the date the consolidated financial statements were issued, no triggering events had occurred that would indicate a potential impairment exists.

Acquired intangible assets that are subject to amortization consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$154,091	$(91,103)	$62,988	$145,091	$(81,587)	$63,504
Customer-related intangible assets	263,410	(153,970)	109,440	245,710	(144,786)	100,924
Non-compete agreements	730	(413)	317	700	(306)	394
Trademarks and trade names	7,400	(4,114)	3,286	7,200	(3,674)	3,526
Acquired license rights	490	(490)	—	490	(490)	—
Total	$426,121	$(250,090)	$176,031	$399,191	$(230,843)	$168,348

Aggregate expense related to amortization of acquired intangible assets for the three and six months ended June 30, 2019 was $9.6 million and $19.2 million, respectively. Aggregate expense related to amortization of acquired intangible assets for the three and six months ended June 30, 2018 was $8.3 million and $16.7 million, respectively. Based on the Company’s acquired intangible assets as of June 30, 2019, aggregate expense related to amortization of acquired intangible assets is expected to be $19.3 million for the remainder of 2019, and $36.9 million, $32.0 million, $26.2 million and $20.3 million for 2020, 2021, 2022 and 2023, respectively.

7. Business Combinations

Acquisition-related costs during the six months ended June 30, 2019 were $1.0 million and are included in general and administrative expense in the consolidated statements of income. Pro forma results of operations for the acquisition completed during the six months ended June 30, 2019 have not been presented because the effects of the acquisition were not material to the Company's consolidated financial results. Revenue and earnings of the acquired company since the date of the acquisition that are included in the Company's consolidated statements of income are also not presented separately because they are not material.

Janrain

In January 2019, the Company acquired Janrain, Inc. ("Janrain"), a provider of customer identity and access management solutions, for $123.6 million in cash. The allocation of the purchase price has not been finalized as of the date of the filing of these financial statements. The Company plans to incorporate the Janrain technology into Akamai's Intelligent Edge Platform.

The following table presents the preliminary allocation of the purchase price for Janrain (in thousands):

Total purchase consideration	$123,632

Allocation of the purchase consideration:
Cash	$2,223
Accounts receivable	7,318
Prepaid expenses and other current assets	838
Identifiable intangible assets	26,930
Goodwill	99,685
Deferred tax assets	5,124
Other assets	87
Total assets acquired	142,205
Accounts payable	(1,641)
Accrued expenses	(2,596)
Deferred revenue	(14,336)
Total liabilities assumed	(18,573)
Net assets acquired	$123,632

The value of the goodwill can be attributed to a number of business factors, including a trained technical and sales workforce and cost synergies expected to be realized. The total amount of goodwill related to the acquisition of Janrain expected to be deductible for tax purposes is $42.5 million.

The following were the identifiable intangible assets acquired and their respective weighted average useful lives (in thousands, except years):

	Gross Carrying Amount	Weighted Average Useful Life (in years)
Completed technologies	$9,000	3.0
Customer-related intangible assets	17,700	6.0
Trademarks	200	0.8
Non-compete agreements	30	1.0
Total	$26,930

The total weighted average amortization period for the intangible assets acquired from Janrain is 5.0 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

8. Commitments and Contingencies

Legal Matters

In April 2018, as part of the resolution of multiple existing lawsuits between Limelight Networks, Inc. ("Limelight") and the Company, including in the U.S. District Court for the Eastern District of Virginia and in the U.S. District Court for the District of Massachusetts, the Company and Limelight entered into an agreement to settle the cases and request that the U.S. Patent Trial and Appeal Board terminate certain proceedings related to patents at issue in the litigation. The Company recorded a $14.9 million charge in the second quarter of 2018, which is included in general and administrative expenses in the consolidated statement of income for the three and six months ended June 30, 2018, related to this settlement.

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

The 2025 Notes consisted of the following components as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount and issuance costs, net of amortization	(256,809)	(275,920)
Net carrying amount	$893,191	$874,080

Equity component:	$285,225	$285,225

The estimated fair value of the 2025 Notes at June 30, 2019 was $1,234.0 million. The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $80.14 on June 28, 2019, the value of the 2025 Notes if converted to common stock was less than the principal amount of $1,150.0 million.

The Company used $46.2 million of the proceeds from the offering to repurchase shares of its common stock, concurrent with the issuance of the 2025 Notes. The repurchase was made in accordance with a share repurchase program previously approved by the Board of Directors. Additionally, $141.8 million of the proceeds was used for the net cost of convertible note hedge and warrant transactions. The Company also used a portion of the net proceeds to repay at maturity the $690.0 million in par value of convertible senior notes due 2019. The remaining net proceeds are intended to be used for working capital, share repurchases, potential acquisitions and strategic transactions and other corporate purposes.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. There were no outstanding borrowings under the Credit Agreement as of June 30, 2019.

Interest Expense

The 2025 Notes bear interest at a fixed rate of 0.125%. The interest is payable semi-annually on May 1 and November 1 of each year, commencing in November 2018. The 2025 Notes have an effective interest rate of 4.26% attributable to the conversion feature. The 2019 Notes did not bear regular interest, but had an effective interest rate of 3.2% attributable to the conversion feature. The Company is also obligated to pay ongoing commitment fees under the terms of the Credit Agreement. The following table sets forth total interest expense included in the consolidated statements of income for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Amortization of debt discount and issuance costs	$9,666	$9,917	$22,675	$15,749
Coupon interest payable on 2025 Notes	359	156	718	156
Revolving credit facility contractual interest expense	77	139	216	139
Capitalization of interest expense	(1,656)	(1,008)	(3,047)	(1,990)
Total interest expense	$8,446	$9,204	$20,562	$14,054

10. Leases

The following table is a summary of the Company’s operating lease costs for the three and six months ended June 30, 2019 (in thousands, except years and rates):

	For the Three Months Ended June 30, 2019			For the Six Months Ended June 30, 2019
	Real Estate Arrangements	Co-location Arrangements	Total	Real Estate Arrangements	Co-location Arrangements	Total
Operating lease cost	$14,166	$23,944	$38,110	$28,989	$46,940	$75,929
Short-term lease cost	103	3,772	3,875	205	7,188	7,393
Variable lease cost	3,670	5,354	9,024	7,038	9,716	16,754
Sublease income	(919)	—	(919)	(1,952)	—	(1,952)
Total operating lease costs	$17,020	$33,070	$50,090	$34,280	$63,844	$98,124

Lease costs for real estate arrangements is included in general and administrative expenses in the consolidated statements of income. Lease costs for co-location arrangements is primarily included in cost of revenue.

At June 30, 2019, the real estate arrangements weighted average remaining lease term and weighted average discount rate for operating leases was 10.1 years and 4.1%, respectively. At June 30, 2019, the co-location arrangements weighted average remaining lease term and weighted average discount rate for operating leases was 3.2 years and 2.9%, respectively.

Maturities of operating lease liabilities as of June 30, 2019 were as follows (in thousands):

	Real Estate Arrangements	Co-location Arrangements
Remainder of 2019	$25,754	$44,924
2020	47,080	24,224
2021	43,223	9,167
2022	39,188	5,571
2023	37,826	3,850
Thereafter	196,659	9,902
Total lease payments	389,730	97,638
Less: imputed interest	86,873	5,273
Total lease liabilities	$302,857	$92,365

As of June 30, 2019, the Company has additional operating leases, primarily for real estate facilities, that have not yet commenced of $553.3 million. The majority of these operating leases will commence in 2019 and have a term of 15 years.

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

11. Restructuring

During the fourth quarter of 2018, management committed to an action to restructure certain parts of the Company with the intent of re-balancing investments with the goal of improving long-term growth and scale. As a result, certain headcount reductions were necessary and certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and implemented due to this action. The Company has incurred restructuring charges of $19.3 million as part of this action, of which $7.0 million was recognized during the six months ended June 30, 2019. The Company does not expect significant additional restructuring charges related to this action.

During the fourth quarter of 2017, management committed to an action to restructure certain parts of the Company with the intent of shifting focus to more critical areas of the business and away from products that have not seen expected commercial success. The restructuring was also intended to facilitate cost efficiencies and savings. As part of the cost efficiency and savings plans, certain headcount and facility reductions were made. The Company has incurred restructuring charges of $62.6 million as part of this action. There were insignificant charges related to these actions during the six months ended June 30, 2019, and no additional charges are expected.

The Company also recognized restructuring charges for redundant employees, facilities and contracts associated with the Janrain acquisition completed in 2019.

The following table summarizes the activity of the Company's restructuring accrual during the six months ended June 30, 2019 (in thousands):

	Employee Severance and Related Benefits	Software Charges	Excess Facilities, Contract Terminations and Other	Total
Balance as of January 1, 2019	$10,508	$198	$275	$10,981
Costs incurred	7,119	—	60	7,179
Cash disbursements	(15,227)	(99)	(213)	(15,539)
Balance as of June 30, 2019	$2,400	$99	$122	$2,621

12. Stockholders’ Equity

Share Repurchase Program

Effective November 2018, the Board authorized a $1.1 billion repurchase program through December 2021. During the three and six months ended June 30, 2019, the Company repurchased 1.1 million and 1.5 million shares of its common stock, respectively, for $81.4 million and $116.2 million, respectively. The Company's goals for the share repurchase programs are to offset the dilution created by its employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s consolidated statements of income for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$5,793	$5,553	$11,362	$10,849
Research and development	12,044	10,926	24,101	21,435
Sales and marketing	15,740	16,749	30,791	32,708
General and administrative	14,565	14,269	27,193	27,191
Total stock-based compensation	48,142	47,497	93,447	92,183
Provision for income taxes	(13,798)	(18,802)	(26,791)	(29,890)
Total stock-based compensation, net of income taxes	$34,344	$28,695	$66,656	$62,293

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the three and six months ended June 30, 2019 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $7.3 million and $15.4 million, respectively, before taxes, and for the three and six months ended June 30, 2018, include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $5.8 million and $11.4 million, respectively, before taxes.

13. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the six months ended June 30, 2019 (in thousands):

	Foreign Currency Translation	Net Unrealized Losses on Investments	Total
Balance as of January 1, 2019	$(51,904)	$2,992	$(48,912)
Other comprehensive income	3,351	3,077	6,428
Balance as of June 30, 2019	$(48,553)	$6,069	$(42,484)

Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the six months ended June 30, 2019.

14. Revenue from Contracts with Customers

The Company sells its solutions through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. The following table summarizes revenue by geography included in the Company’s consolidated statements of income for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
U.S.	$416,859	$413,129	$835,059	$836,468
International	288,215	249,630	576,523	495,015
Total revenue	$705,074	$662,759	$1,411,582	$1,331,483

While the Company sells its solutions through a geographically dispersed sales force, it manages its customer relationships in two divisions: the Web Division and the Media and Carrier Division. Customers are assigned to a division for relationship management purposes according to their predominant purchasing activity; however, customers may purchase solutions managed by the other division as well. As of January 1, 2019, the Company reassigned some of its customers from the Media and Carrier Division to the Web Division and revised historical results in order to reflect the most recent categorization and to provide a comparable view for all periods presented. As the purchasing patterns and required account expertise of customers change over time, the Company may reassign a customer's division from one to another. The following table summarizes revenue by division included in the Company’s consolidated statements of income for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Web Division	$380,374	$351,871	$756,649	$705,121
Media and Carrier Division	324,700	310,888	654,933	626,362
Total revenue	$705,074	$662,759	$1,411,582	$1,331,483

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

During the six months ended June 30, 2019 and 2018, the Company recognized $52.8 million and $56.6 million of revenue that was included in deferred revenue as of December 31, 2018 and 2017, respectively.

As of June 30, 2019, the aggregate amount of remaining performance obligations from contracts with customers was $2.4 billion. The Company expects to recognize more than 70% of its remaining performance obligations as revenue over the next 12 months, with the remaining recognized thereafter. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration such as usage-based contracts with no committed contract as well as anticipated renewed contracts.

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

The Company’s effective income tax rate was 16.5% and 18.8% for the six months ended June 30, 2019 and 2018, respectively. The lower effective tax rate for the six months ended June 30, 2019, is primarily due to an increase in foreign income taxed at lower rates and a decrease to U.S. federal taxes on Global Intangible Low-Taxed Income ("GILTI"). These amounts were partially offset by an increase in the valuation allowance recorded against deferred tax assets related to state tax credits in which it is more likely than not that such credits will expire prior to utilization and an increase in non-deductible executive compensation.

For the six months ended June 30, 2019, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by the valuation allowance recorded against deferred tax assets related to state tax credits, non-deductible executive compensation, state taxes and an intercompany sale of intellectual property.

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

The following table sets forth the components used in the computation of basic and diluted net income per share for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$113,915	$43,061	$221,045	$96,775
Denominator:
Shares used for basic net income per share	163,407	170,250	163,322	170,183
Effect of dilutive securities:
Stock options	92	268	71	205
RSUs and DSUs	1,520	1,789	1,510	1,768
Convertible senior notes	—	—	—	—
Warrants related to issuance of convertible senior notes	—	—	—	—
Shares used for diluted net income per share	165,019	172,307	164,903	172,156
Basic net income per share	$0.70	$0.25	$1.35	$0.57
Diluted net income per share	$0.69	$0.25	$1.34	$0.56

For the three and six months ended June 30, 2019 and 2018, certain potential outstanding common shares from stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding common shares excluded from the computation of diluted net income per share for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Service-based RSUs	174	204	1,370	1,509
Performance-based RSUs	1,484	1,515	1,484	1,522
Convertible senior notes	12,093	19,797	12,093	19,797
Warrants related to issuance of convertible senior notes	12,093	19,797	12,093	19,797
Total shares excluded from computation	25,844	41,313	27,040	42,625

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

Revenue

For most of our solutions, our customers commit to contracts having terms of a year or longer, which allows us to have a more consistent and predictable base level of revenue. In addition, we are also dependent on media customers where usage of our solutions is more variable. As a result, our revenue is impacted by the amount of media and software download traffic we serve on our network, the rate of adoption of gaming, social media and video platform offerings, the timing and variability of customer-specific one-time events and the impact of seasonal variations on our business. The ability to expand our product portfolio and to effectively manage the prices we charge for our solutions are also key factors impacting our revenue growth.

We have observed the following trends related to our revenue in recent years:

•
Increased sales of our security solutions have made a significant contribution to revenue growth. We plan to continue to invest in this area with a focus on further enhancing our product portfolio and extending our go-to-market capabilities.

•
We have increased committed recurring revenue from our solutions by increasing sales of incremental solutions to our existing customers and adding new customers; however, we have also experienced slower revenue growth in recent quarters particularly in our Web Performance solutions. We expect the trend of slower revenue growth to continue in 2019 as our commerce customers experience financial pressure; we face contract renewals with large media and other customers; and we experience the impact of delivering fewer large media-driven events in 2019 as compared to 2018.

•
The prices paid by some of our customers have declined, particularly in the context of contract renewals and large media consolidations, reflecting the impact of competition and volume discounts. Our revenue would have been higher absent these price declines.

•
We have experienced increases in the amount of traffic delivered for customers that use our solutions for video, gaming and software downloads, contributing to an increase in our revenue in the first half of 2019 compared to the same period in 2018.

•
In recent years, revenue from our international operations has been growing at a faster pace than from our U.S. operations, due to a sharper increase in sales of our solutions originating outside the U.S. to new customers as well as sales of incremental solutions to existing non-U.S. customers. Because we publicly report in U.S. dollars, if the dollar continues to strengthen in the future, our reported revenue results will be negatively impacted.

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

Expenses

Our level of profitability is also impacted by our expenses, including direct costs to support our revenue such as bandwidth and co-location costs. Payroll and related costs also represent a significant portion of our expenses. We have observed the following trends related to our profitability in recent years:

•
Our profitability improved in the first half of 2019 as compared to the same period in 2018 due to higher revenue as well as the effects of cost savings and efficiency initiatives we have undertaken. We expect to continue to undertake efforts intended to improve the efficiency of operations. We anticipate potential variability in our profitability across the remaining quarters of 2019 due to some increased expenses in certain areas of the business that did not impact us in the first half of 2019. If we are able to continue our efficiency efforts such that our rate of revenue growth exceeds our expense growth rate, we anticipate overall profitability improvement in 2019 as compared to 2018 and in 2020 as compared to this year.

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

•
Depreciation and amortization expense related to our network equipment decreased during the first half of 2019 as compared to the first half of 2018. We implemented software and hardware initiatives to manage our global network more efficiently, and as a result, the expected average useful life of our network assets, primarily servers, increased from four years to five years, effective January 1, 2019. This change is expected to decrease depreciation expense related to our network equipment during 2019 as compared to 2018.

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

Results of Operations

The following table sets forth, as a percentage of revenue, consolidated statements of income data for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	34.4	35.5	34.2	35.3
Research and development	8.7	9.0	9.0	9.4
Sales and marketing	19.2	19.9	18.5	19.1
General and administrative	17.0	25.7	17.2	24.4
Amortization of acquired intangible assets	1.4	1.3	1.4	1.3
Restructuring charges	0.1	—	0.5	1.1
Total costs and operating expenses	80.8	91.4	80.8	90.6
Income from operations	19.2	8.6	19.2	9.4
Interest income	0.9	1.0	1.1	0.8
Interest expense	(1.2)	(1.4)	(1.5)	(1.1)
Other expense, net	(0.1)	(0.4)	—	(0.2)
Income before provision for income taxes	18.8	7.8	18.8	8.9
Provision for income taxes	2.7	1.3	3.1	1.7
Net income	16.1%	6.5%	15.7%	7.2%

Revenue

Revenue by division during the periods presented was as follows (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	% Change	% Change at Constant Currency	2019	2018	% Change	% Change at Constant Currency
Web Division	$380,374	$351,871	8.1%	9.8%	$756,649	$705,121	7.3%	9.3%
Media and Carrier Division	324,700	310,888	4.4	6.1	654,933	626,362	4.6	6.4
Total revenue	$705,074	$662,759	6.4%	8.0%	$1,411,582	$1,331,483	6.0%	8.0%

During the three- and six-month periods ended June 30, 2019, the increase in our revenue as compared to the same periods in 2018 was primarily the result of higher media traffic volumes, including from our large Internet platform customers, and continued strong growth in sales of our Cloud Security Solutions. During the three-month period ended June 30, 2019, our Cloud Security Solutions revenue was $204.8 million as compared to $155.3 million during the three-month period ended

June 30, 2018, which represents a 31.9% increase. During the six-month period ended June 30, 2019, our Cloud Security Solutions revenue was $394.9 million, as compared to $305.3 million during the six-month period ended June 30, 2018, which represents a 29.3% increase. Cloud Security Solutions revenue increased due to sales of new products, particularly Bot Manager, as well as continued strong growth in our core Kona and Prolexic Cloud Security Solutions.

The increase in Web Division revenue during the three- and six-month periods ended June 30, 2019, as compared to the same periods in 2018, was primarily the result of increased sales of both new and existing Cloud Security Solutions to this customer base, as described above.

The increase in Media and Carrier Division revenue during the three- and six-month periods ended June 30, 2019, as compared to the same periods in 2018, was primarily the result of increased customer traffic volumes from video delivery and gaming customers and sales of Cloud Security Solutions to this customer base.

Revenue derived in the U.S. and internationally during the periods presented is as follows (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	% Change	% Change at Constant Currency	2019	2018	% Change	% Change at Constant Currency
U.S.	$416,859	$413,129	0.9%	0.9%	$835,059	$836,468	(0.2)%	(0.2)%
International	288,215	249,630	15.5	19.9	576,523	495,015	16.5	21.7
Total revenue	$705,074	$662,759	6.4%	8.0%	$1,411,582	$1,331,483	6.0%	8.0%

For the three-month period ended June 30, 2019, approximately 40.9% of our revenue was derived from our operations located outside the U.S., compared to 37.7% for the three-month period ended June 30, 2018. For the six-month period ended June 30, 2019, approximately 40.8% of our revenue was derived from our operations located outside the U.S. compared to 37.2% for the six-month period ended June 30, 2018. No single country outside the U.S. accounted for 10.0% or more of revenue during either of these periods. During the three- and six-month periods ended June 30, 2019, we continued to see strong revenue growth from our operations in the Asia-Pacific region. Changes in foreign currency exchange rates impacted our revenue by an unfavorable $10.9 million and $25.6 million during the three- and six-month periods ended June 30, 2019, respectively, as compared to the same periods in 2018.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Bandwidth fees	$42,193	$40,106	5.2%	$84,666	$82,223	3.0%
Co-location fees	31,421	32,391	(3.0)	60,913	65,494	(7.0)
Network build-out and supporting services	23,397	21,033	11.2	46,108	39,558	16.6
Payroll and related costs	61,751	59,607	3.6	122,014	119,615	2.0
Stock-based compensation, including amortization of prior capitalized amounts	12,684	11,091	14.4	25,993	21,622	20.2
Depreciation of network equipment	29,394	37,748	(22.1)	59,562	75,983	(21.6)
Amortization of internal-use software	41,353	33,511	23.4	83,680	65,817	27.1
Total cost of revenue	$242,193	$235,487	2.8%	$482,936	$470,312	2.7%
As a percentage of revenue	34.4%	35.5%		34.2%	35.3%

The increase in total cost of revenue for the three- and six-month periods ended June 30, 2019, as compared to the same periods in 2018, was primarily due to growth in amortization of internal-use software as we continued to release internally-developed software onto our network related to new product launches and significant enhancements to our existing services throughout 2018 and the first half of 2019. These increases were partially offset by lower depreciation expense of network equipment of approximately $7.6 million and $13.9 million for the three- and six-month periods ended June 30, 2019, respectively, due to software and hardware initiatives we have implemented to manage our global network more efficiently, resulting in an increase in the expected average useful life of our network assets, primarily servers, from four to five years effective January 1, 2019.

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

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Payroll and related costs	$94,492	$88,692	6.5%	$189,436	$184,377	2.7%
Stock-based compensation	12,044	10,926	10.2	24,101	21,435	12.4
Capitalized salaries and related costs	(48,109)	(43,590)	10.4	(91,468)	(86,681)	5.5
Other expenses	3,012	3,681	(18.2)	5,511	5,643	(2.3)
Total research and development	$61,439	$59,709	2.9%	$127,580	$124,774	2.2%
As a percentage of revenue	8.7%	9.0%		9.0%	9.4%

The increase in research and development expenses during the three- and six-month periods ended June 30, 2019, as compared to the same periods in 2018, was primarily due to an increase in stock-based compensation costs associated with higher equity grant award sizes due to competition for certain engineering talent.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three-month period ended June 30, 2019 and June 30, 2018, we capitalized $9.4 million and $8.3 million of stock-based compensation, respectively. During the six-month period ended June 30, 2019 and June 30, 2018, we capitalized $17.5 million and $15.5 million of stock-based compensation, respectively. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, which is generally two to seven years.

We expect research and development costs to increase in 2019 as we maintain our focus on innovation. However, we do not expect these costs to increase as a percentage of revenue.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Payroll and related costs	$92,126	$95,704	(3.7)%	$184,777	$189,897	(2.7)%
Stock-based compensation	15,740	16,749	(6.0)	30,790	32,708	(5.9)
Marketing programs and related costs	17,482	11,047	58.3	32,015	22,327	43.4
Other expenses	9,758	8,180	19.3	13,800	9,301	48.4
Total sales and marketing	$135,106	$131,680	2.6%	$261,382	$254,233	2.8%
As a percentage of revenue	19.2%	19.9%		18.5%	19.1%

The increase in sales and marketing expenses during the three- and six-month periods ended June 30, 2019, as compared to the same periods in 2018, was primarily due to an increase in marketing program costs, primarily for a customer conference that took place during the second quarter of 2019 that did not take place in 2018. In addition, we incurred higher costs in the three- and six-month periods ended June 30, 2019, as compared to the same periods in 2018, related to sales and marketing programs designed to drive brand awareness and customer demand for our solutions. During 2019, we plan to continue to focus our efforts on expanding operating margins while simultaneously pursuing our goal of improving go-to-market capabilities.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Payroll and related costs	$47,705	$46,874	1.8%	$97,356	$98,768	(1.4)%
Stock-based compensation	14,565	14,269	2.1	27,193	27,191	—
Depreciation and amortization	18,778	21,207	(11.5)	37,151	41,095	(9.6)
Facilities-related costs	21,042	20,529	2.5	42,065	42,324	(0.6)
Provision for doubtful accounts	915	420	117.9	1,715	941	82.3
Acquisition-related costs	524	500	4.8	975	1,643	(40.7)
License of patent	(4,452)	(4,266)	4.4	(8,855)	(8,481)	4.4
Legal and stockholder matter costs	—	—	—	—	23,091	(100.0)
Endowment of Akamai Foundation	—	50,000	(100.0)	—	50,000	(100.0)
Professional fees and other expenses	21,039	20,673	1.8	45,351	48,019	(5.6)
Total general and administrative	$120,116	$170,206	(29.4)%	$242,951	$324,591	(25.2)%
As a percentage of revenue	17.0%	25.7%		17.2%	24.4%

The decrease in general and administrative expenses for the three-month period ended June 30, 2019, as compared to the same period in 2018, was primarily due to a one-time endowment contribution to the Akamai Foundation in 2018. The decrease in general and administrative expenses for the six-month period ended June 30, 2019, as compared to the same period in 2018, was also impacted by the endowment contribution as well as legal and stockholder matter costs related to a settlement charge from our litigation with Limelight Networks, Inc., or Limelight, and amounts paid to professional service providers for advisory services provided in connection with a non-routine stockholder matter in the first half of 2018 that did not recur in 2019.

Our general and administrative expenses can be viewed in three areas. Global functions expense includes payroll, stock-based compensation and other employee-related costs for administrative functions, including finance, purchasing, order entry, human resources, legal, information technology and executive personnel, as well as third-party professional service fees. Infrastructure expense includes payroll, stock-based compensation and other employee-related costs for our network infrastructure functions, as well as facility rent expense, depreciation and amortization of facility and IT-related assets, software and software-related costs, business insurance and taxes. Our network infrastructure function is responsible for network planning, sourcing, architecture evaluation and platform security. Other expense includes acquisition-related costs, provision for doubtful accounts, legal settlements, non-routine stockholder matter costs, transformation costs and the license of a patent.

General and administrative expenses for the three- and six-month periods ended June 30, 2019 and 2018 are broken out by category as follows (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Global functions	$49,462	$47,497	4.1%	$98,930	$103,150	(4.1)%
As a percentage of revenue	7.0%	7.2%		7.0%	7.7%
Infrastructure	72,332	76,055	(4.9)	144,659	154,247	(6.2)
As a percentage of revenue	10.3%	11.5%		10.2%	11.6%
Other	(1,678)	46,654	(103.6)	(638)	67,194	(100.9)
Total general and administrative expenses	$120,116	$170,206	(29.4)%	$242,951	$324,591	(25.2)%
As a percentage of revenue	17.0%	25.7%		17.2%	24.4%

During 2019, we plan to continue to focus our efforts on expanding our operating margins and, in particular, evaluating potential improvements in the areas of third-party spending and automation of manual tasks.

Amortization of Acquired Intangible Assets

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2019	2018	% Change	2019	2018	% Change
Amortization of acquired intangible assets	$9,648	$8,294	16.3%	$19,247	$16,725	15.1%
As a percentage of revenue	1.4%	1.3%		1.4%	1.3%

The increase in amortization of acquired intangible assets for the three- and six-month periods ended June 30, 2019, as compared to the same periods in 2018, was the result of amortization of assets related to our recent acquisitions. Based on our intangible assets at June 30, 2019, we expect amortization of acquired intangible assets to be approximately $19.3 million for the remainder of 2019, and $36.9 million, $32.0 million, $26.2 million and $20.3 million for 2020, 2021, 2022 and 2023, respectively.

Restructuring Charges

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2019	2018	% Change	2019	2018	% Change
Restructuring charges	$790	$266	197.0%	$7,179	$15,174	(52.7)%
As a percentage of revenue	0.1%	—%		0.5%	1.1%

The restructuring charges for the three- and six-month periods ended June 30, 2019 were primarily the result of certain actions initiated in the fourth quarter of 2018. Management's goal in implementing the restructuring was to re-balance investments to improve long-term revenue growth and scale. The restructuring charges primarily consist of costs associated with headcount reductions. We do not expect significant additional restructuring charges related to this action.

The restructuring charges for the three- and six-month periods ended June 30, 2018 were primarily the result of certain actions initiated in the fourth quarter of 2017. Management committed to an action to restructure certain parts of the business, primarily media-related, with the intent of shifting focus away from products that have not seen expected commercial success and to facilitate other cost efficiencies and savings. As part of these actions, certain headcount and facility reductions were implemented during the first half of 2018. In addition, certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and launched due to the restructuring action. No additional restructuring charges related to this action are expected.

Non-Operating Income (Expense)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2019	2018	% Change	2019	2018	% Change
Interest income	$6,410	$6,409	—%	$15,045	$10,374	45.0%
As a percentage of revenue	0.9%	1.0%		1.1%	0.8%
Interest expense	$(8,446)	$(9,204)	(8.2)%	$(20,562)	$(14,054)	46.3
As a percentage of revenue	(1.2)%	(1.4)%		(1.5)%	(1.1)%
Other expense, net	$(578)	$(2,769)	(79.1)%	$(67)	$(2,748)	(97.6)
As a percentage of revenue	(0.1)%	(0.4)%		—%	(0.2)%

For the periods presented, interest income primarily consists of interest earned on invested cash balances and marketable securities. The increase in interest income for the six-month period ended June 30, 2019, as compared to the same period in 2018, was primarily the result of increased cash, cash equivalents and marketable securities balances as a result of our May 2018 issuance of $1,150.0 million in par value of convertible senior notes due 2025 (see Note 9 to the consolidated financial statements).

Interest expense is related to our debt transactions, which are described in Note 9 to the consolidated financial statements. The decrease in interest expense for the three-month period ended June 30, 2019, as compared to the same period in 2018, was due to the repayment of the convertible senior notes issued February 2014 in the first quarter of 2019. The increase in our interest expense for the six-month period ended June 30, 2019 was due to the May 2018 issuance of $1,150.0 million in par value of convertible senior notes due 2025.

Other expense, net primarily represents net foreign exchange gains and losses and other non-operating expense and income items. The fluctuation in other expense, net for the three- and six-month periods ended June 30, 2019, as compared to the same periods in 2018, includes the impact of losses and gains recognized due to the sale of certain investments. Other expense, net may fluctuate in the future based on changes in foreign currency exchange rates or other events.

Provision for Income Taxes

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2019	2018	% Change	2019	2018	% Change
Provision for income taxes	$19,253	$8,492	126.7%	$43,678	$22,471	94.4%
As a percentage of revenue	2.7%	1.3%		3.1%	1.7%
Effective income tax rate	14.5%	16.5%		16.5%	18.8%

For the three- and six-month periods ended June 30, 2019, as compared to the same periods in 2018, our provision for income taxes increased as a result of increased profitability and the recognition of a valuation allowance for deferred tax assets related to state tax credits. These amounts were partially offset by an increase in foreign income taxed at lower rates and a decrease in U.S. federal taxes on Global Intangible Low-Taxed Income, which we refer to as GILTI.

For the three- and six-month periods ended June 30, 2019, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the impact of the excess tax benefit related to stock-based compensation and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by the impact of the valuation allowance recorded against deferred tax assets related to state tax credits, non-deductible executive compensation, state taxes and an intercompany sale of intellectual property.

For the three- and six-month period ended June 30, 2018, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the impact of the excess tax benefit related to stock-based compensation and the benefit of U.S. federal, state and foreign research and development credits, partially offset by a decrease in U.S. federal taxes on GILTI and an intercompany sale of intellectual property.

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

Non-GAAP Financial Measures

In addition to providing financial measurements based on accounting principles generally accepted in the U.S., we publicly discuss additional financial measures that are not prepared in accordance with GAAP, or non-GAAP financial measures. Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision-making, for planning and forecasting purposes, to set executive compensation and to evaluate our financial performance. These non-GAAP financial measures are: non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income, non-GAAP net income per diluted share, Adjusted EBITDA, Adjusted EBITDA margin and impact of foreign currency exchange rates, as discussed below.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Income from operations	$135,782	$57,117	$270,307	$125,674
Amortization of acquired intangible assets	9,648	8,294	19,247	16,725
Stock-based compensation	48,142	47,497	93,447	92,183
Amortization of capitalized stock-based compensation and capitalized interest expense	8,050	6,597	17,283	12,860
Restructuring charges	790	266	7,179	15,174
Acquisition-related costs	524	500	975	1,643
Legal and stockholder matter costs	—	—	—	23,091
Endowment of Akamai Foundation	—	50,000	—	50,000
Transformation costs	1,336	—	5,527	—
Non-GAAP income from operations	$204,272	$170,271	$413,965	$337,350

GAAP operating margin	19%	9%	19%	9%
Non-GAAP operating margin	29%	26%	29%	25%

The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$113,915	$43,061	$221,045	$96,775
Amortization of acquired intangible assets	9,648	8,294	19,247	16,725
Stock-based compensation	48,142	47,497	93,447	92,183
Amortization of capitalized stock-based compensation and capitalized interest expense	8,050	6,597	17,283	12,860
Restructuring charges	790	266	7,179	15,174
Acquisition-related costs	524	500	975	1,643
Legal and stockholder matter costs	—	—	—	23,091
Endowment of Akamai Foundation	—	50,000	—	50,000
Transformation costs	1,336	—	5,527	—
Amortization of debt discount and issuance costs	8,010	8,909	19,628	13,759
Loss (gain) on investments	250	2,000	(440)	2,000
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(14,454)	(24,191)	(26,758)	(45,474)
Non-GAAP net income	$176,211	$142,933	$357,133	$278,736

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
GAAP net income per diluted share	$0.69	$0.25	$1.34	$0.56
Amortization of acquired intangible assets	0.06	0.05	0.12	0.10
Stock-based compensation	0.29	0.28	0.57	0.54
Amortization of capitalized stock-based compensation and capitalized interest expense	0.05	0.04	0.10	0.07
Restructuring charges	—	—	0.04	0.09
Acquisition-related costs	—	—	0.01	0.01
Legal and stockholder matter costs	—	—	—	0.13
Endowment of Akamai Foundation	—	0.29	—	0.29
Transformation costs	0.01	—	0.03	—
Amortization of debt discount and issuance costs	0.05	0.05	0.12	0.08
Loss (gain) on investments	—	0.01	—	0.01
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.09)	(0.14)	(0.16)	(0.26)
Non-GAAP net income per diluted share (1)	$1.07	$0.83	$2.17	$1.62

Shares used in diluted per share calculations	165,019	172,307	164,903	172,156

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

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$113,915	$43,061	$221,045	$96,775
Interest income	(6,410)	(6,409)	(15,045)	(10,374)
Provision for income taxes	19,253	8,492	43,678	22,471
Depreciation and amortization	88,367	91,407	177,740	180,808
Amortization of capitalized stock-based compensation and capitalized interest expense	8,050	6,597	17,283	12,860
Amortization of acquired intangible assets	9,648	8,294	19,247	16,725
Stock-based compensation	48,142	47,497	93,447	92,183
Restructuring charges	790	266	7,179	15,174
Acquisition-related costs	524	500	975	1,643
Legal and stockholder matter costs	—	—	—	23,091
Endowment of Akamai Foundation	—	50,000	—	50,000
Transformation costs	1,336	—	5,527	—
Interest expense	8,446	9,204	20,562	14,054
Loss (gain) on investments	250	2,000	(440)	2,000
Other expense, net	328	769	507	748
Adjusted EBITDA	$292,639	$261,678	$591,705	$518,158

Adjusted EBITDA margin	42%	39%	42%	39%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of June 30, 2019, our cash, cash equivalents and marketable securities, which primarily consisted of corporate bonds, totaled $1.3 billion. Factoring in the $1.2 billion in principal amount of convertible senior notes we have outstanding, our net cash at June 30, 2019 was $179.5 million. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy is also designed to limit the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of June 30, 2019, we had cash and cash equivalents of $374.3 million held in accounts outside the U.S. The U.S. Tax Cuts and Jobs Act provides for a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact beginning in 2018. As a result, our liquidity is not materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Net income	$221,045	$96,775
Non-cash reconciling items included in net income	353,133	315,052
Changes in operating assets and liabilities	(95,399)	(136)
Net cash provided by operating activities	$478,779	$411,691

The increase in cash provided by operating activities for the six-month period ended June 30, 2019, as compared to the same period in 2018, was primarily due to higher profitability in the first half of 2019 as compared to the same period in 2018, which was impacted by a $50 million one-time contribution to the Akamai Foundation in 2018. The increase in cash provided by operating activities was partially offset by higher annual bonus payouts in the first half of 2019 due to higher attainment, an increase in cash paid for income taxes, and timing of collections and payments of other working capital items.

Cash Used in Investing Activities

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Cash paid for acquired businesses, net of cash acquired	$(121,409)	$(79)
Purchases of property and equipment and capitalization of internal-use software development costs	(275,778)	(201,709)
Net marketable securities activity	257,772	(327,320)
Other investing activity	(33,771)	(479)
Net cash used in investing activities	$(173,186)	$(529,587)

The decrease in cash used in investing activities during the six-month period ended June 30, 2019, as compared to the same period in 2018, was driven by an increase in maturities of marketable securities, without reinvestment, in order to repay our $690.0 million convertible senior notes due in 2019. The decrease in cash used in investing activities was partially offset by the cash paid for the acquisition of Janrain, Inc. and the purchase of an equity method investment during the six-month period ended June 30, 2019.

Cash (Used in) Provided by Financing Activities

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Activity related to convertible senior notes	$(690,000)	$990,827
Activity related to stock-based compensation	(21,184)	(7,205)
Repurchases of common stock	(116,247)	(185,512)
Other financing activities	(1,558)	(4,844)
Net cash (used in) provided by financing activities	$(828,989)	$793,266

The increase in cash used in financing activities during the six-month period ended June 30, 2019, as compared to the same period in 2018, was primarily the result of the repayment of the $690 million in convertible senior notes in February 2019.

Effective November 2018, the Board authorized a $1.1 billion share repurchase program through December 2021. Our goals for the share repurchase programs are to offset the dilution created by our employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant.

During the six-month period ended June 30, 2019, we repurchased 1.5 million shares of common stock at a weighted average price of $75.13 per share for an aggregate of $116.2 million. As of June 30, 2019, $983.8 million remains available for future share repurchases. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

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

In February 2014, we issued $690.0 million in par value of convertible senior notes due 2019 and entered into related convertible note hedge and warrant transactions. The terms of the notes, hedge and warrant transactions are discussed more fully in Note 9 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. We repaid the full principal amount due in cash in February 2019, as the notes matured and no conversions occurred.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. There were no outstanding borrowings under the Credit Agreement as of June 30, 2019.

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

Contractual Obligations

Our principal commitments consist of service agreements with co-location facilities for data center capacity and bandwidth usage, obligations under leases for office space and open vendor purchase orders. Our minimum commitments related to bandwidth usage and co-location services may vary from period to period depending on the timing and length of contract renewals with our service providers. As of June 30, 2019, there have been no significant changes in our future non-cancelable minimum payments under these commitments from those reported in our annual report on Form 10-K for the year ended December 31, 2018, other than normal period-to-period variations.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 12 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2018 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the six months ended June 30, 2019 was determined to be immaterial.

As of June 30, 2019, we did not have any additional material off-balance sheet arrangements.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our consolidated statements of income within other income, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the six months ended June 30, 2019. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of June 30, 2019 and December 31, 2018, no customer had an accounts receivable balance greater than 10% of our accounts receivable. We believe that at June 30, 2019, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to continue to pursue acquisitions and other types of strategic relationships that involve technology sharing or close cooperation with other companies. Acquisitions and other complex transactions are accompanied by a number of risks, including the following:

•	difficulty integrating the technologies, operations and personnel of acquired businesses;

•	potential disruption of our ongoing business;

•	potential distraction of management;

•	diversion of business resources from core operations;

•	expenses related to the transactions;

•	having a dilutive effect on our earnings;

•	failure to realize synergies or other expected benefits;

•	increased accounting charges such as impairment of goodwill or intangible assets, amortization of intangible assets acquired and a reduction in the useful lives of intangible assets acquired; and

•	potential unknown liabilities associated with acquired businesses.

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

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous, rapidly-changing and sometimes conflicting laws and regulations include, among others:

•	internal control and disclosure rules;

•	data protection, privacy and filtering regulations and requirements;

•	export control and sanctions regulations;

•	anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and local laws prohibiting corrupt payments to governmental officials; and

•	antitrust and competition regulations.

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

Privacy laws are rapidly proliferating, changing and evolving globally. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. New laws, such as the European Union General Data Protection Regulation, or GDPR, and the California Consumer Privacy Act of 2018, and industry self-regulatory codes have been enacted and more laws are being considered that may affect our ability to reach current and prospective customers, to understand how our solutions are being used, and to respond to customer requests allowed under the laws, and how we use data generated from our network. Any perception that our business practices, our data collection activities or how our solutions operate represent an invasion of privacy, whether or not consistent with current regulations and industry practices, may subject us to public criticism (or boycotts), class action lawsuits, reputational harm, or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to liability. Compliance with GDPR and other laws may be administratively difficult and expensive.

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

An increasing portion of our revenue is derived from international operations, growing to 40.8% of overall revenues for the six months ended June 30, 2019, as compared to 38.0% and 34.2% for the full years of 2018 and 2017, respectively. Revenue generated and expenses incurred by our international subsidiaries are often denominated in the currencies of the local countries. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries are translated from local currencies into U.S. dollars. In addition, our financial results are subject to changes in exchange rates that impact the settlement of transactions in non-functional currencies. While we have implemented a foreign currency hedging program to mitigate transactional exposures, there is no guarantee that such program will be effective.

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

Provisions of our charter, by-laws and Delaware law could make it more difficult for a third party to control or acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•
a classified board structure that is being phased out over time so that only approximately one-third of our Board of Directors was up for re-election this year and only approximately two-thirds of our Board of Directors will be up for re-election in 2020;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the second quarter of 2019 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
April 1, 2019 – April 30, 2019	333,823	$75.04	333,823	$1,040,079
May 1, 2019 – May 31, 2019	328,320	77.87	328,320	1,014,513
June 1, 2019 – June 30, 2019	393,219	78.23	393,219	983,752
Total	1,055,362	$77.11	1,055,362	$983,752

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share.

(3)	Includes commissions paid.

(4)	Effective November 2018, the Board authorized a $1.1 billion repurchase program through December 2021.

Item 6. Exhibits

Exhibit 10.40	Non-Employee Director Compensation Plan

Exhibit 10.41**	Akamai Technologies, Inc. 2013 Stock Incentive Plan, as amended

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith
**	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000--27275, 1983571) filed with the Commission on May 17, 2019.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iv) Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

August 8, 2019	By:	/s/ Ed McGowan
Ed McGowan
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)