Form 10-Q
period 2019-09-30
AKAMAI TECHNOLOGIES INC
filed 2019-11-08
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-27275
______________________________________________
Akamai Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3432319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
145 Broadway
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 5, 2019: 161,601,210

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$738,462	$1,036,455
Marketable securities	831,749	855,650
Accounts receivable, net of reserves of $1,745 and $1,534 at September 30, 2019, and December 31, 2018, respectively	516,657	479,889
Prepaid expenses and other current assets	167,040	163,360
Total current assets	2,253,908	2,535,354
Marketable securities	734,116	209,066
Property and equipment, net	1,079,914	910,618
Operating lease right-of-use assets	349,155	—
Acquired intangible assets, net	166,407	168,348
Goodwill	1,583,479	1,487,404
Deferred income tax assets	39,321	34,913
Other assets	151,134	116,067
Total assets	$6,357,434	$5,461,770

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS, continued

(in thousands, except share data)	September 30, 2019	December 31, 2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108,187	$99,089
Accrued expenses	304,333	328,304
Deferred revenue	98,842	69,083
Convertible senior notes	—	686,552
Operating lease liabilities	86,959	—
Other current liabilities	4,202	27,681
Total current liabilities	602,523	1,210,709
Deferred revenue	4,526	4,557
Deferred income tax liabilities	21,797	19,624
Convertible senior notes	1,823,448	874,080
Operating lease liabilities	296,750	—
Other liabilities	106,790	160,940
Total liabilities	2,855,834	2,269,910
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 165,211,770 shares issued and 161,659,502 shares outstanding at September 30, 2019, and 162,904,550 shares issued and outstanding at December 31, 2018	1,652	1,629
Additional paid-in capital	3,919,264	3,670,033
Accumulated other comprehensive loss	(56,424)	(48,912)
Treasury stock, at cost, 3,552,268 shares at September 30, 2019, and no shares at December 31, 2018	(291,788)	—
Accumulated deficit	(71,104)	(430,890)
Total stockholders’ equity	3,501,600	3,191,860
Total liabilities and stockholders’ equity	$6,357,434	$5,461,770

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue	$709,912	$669,628	$2,121,494	$2,001,111
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	246,938	239,246	729,874	709,558
Research and development	64,887	61,049	192,467	185,823
Sales and marketing	122,258	125,323	383,640	379,556
General and administrative	123,216	119,911	366,167	444,502
Amortization of acquired intangible assets	9,624	8,294	28,871	25,019
Restructuring (benefit) charges	(300)	(732)	6,879	14,442
Total costs and operating expenses	566,623	553,091	1,707,898	1,758,900
Income from operations	143,289	116,537	413,596	242,211
Interest income	7,908	9,258	22,953	19,632
Interest expense	(12,127)	(14,566)	(32,689)	(28,620)
Other expense, net	(752)	(459)	(819)	(3,207)
Income before provision for income taxes	138,318	110,770	403,041	230,016
Benefit (provision) for income taxes	960	(3,187)	(42,718)	(25,658)
Loss from equity method investment	(1,388)	—	(1,388)	—
Net income	$137,890	$107,583	$358,935	$204,358
Net income per share:
Basic	$0.85	$0.65	$2.20	$1.21
Diluted	$0.84	$0.64	$2.18	$1.20
Shares used in per share calculations:
Basic	162,445	165,924	163,029	168,763
Diluted	164,558	167,900	164,788	170,732

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income	$137,890	$107,583	$358,935	$204,358
Other comprehensive loss:
Foreign currency translation adjustments	(14,095)	(7,771)	(10,744)	(26,046)
Change in unrealized gain (loss) on investments, net of income tax (provision) benefit of $(52), $(494), $(1,153) and $78 for the three and nine months ended September 30, 2019 and 2018, respectively	155	1,524	3,232	(242)
Other comprehensive loss	(13,940)	(6,247)	(7,512)	(26,288)
Comprehensive income	$123,950	$101,336	$351,423	$178,070

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$358,935	$204,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	324,874	318,226
Stock-based compensation	140,262	138,815
Provision for deferred income taxes	24,581	12,906
Amortization of debt discount and issuance costs	30,761	27,844
Restructuring-related software charges	—	2,818
Other non-cash reconciling items, net	3,778	9,360
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(38,144)	(13,611)
Prepaid expenses and other current assets	(11,663)	(2,084)
Accounts payable and accrued expenses	(29,441)	7,921
Deferred revenue	16,714	23,927
Other current liabilities	(21,850)	2,030
Other non-current assets and liabilities	(22,643)	(10,338)
Net cash provided by operating activities	776,164	722,172
Cash flows from investing activities:
Cash paid for acquired businesses, net of cash acquired	(121,409)	(79)
Cash paid for equity method investment	(36,008)	—
Purchases of property and equipment	(268,766)	(143,285)
Capitalization of internal-use software development costs	(159,645)	(145,122)
Purchases of short- and long-term marketable securities	(1,373,563)	(782,086)
Proceeds from sales of short- and long-term marketable securities	547	16,308
Proceeds from maturities of short- and long-term marketable securities	878,779	378,708
Other non-current assets and liabilities	1,895	(2,678)
Net cash used in investing activities	(1,078,170)	(678,234)
Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes	1,135,629	1,132,185
Proceeds from the issuance of warrants	185,150	119,945
Purchase of note hedge related to convertible senior notes	(312,225)	(261,740)
Repayment of convertible senior notes	(690,000)	—
Proceeds related to the issuance of common stock under stock plans	43,204	52,497
Employee taxes paid related to net share settlement of stock-based awards	(61,116)	(52,145)
Repurchases of common stock	(291,788)	(625,925)
Other non-current assets and liabilities	(1,558)	(5,085)
Net cash provided by financing activities	7,296	359,732
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(2,650)	(11,528)
Net (decrease) increase in cash, cash equivalents and restricted cash	(297,360)	392,142
Cash, cash equivalents and restricted cash at beginning of period	1,036,987	314,429
Cash, cash equivalents and restricted cash at end of period	$739,627	$706,571

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received of $2,746 and $17,286 for the nine months ended September 30, 2019 and 2018, respectively	$65,896	$32,485
Cash paid for operating lease liabilities	107,478
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	87,207
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	64,982	54,414
Capitalization of stock-based compensation	27,352	25,676

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$738,462	$705,407
Restricted cash	1,165	1,164
Cash, cash equivalents and restricted cash	$739,627	$706,571

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended September 30, 2019
(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2019	163,359,091	$1,649	$3,760,840	$(116,247)	$(42,484)	$(208,994)	$3,394,764
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	305,367	3	(10,727)				(10,724)
Stock-based compensation			55,406				55,406
Equity component of convertible senior notes, net of deferred tax of $23,170 and issuance costs of $2,880			240,820				240,820
Issuance of warrants related to convertible senior notes			185,150				185,150
Purchase of note hedge related to convertible senior notes			(312,225)				(312,225)
Repurchases of common stock	(2,004,956)			(175,541)			(175,541)
Net income						137,890	137,890
Foreign currency translation adjustment					(14,095)		(14,095)
Change in unrealized gain on investments, net of tax					155		155
Balance at September 30, 2019	161,659,502	$1,652	$3,919,264	$(291,788)	$(56,424)	$(71,104)	$3,501,600

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Three Months Ended September 30, 2018
(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2018	169,311,093	$1,718	$4,303,531	$(185,512)	$(41,971)	$(632,488)	$3,445,278
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	470,224	4	(6,091)				(6,087)
Stock-based compensation			55,417				55,417
Repurchases of common stock	(5,894,598)			(440,413)			(440,413)
Net income						107,583	107,583
Foreign currency translation adjustment					(7,771)		(7,771)
Change in unrealized gain on investments, net of tax					1,524		1,524
Balance at September 30, 2018	163,886,719	$1,722	$4,352,857	$(625,925)	$(48,218)	$(524,905)	$3,155,531

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Nine Months Ended September 30, 2019
(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2019	162,904,550	$1,629	$3,670,033	$—	$(48,912)	$(430,890)	$3,191,860
Cumulative-effect adjustment to accumulated deficit related to adoption of new accounting pronouncement						851	851
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,833,758	18	(59,653)				(59,635)
Issuance of common stock under employee stock purchase plan	473,462	5	27,664				27,669
Stock-based compensation			167,475				167,475
Equity component of convertible senior notes, net of deferred tax of $23,170 and issuance costs of $2,880			240,820				240,820
Issuance of warrants related to convertible senior notes			185,150				185,150
Purchase of note hedge related to convertible senior notes			(312,225)				(312,225)
Repurchases of common stock	(3,552,268)			(291,788)			(291,788)
Net income						358,935	358,935
Foreign currency translation adjustment					(10,744)		(10,744)
Change in unrealized gain on investments, net of tax					3,232		3,232
Balance at September 30, 2019	161,659,502	$1,652	$3,919,264	$(291,788)	$(56,424)	$(71,104)	$3,501,600

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Nine Months Ended September 30, 2018
(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2018	169,893,324	$1,699	$4,073,362	$—	$(21,930)	$(690,662)	$3,362,469
Cumulative-effect adjustment to accumulated deficit related to adoption of new accounting pronouncement						(38,601)	(38,601)
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,797,241	18	(44,619)				(44,601)
Issuance of common stock under employee stock purchase plan	543,520	5	25,763				25,768
Stock-based compensation			164,310				164,310
Equity component of convertible senior notes, net of deferred tax of $4,971 and issuance costs of $4,418			275,836				275,836
Issuance of warrants related to convertible senior notes			119,945				119,945
Purchase of note hedge related to convertible senior notes			(261,740)				(261,740)
Repurchases of common stock	(8,347,366)			(625,925)			(625,925)
Net income						204,358	204,358
Foreign currency translation adjustment					(26,047)		(26,047)
Change in unrealized gain on investments, net of tax					(241)		(241)
Balance at September 30, 2018	163,886,719	$1,722	$4,352,857	$(625,925)	$(48,218)	$(524,905)	$3,155,531

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

The Company has implemented software and hardware initiatives to manage its global network more efficiently and, as a result, the expected average useful life of its network assets, primarily servers, increased from four years to five years, effective January 1, 2019. These changes decreased depreciation expense by $7.8 million and $24.5 million for the three and nine months ended September 30, 2019, respectively, and increased net income by $6.4 million and $20.3 million for the three and nine months ended September 30, 2019, respectively, or $0.04 and $0.12 per share, for the three and nine months ended September 30, 2019, respectively.

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

The Company often enters into contracts that contain both lease and non-lease components. Real estate non-lease components include real estate taxes, insurance, maintenance, parking and other operating costs. Co-location non-lease components include utilities and other operating costs. As of January 1, 2019, the Company includes both lease and non-lease components of fixed costs in its lease arrangements as a single lease component. Variable costs, such as utilities based on actual usage, are not included in the measurement of ROU assets and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs.

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

In February 2019, the Company and Mitsubishi UFJ Financial Group ("MUFG") announced the establishment of a joint venture, the Global Open Network, Inc. ("GO-NET"), and their plans to offer a new blockchain-based online payment network. The Company's 20% stake in GO-NET is accounted for using the equity method. As of September 30, 2019, the Company's $36.0 million investment is included in other assets on the consolidated balance sheet. The Company recorded a loss of $1.4 million during the three months ended September 30, 2019 which reflects its share of the losses incurred by GO-NET during the period.

Recent Accounting Pronouncements

In June 2016, the FASB issued guidance that introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities. The guidance establishes a new "expected loss model" that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. This guidance will be effective for the Company on January 1, 2020. The Company does not expect application of this guidance to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued guidance that changes fair value measurement disclosure requirements. This guidance will be effective for the Company on January 1, 2020. The Company is evaluating the impact the update will have on its disclosures.

In August 2018, the FASB issued guidance that addresses a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The guidance aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance for capitalizing costs associated with developing or obtaining internal-use software. This guidance will be effective for the Company on January 1, 2020. The Company is evaluating the potential impact of adopting this new accounting guidance on its consolidated financial statements.

3. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of September 30, 2019 and December 31, 2018 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of September 30, 2019
Commercial paper	$78,454	$20	$(38)	$78,436	$78,436	$—
Corporate bonds	1,286,133	1,491	(878)	1,286,746	638,604	648,142
U.S. government agency obligations	186,836	16	(196)	186,656	114,468	72,188
	$1,551,423	$1,527	$(1,112)	$1,551,838	$831,508	$720,330

As of December 31, 2018
Certificates of deposit	$40,000	$—	$(7)	$39,993	$39,993	$—
Commercial paper	282,996	—	(50)	282,946	282,946	—
Corporate bonds	685,653	1	(4,309)	681,345	482,088	199,257
U.S. government agency obligations	50,876	—	(404)	50,472	50,472	—
	$1,059,525	$1	$(4,770)	$1,054,756	$855,499	$199,257

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

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the consolidated statements of income. As of September 30, 2019, the Company held for investment corporate and government bonds with a fair value of $125.4 million, which are classified as available-for-sale marketable securities and have been in a continuous unrealized loss position for more than 12 months. The unrealized losses of $0.1 million related to these corporate and government bonds are included in accumulated other comprehensive income as of September 30, 2019. The unrealized losses are attributable to changes in interest rates. Based on the evaluation of available evidence, the Company does not believe any unrealized losses represent other than temporary impairments.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities as of September 30, 2019 and December 31, 2018 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
As of September 30, 2019
Cash Equivalents and Marketable Securities:
Money market funds	$4,000	$4,000	$—	$—
Commercial paper	78,436	—	78,436	—
Corporate bonds	1,286,746	—	1,286,746	—
U.S. government agency obligations	186,656	—	186,656	—
Mutual funds	14,027	14,027	—	—
	$1,569,865	$18,027	$1,551,838	$—

As of December 31, 2018
Cash Equivalents and Marketable Securities:
Money market funds	$380,260	$380,260	$—	$—
Certificates of deposit	39,993	39,993	—	—
Commercial paper	282,946	—	282,946	—
Corporate bonds	681,345	—	681,345	—
U.S. government agency obligations	50,472	—	50,472	—
Mutual funds	10,016	10,016	—	—
	$1,445,032	$430,269	$1,014,763	$—

Liabilities:
Contingent consideration related to a completed acquisition	$(6,300)	$—	$—	$(6,300)

As of September 30, 2019 and December 31, 2018, the Company grouped certificates of deposit, money market funds and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of September 30, 2019 and December 31, 2018, the Company grouped commercial paper, corporate bonds and U.S. government agency obligations using a Level 2 valuation because quoted prices for identical or similar assets are available in markets that are inactive. The Company did not have any transfers of assets between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the nine months ended September 30, 2019.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019	December 31, 2018
Due in 1 year or less	$831,508	$855,499
Due after 1 year through 3 years	720,330	199,257
	$1,551,838	$1,054,756

The following table reflects the activity for the Company’s liabilities measured at fair value using Level 3 inputs during the nine months ended September 30, 2019 (in thousands):

Other Liabilities: Contingent Consideration Obligation
Balance as of January 1, 2019	$(6,300)
Cash paid upon achievement of milestone	6,300
Balance as of September 30, 2019	$—

4. Accounts Receivable

Net accounts receivable consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Trade accounts receivable	$357,050	$337,445
Unbilled accounts receivable	161,352	143,978
Gross accounts receivable	518,402	481,423
Allowance for doubtful accounts and other reserves	(1,745)	(1,534)
Accounts receivable, net	$516,657	$479,889

5. Incremental Costs to Obtain a Contract with a Customer

The following table summarizes the deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Deferred costs included in prepaid and other current assets	$41,085	$41,955
Deferred costs included in other assets	21,625	26,338
Total deferred costs	$62,710	$68,293

During the three and nine months ended September 30, 2019, the Company recognized $10.9 million and $32.5 million, respectively, of amortization expense related to deferred commissions. During the three and nine months ended September 30, 2018, the Company recognized $11.2 million and $32.9 million, respectively, of amortization expense related to deferred commissions. Amortization expense related to deferred commissions is primarily included in sales and marketing expense in the consolidated statements of income.

6. Goodwill and Acquired Intangible Assets

The change in the carrying amount of goodwill for the nine months ended September 30, 2019 was as follows (in thousands):

Balance as of January 1, 2019	$1,487,404
Acquisition of Janrain, Inc.	99,685
Foreign currency translation	(3,610)
Balance as of September 30, 2019	$1,583,479

The Company tests goodwill for impairment at least annually. Through the date the consolidated financial statements were issued, no triggering events had occurred that would indicate a potential impairment exists.

Acquired intangible assets that are subject to amortization consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$154,091	$(95,861)	$58,230	$145,091	$(81,587)	$63,504
Customer-related intangible assets	263,410	(158,562)	104,848	245,710	(144,786)	100,924
Non-compete agreements	730	(467)	263	700	(306)	394
Trademarks and trade names	7,400	(4,334)	3,066	7,200	(3,674)	3,526
Acquired license rights	490	(490)	—	490	(490)	—
Total	$426,121	$(259,714)	$166,407	$399,191	$(230,843)	$168,348

Aggregate expense related to amortization of acquired intangible assets for the three and nine months ended September 30, 2019 was $9.6 million and $28.9 million, respectively. Aggregate expense related to amortization of acquired intangible assets for the three and nine months ended September 30, 2018 was $8.3 million and $25.0 million, respectively. Based on the Company’s acquired intangible assets as of September 30, 2019, aggregate expense related to amortization of acquired intangible assets is expected to be $9.6 million for the remainder of 2019, and $36.9 million, $31.9 million, $26.2 million and $20.3 million for 2020, 2021, 2022 and 2023, respectively.

7. Business Combinations

Acquisition-related costs during the nine months ended September 30, 2019 were $1.2 million and are included in general and administrative expense in the consolidated statements of income. Pro forma results of operations for the acquisition completed during the nine months ended September 30, 2019 have not been presented because the effects of the acquisition were not material to the Company's consolidated financial results. Revenue and earnings of the acquired company since the date of the acquisition that are included in the Company's consolidated statements of income are also not presented separately because they are not material.

ChameleonX

In October 2019, the Company agreed to acquire ChameleonX Ltd., an Israel-based company with a solution designed to detect when a website contains or links to malware that causes end user data to be compromised, for approximately $15.0 million in cash. The acquisition is expected to further strengthen the Company's industry leading security portfolio. The acquisition is expected to close in the fourth quarter of 2019.

Exceda

In November 2019, the Company acquired Exceda, a leading provider of CDN and web security services, and the Company's largest channel partner in Latin America, for approximately $33.0 million in cash. The acquisition is expected to enable the Company to expand its Latin America business more quickly, better enable existing and new partners and improve experiences for more customers.

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

8. Commitments and Contingencies

Legal Matters

In April 2018, as part of the resolution of multiple existing lawsuits between Limelight Networks, Inc. ("Limelight") and the Company, including in the U.S. District Court for the Eastern District of Virginia and in the U.S. District Court for the District of Massachusetts, the Company and Limelight entered into an agreement to settle the cases and request that the U.S. Patent Trial and Appeal Board terminate certain proceedings related to patents at issue in the litigation. The Company recorded a $14.9 million charge in the third quarter of 2018, which is included in general and administrative expenses in the consolidated statement of income for the nine months ended September 30, 2018, related to this settlement.

9. Debt

Convertible Notes – Due 2027

In August 2019, the Company issued $1,150.0 million in par value of convertible senior notes due 2027 (the "2027 Notes"). The 2027 Notes are senior unsecured obligations of the Company, bear regular interest of 0.375%, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2020, and mature on September 1, 2027, unless repurchased or converted in accordance with their terms prior to maturity.

At their option, holders may convert their 2027 Notes prior to the close of business on the business day immediately preceding May 1, 2027, only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ended December 31, 2019 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events.

On or after May 1, 2027, holders may convert all or any portion of their 2027 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.

Upon conversion, the Company, at its election, may pay or deliver to holders cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock. The initial conversion rate is 8.6073 shares of the Company's common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $116.18 per share, subject to adjustments in certain events, and represents a potential conversion into 9.9 million shares.

In accounting for the issuance of the 2027 Notes, the Company separated the 2027 Notes into liability and equity components. The carrying cost of the liability component was calculated by measuring the fair value of a similar debt obligation that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2027 Notes. The difference between the principal amount of the 2027 Notes and the proceeds allocated to the liability component (“debt discount”) is amortized to interest expense using the effective interest method over the term of the 2027 Notes. The equity component is recorded in additional paid-in capital in the consolidated balance sheet and will not be remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the transaction costs related to the issuance of the 2027 Notes, the Company allocated the total transaction costs incurred to the liability and equity components based on their relative values. Transaction costs attributable to the liability component are being amortized to interest expense over the term of the 2027 Notes, and transaction costs attributable to the equity component are netted against the equity component of the 2027 Notes in stockholders’ equity.

The 2027 Notes consisted of the following components as of September 30, 2019 (in thousands):

September 30, 2019
Liability component:
Principal	$1,150,000
Less: debt discount and issuance costs, net of amortization	(229,454)
Net carrying amount	$920,546

Equity component:	$220,529

The estimated fair value of the 2027 Notes at September 30, 2019 was $1,172.8 million. The fair value was determined based on the quoted price of the 2027 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $91.38 on September 30, 2019, the value of the 2027 Notes if converted to common stock was less than the principal amount of $1,150.0 million.

The Company used $100.0 million of the proceeds from the offering to repurchase shares of its common stock, concurrent with the issuance of the 2027 Notes. The repurchase was made in accordance with a share repurchase program previously approved by the Board of Directors. Additionally, $127.1 million of the proceeds was used for the net cost of convertible note hedge and warrant transactions. The net proceeds are intended to be used for working capital, share repurchases, potential acquisitions and strategic transactions and other corporate purposes.

Note Hedge

To minimize the impact of potential dilution upon conversion of the 2027 Notes, the Company entered into convertible note hedge transactions with respect to its common stock in August 2019. The Company paid $312.2 million for the note hedge transactions. The note hedge transactions cover approximately 9.9 million shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the 2027 Notes, also subject to adjustment, and are exercisable upon conversion of the 2027 Notes. The note hedge transactions are intended to reduce dilution in the event of conversion of the 2027 Notes.

Warrants

Separately, in August 2019, the Company entered into warrant transactions, whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, up to 9.9 million shares of the Company’s common stock at a strike price of approximately $178.74 per share. The Company received aggregate proceeds of $185.2 million from the sale of the warrants. The convertible note hedge and warrant transactions will generally have the effect of increasing the conversion price of the 2027 Notes to approximately $178.74 per share.

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

On or after January 1, 2025, holders may convert all or any portion of their 2025 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.

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

The 2025 Notes consisted of the following components as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount and issuance costs, net of amortization	(247,098)	(275,920)
Net carrying amount	$902,902	$874,080

Equity component:	$285,225	$285,225

The estimated fair value of the 2025 Notes at September 30, 2019 was $1,319.6 million. The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $91.38 on September 30, 2019, the value of the 2025 Notes if converted to common stock was less than the principal amount of $1,150.0 million.

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

Revolving Credit Facility

In May 2018, the Company entered into a $500.0 million five-year, revolving credit agreement (the “Credit Agreement”). Borrowings under the Credit Agreement may be used to finance working capital needs and for general corporate purposes. The Credit Agreement provides for an initial $500.0 million in revolving loans. Under specified circumstances, the facility can be increased to up to $1.0 billion in aggregate principal amount. The Credit Agreement expires in May 2023.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. There were no outstanding borrowings under the Credit Agreement as of September 30, 2019.

Interest Expense

The 2027 Notes bear interest at a fixed rate of 0.375%. The interest is payable semi-annually on March 1 and September 1 of each year, commencing in March 2020. The 2027 Notes have an effective interest rate of 3.1% attributable to the conversion feature. The 2025 Notes bear interest at a fixed rate of 0.125%. The interest is payable semi-annually on May 1 and November 1 of each year, commencing in November 2018. The 2025 Notes have an effective interest rate of 4.26% attributable to the conversion feature. The 2019 Notes did not bear regular interest, but had an effective interest rate of 3.2% attributable to the conversion feature. The Company is also obligated to pay ongoing commitment fees under the terms of the Credit Agreement. The following table sets forth total interest expense included in the consolidated statements of income for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization of debt discount and issuance costs	$12,982	$15,295	$35,657	$31,045
Coupon interest payable on 2025 Notes	359	359	1,077	514
Coupon interest payable on 2027 Notes	479	—	479	—
Revolving credit facility contractual interest expense	156	122	372	261
Capitalization of interest expense	(1,849)	(1,210)	(4,896)	(3,200)
Total interest expense	$12,127	$14,566	$32,689	$28,620

10. Leases

The following table is a summary of the Company’s operating lease costs for the three and nine months ended September 30, 2019 (in thousands):

	For the Three Months Ended September 30, 2019			For the Nine Months Ended September 30, 2019
	Real Estate Arrangements	Co-location Arrangements	Total	Real Estate Arrangements	Co-location Arrangements	Total
Operating lease cost	$14,517	$23,142	$37,659	$43,506	$70,082	$113,588
Short-term lease cost	26	3,509	3,535	231	10,697	10,928
Variable lease cost	3,617	7,053	10,670	10,655	16,769	27,424
Sublease income	(839)	—	(839)	(2,791)	—	(2,791)
Total operating lease costs	$17,321	$33,704	$51,025	$51,601	$97,548	$149,149

Lease costs for real estate arrangements are included in general and administrative expenses in the consolidated statements of income. Lease costs for co-location arrangements are primarily included in cost of revenue.

At September 30, 2019, the real estate arrangements weighted average remaining lease term and weighted average discount rate for operating leases were 10.0 years and 4.1%, respectively. At September 30, 2019, the co-location arrangements weighted average remaining lease term and weighted average discount rate for operating leases were 3.3 years and 2.3%, respectively.

Maturities of operating lease liabilities as of September 30, 2019 were as follows (in thousands):

	Real Estate Arrangements	Co-location Arrangements
Remainder of 2019	$10,975	$27,688
2020	49,206	29,454
2021	45,094	9,789
2022	41,090	5,767
2023	39,245	3,944
Thereafter	200,317	10,158
Total lease payments	385,927	86,800
Less: imputed interest	84,087	4,931
Total lease liabilities	$301,840	$81,869

As of September 30, 2019, the Company has additional operating leases, primarily for real estate facilities, that have not yet commenced of $553.0 million. The majority of these operating leases will commence in late 2019 and have a term of 15 years.

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

11. Restructuring

During the fourth quarter of 2018, management committed to an action to restructure certain parts of the Company to re-balance investments with the goal of improving long-term growth and scale. As a result, certain headcount reductions were necessary and certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and implemented due to this action. The Company has incurred restructuring charges of $19.0 million as part of this action, of which $6.7 million was recognized during the nine months ended September 30, 2019. The Company does not expect significant additional restructuring charges related to this action.

During the fourth quarter of 2017, management committed to an action to restructure certain parts of the Company with the intent of shifting focus to more critical areas of the business and away from products that have not seen expected commercial success. The restructuring was also intended to facilitate cost efficiencies and savings. As part of the cost efficiency and savings plans, certain headcount and facility reductions were made. The Company has incurred restructuring charges of $62.6 million as part of this action. There were insignificant charges related to these actions during the nine months ended September 30, 2019, and no additional charges are expected.

The Company also recognized restructuring charges for redundant employees, facilities and contracts associated with the Janrain acquisition completed in 2019.

The following table summarizes the activity of the Company's restructuring accrual during the nine months ended September 30, 2019 (in thousands):

	Employee Severance and Related Benefits	Software Charges	Excess Facilities, Contract Terminations and Other	Total
Balance as of January 1, 2019	$10,508	$198	$275	$10,981
Costs incurred	6,825	—	54	6,879
Cash disbursements	(16,839)	(99)	(262)	(17,200)
Balance as of September 30, 2019	$494	$99	$67	$660

12. Stockholders’ Equity

Share Repurchase Program

Effective November 2018, the Board authorized a $1.1 billion repurchase program through December 2021. During the three and nine months ended September 30, 2019, the Company repurchased 2.0 million and 3.6 million shares of its common stock, respectively, for $175.5 million and $291.8 million, respectively. The Company's goals for the share repurchase programs are to offset the dilution created by its employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s consolidated statements of income for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$5,555	$5,494	$16,917	$16,343
Research and development	12,842	11,249	36,943	32,684
Sales and marketing	15,593	16,835	46,384	49,543
General and administrative	12,825	13,054	40,018	40,245
Total stock-based compensation	46,815	46,632	140,262	138,815
Provision for income taxes	(14,867)	(7,802)	(41,658)	(37,692)
Total stock-based compensation, net of income taxes	$31,948	$38,830	$98,604	$101,123

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the three and nine months ended September 30, 2019 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $7.5 million and $22.9 million, respectively, before taxes, and for the three and nine months ended September 30, 2018 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $6.6 million and $18.1 million, respectively, before taxes.

13. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the nine months ended September 30, 2019 (in thousands):

	Foreign Currency Translation	Net Unrealized Gains on Investments	Total
Balance as of January 1, 2019	$(51,904)	$2,992	$(48,912)
Other comprehensive (loss) income	(10,744)	3,232	(7,512)
Balance as of September 30, 2019	$(62,648)	$6,224	$(56,424)

Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the nine months ended September 30, 2019.

14. Revenue from Contracts with Customers

The Company sells its solutions through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. The following table summarizes revenue by geography included in the Company’s consolidated statements of income for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
U.S.	$413,116	$412,573	$1,248,175	$1,249,041
International	296,796	257,055	873,319	752,070
Total revenue	$709,912	$669,628	$2,121,494	$2,001,111

While the Company sells its solutions through a geographically dispersed sales force, it manages its customer relationships in two divisions: the Web Division and the Media and Carrier Division. Customers are assigned to a division for relationship management purposes according to their predominant purchasing activity; however, customers may purchase solutions managed by the other division as well. As of January 1, 2019, the Company reassigned some of its customers from the Media and Carrier Division to the Web Division and revised historical results in order to reflect the most recent categorization and to provide a comparable view for all periods presented. As the purchasing patterns and required account expertise of customers change over time, the Company may reassign a customer's division from one to another. The following table summarizes revenue by division included in the Company’s consolidated statements of income for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Web Division	$390,223	$357,255	$1,146,872	$1,062,376
Media and Carrier Division	319,689	312,373	974,622	938,735
Total revenue	$709,912	$669,628	$2,121,494	$2,001,111

Most content delivery and security services sold by the Company represent obligations that are satisfied over time as the customer simultaneously receives and consumes the services provided. Accordingly, the majority of the Company's revenue is recognized over time, generally ratably over the term of the arrangement due to consistent monthly traffic commitments that expire each period. A small percentage of the Company's services are satisfied at a point in time, such as one-time professional services contracts, integration services and most license sales where the primary obligation is delivery of the license at the start of the term. In these cases, revenue is recognized at a point in time of delivery or satisfaction of the performance obligation.

During the nine months ended September 30, 2019 and 2018, the Company recognized $51.0 million and $64.3 million of revenue that was included in deferred revenue as of December 31, 2018 and 2017, respectively.

As of September 30, 2019, the aggregate amount of remaining performance obligations from contracts with customers was $2.3 billion. The Company expects to recognize more than 70% of its remaining performance obligations as revenue over the next 12 months, with the remaining recognized thereafter. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration such as usage-based contracts with no committed contract as well as anticipated renewed contracts.

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

The Company is currently under audit in multiple jurisdictions and, in certain cases, is involved in litigation related to adverse audit determinations. In the second quarter of 2018, the Company filed an appeal with the Massachusetts Appellate Tax Board contesting the adverse audit findings related to certain tax benefits and exemptions. The Company has determined that it is more-likely-than-not that it will prevail, and no reserve has been recorded related to these controversies. Over the next 12 months, the Company’s current assumptions and positions could change based on audit determinations and other events impacting its analysis. Such events, if resolved unfavorably, could significantly impact the Company’s effective income tax rate and results of operations. The Company has estimated that an adverse ruling related to its Massachusetts controversy could ultimately result in an income tax charge of approximately $15.0 million.

The Company’s effective income tax rate was 10.6% and 11.2% for the nine months ended September 30, 2019 and 2018, respectively. The lower effective tax rate for the nine months ended September 30, 2019, is primarily due to the release of certain tax reserves related to the expiration of local statutes of limitations, which was partially offset by an increase in the valuation allowance recorded against deferred tax assets related to state tax credits in which it is more likely than not that such credits will expire prior to utilization.

For the nine months ended September 30, 2019, the effective income tax rate was lower than the federal statutory tax rate due to the release of certain tax reserves related to the expiration of local statutes of limitations, foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by the valuation allowance recorded against deferred tax assets related to state tax credits, non-deductible executive compensation, state taxes and an intercompany sale of intellectual property.

For the nine months ended September 30, 2018, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation, a decrease in the provisional amount of the one-time transition tax that was recorded in the fourth quarter of 2017, the release of certain tax reserves related to the expiration of local statutes of limitations and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by the U.S. federal taxes on Global Intangible Low-Taxed Income and an intercompany sale of intellectual property.

Valuation allowances will be recognized on deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be utilized. In measuring deferred tax assets, the Company considers all available evidence, both positive and negative, to determine whether a valuation allowance is needed. In the third quarter of 2019, the Company recorded an additional $11.2 million valuation allowance against deferred tax assets related to state tax credits in which it is more likely than not that such credits will expire prior to utilization.

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

The following table sets forth the components used in the computation of basic and diluted net income per share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$137,890	$107,583	$358,935	$204,358
Denominator:
Shares used for basic net income per share	162,445	165,924	163,029	168,763
Effect of dilutive securities:
Stock options	36	80	59	158
RSUs and DSUs	2,077	1,896	1,700	1,811
Convertible senior notes	—	—	—	—
Warrants related to issuance of convertible senior notes	—	—	—	—
Shares used for diluted net income per share	164,558	167,900	164,788	170,732
Basic net income per share	$0.85	$0.65	$2.20	$1.21
Diluted net income per share	$0.84	$0.64	$2.18	$1.20

For the three and nine months ended September 30, 2019 and 2018, certain potential outstanding common shares from stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding common shares excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Service-based RSUs	139	185	959	1,068
Performance-based RSUs	1,484	1,515	1,484	1,520
Convertible senior notes	21,991	19,797	21,991	19,797
Warrants related to issuance of convertible senior notes	21,991	19,797	21,991	19,797
Total shares excluded from computation	45,605	41,294	46,425	42,182

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

Revenue

For most of our solutions, our customers commit to contracts having terms of a year or longer, which allows us to have a reasonably consistent and predictable base level of revenue. In addition, we are also dependent on media customers where usage of our solutions is more variable. As a result, our revenue is impacted by the amount of media and software download traffic we serve on our network, the rate of adoption of gaming, social media and video platform offerings, the timing and variability of customer-specific one-time events and the impact of seasonal variations on our business. The ability to expand our product portfolio and to effectively manage the prices we charge for our solutions are also key factors impacting our revenue growth.

We have observed the following trends related to our revenue in recent years:

•
Increased sales of our security solutions have made a significant contribution to revenue growth. We plan to continue to invest in this area with a focus on further enhancing our product portfolio and extending our go-to-market capabilities.

•
We have experienced increases in the amount of traffic delivered for customers that use our solutions for video, gaming and software downloads, contributing to an increase in our revenue in the first three quarters of 2019 compared to the same period in 2018.

•
We have experienced higher committed recurring revenues from our solutions by increasing sales of incremental solutions to our existing customers and adding new customers; however, we have also seen slower revenue growth in recent quarters particularly in our Web Performance and content delivery solutions. Revenue growth in the fourth quarter of 2019 is less predictable given the uncertain impact of holiday season traffic for our commerce, gaming and other customers.

•
The prices paid by some of our customers have declined, particularly in the context of contract renewals and large media consolidations, reflecting the impact of competition and volume discounts. Our revenue would have been higher absent these price declines.

•
In recent years, revenue from our international operations has been growing at a faster pace than from our U.S. operations particularly in terms of new customer acquisition and cross-selling of incremental solutions. Because we publicly report in U.S. dollars, if the dollar continues to strengthen, our reported revenue results will be negatively impacted.

•
We have experienced variations in certain types of revenue from quarter to quarter. In particular, we typically experience higher revenue in the fourth quarter of each year for some of our solutions as a result of holiday season activity. In addition, we experience quarterly variations in revenue attributable to, among other things, the nature and timing of software and gaming releases by our customers; whether there are large live sporting or other events that increase the amount of media traffic on our network; and the frequency and timing of purchases of custom solutions.

Expenses

Our level of profitability is also impacted by our expenses, including direct costs to support our revenue such as bandwidth and co-location costs. Payroll and related costs also represent a significant portion of our expenses. We have observed the following trends related to our profitability in recent years:

•
Our profitability improved in the first three quarters of 2019 as compared to the same period in 2018 due to higher revenue as well as the effects of cost savings and efficiency initiatives we have undertaken. We expect to continue to undertake efforts intended to improve the efficiency of operations. We anticipate increased expenses in certain areas of the business that did not impact us in the first three quarters of 2019, particularly those associated with moving to our new headquarters in the fourth quarter of 2019. If we are able to continue our efficiency efforts such that our rate of revenue growth exceeds our expense growth rate, we anticipate overall profitability improvement in 2019 as compared to 2018 and in 2020 as compared to this year.

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

•
Co-location costs are also a significant portion of our cost of revenue. By improving our internal-use software and managing our hardware deployments to enable us to use servers more efficiently, we have been able to manage the growth of co-location costs. We expect to continue to scale our network in the future and will need to continue to effectively manage our co-location costs to maintain current levels of profitability

•
Payroll and related costs have stabilized in 2019 as compared to prior years. We expect to continue to manage our headcount and payroll costs in the future to ensure we are making investments in certain areas of the business while maintaining efficient operations in others.

•
Depreciation and amortization expense related to our network equipment decreased during the first nine months of 2019 as compared to the same period in 2018. We implemented software and hardware initiatives to manage our global network more efficiently, and as a result, the expected average useful life of our network assets, primarily servers, increased from four years to five years, effective January 1, 2019. This change is expected to decrease depreciation expense related to our network equipment during 2019 as compared to 2018.

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

Results of Operations

The following table sets forth, as a percentage of revenue, consolidated statements of income data for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	34.8	35.7	34.4	35.5
Research and development	9.1	9.1	9.1	9.3
Sales and marketing	17.2	18.7	18.1	19.0
General and administrative	17.4	17.9	17.3	22.2
Amortization of acquired intangible assets	1.4	1.2	1.4	1.3
Restructuring (benefit) charges	—	(0.1)	0.3	0.7
Total costs and operating expenses	79.9	82.5	80.6	88.0
Income from operations	20.1	17.5	19.4	12.0
Interest income	1.1	1.4	1.1	1.0
Interest expense	(1.7)	(2.2)	(1.5)	(1.4)
Other expense, net	(0.1)	(0.1)	—	(0.2)
Income before provision for income taxes	19.4	16.6	19.0	11.4
Benefit (provision) for income taxes	0.1	(0.5)	(2.0)	(1.3)
Loss from equity method investment	(0.2)	—	(0.1)	—
Net income	19.3%	16.1%	16.9%	10.1%

Revenue

Revenue by division during the periods presented was as follows (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	% Change	% Change at Constant Currency	2019	2018	% Change	% Change at Constant Currency
Web Division	$390,223	$357,255	9.2%	10.1%	$1,146,872	$1,062,376	8.0%	9.6%
Media and Carrier Division	319,689	312,373	2.3	3.1	974,622	938,735	3.8	5.3
Total revenue	$709,912	$669,628	6.0%	6.8%	$2,121,494	$2,001,111	6.0%	7.6%

During the three- and nine-month periods ended September 30, 2019, the increase in our revenue as compared to the same periods in 2018 was primarily the result of higher media traffic volumes, including from our large Internet platform customers, and continued strong growth in sales of our Cloud Security Solutions. During the three-month period ended September 30,

2019, our Cloud Security Solutions revenue was $215.9 million as compared to $168.7 million during the three-month period ended September 30, 2018, which represents a 28.0% increase. During the nine-month period ended September 30, 2019, our Cloud Security Solutions revenue was $610.8 million, as compared to $474.0 million during the nine-month period ended September 30, 2018, which represents a 28.9% increase. Cloud Security Solutions revenue increased due to sales of new products, particularly Bot Manager, and also sales of our Enterprise Security Solutions.

The increase in Web Division revenue during the three- and nine-month periods ended September 30, 2019, as compared to the same periods in 2018, was primarily the result of increased sales of both new and existing Cloud Security Solutions to this customer base, as described above.

The increase in Media and Carrier Division revenue during the three- and nine-month periods ended September 30, 2019, as compared to the same periods in 2018, was primarily the result of increased customer traffic volumes from video delivery and gaming customers and sales of Cloud Security Solutions to this customer base.

Revenue derived in the U.S. and internationally during the periods presented is as follows (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	% Change	% Change at Constant Currency	2019	2018	% Change	% Change at Constant Currency
U.S.	$413,116	$412,573	0.1%	0.1%	$1,248,175	$1,249,041	(0.1)%	(0.1)%
International	296,796	257,055	15.5	17.6	873,319	752,070	16.1	20.3
Total revenue	$709,912	$669,628	6.0%	6.8%	$2,121,494	$2,001,111	6.0%	7.6%

For the three-month period ended September 30, 2019, approximately 41.8% of our revenue was derived from our operations located outside the U.S., compared to 38.4% for the three-month period ended September 30, 2018. For the nine-month period ended September 30, 2019, approximately 41.2% of our revenue was derived from our operations located outside the U.S. compared to 37.6% for the nine-month period ended September 30, 2018. No single country outside the U.S. accounted for 10.0% or more of revenue during either of these periods. During the three- and nine-month periods ended September 30, 2019, we continued to see strong revenue growth from our operations in the Asia-Pacific region and steady revenue growth in our EMEA region. Changes in foreign currency exchange rates impacted our revenue by an unfavorable $5.6 million and $31.2 million during the three- and nine-month periods ended September 30, 2019, respectively, as compared to the same periods in 2018.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Bandwidth fees	$38,373	$33,827	13.4%	$123,039	$116,050	6.0%
Co-location fees	32,042	32,165	(0.4)	92,955	97,659	(4.8)
Network build-out and supporting services	26,369	26,770	(1.5)	72,477	66,328	9.3
Payroll and related costs	62,888	60,097	4.6	184,902	179,712	2.9
Stock-based compensation, including amortization of prior capitalized amounts	12,695	11,817	7.4	38,688	33,439	15.7
Depreciation of network equipment	31,840	36,883	(13.7)	91,402	112,866	(19.0)
Amortization of internal-use software	42,731	37,687	13.4	126,411	103,504	22.1
Total cost of revenue	$246,938	$239,246	3.2%	$729,874	$709,558	2.9%
As a percentage of revenue	34.8%	35.7%		34.4%	35.5%

The increase in total cost of revenue for the three- and nine-month periods ended September 30, 2019, as compared to the same periods in 2018, was primarily due to growth in amortization of internal-use software as we continued to release internally-developed software onto our network related to new product launches and significant enhancements to our existing services throughout 2018 and the first nine months of 2019. These increases were partially offset by lower depreciation expense of network equipment of $6.4 million and $20.3 million for the three- and nine-month periods ended September 30, 2019, respectively, due to software and hardware initiatives we implemented to manage our global network more efficiently, resulting in an increase in the expected average useful life of our network assets, primarily servers, from four to five years effective January 1, 2019.

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

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Payroll and related costs	$94,957	$90,421	5.0%	$284,393	$274,798	3.5%
Stock-based compensation	12,842	11,249	14.2	36,943	32,684	13.0
Capitalized salaries and related costs	(45,501)	(42,790)	6.3	(136,969)	(129,471)	5.8
Other expenses	2,589	2,169	19.4	8,100	7,812	3.7
Total research and development	$64,887	$61,049	6.3%	$192,467	$185,823	3.6%
As a percentage of revenue	9.1%	9.1%		9.1%	9.3%

The increase in research and development expenses during the three- and nine-month periods ended September 30, 2019, as compared to the same periods in 2018, was primarily due to an increase in stock-based compensation costs associated with higher equity grant award sizes due to competition for certain engineering talent.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three-month period ended September 30, 2019 and September 30, 2018, we capitalized $8.1 million and $8.0 million of stock-based compensation, respectively. During the nine-month period ended September 30, 2019 and September 30, 2018, we capitalized $25.6 million and $23.5 million of stock-based compensation, respectively. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, which is generally two to seven years.

We expect research and development costs to increase in 2019 as we maintain our focus on innovation. However, we do not expect these costs to increase as a percentage of revenue.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Payroll and related costs	$92,799	$94,216	(1.5)%	$277,576	$284,113	(2.3)%
Stock-based compensation	15,593	16,835	(7.4)	46,383	49,543	(6.4)
Marketing programs and related costs	9,545	9,513	0.3	41,560	31,840	30.5
Other expenses	4,321	4,759	(9.2)	18,121	14,060	28.9
Total sales and marketing	$122,258	$125,323	(2.4)%	$383,640	$379,556	1.1%
As a percentage of revenue	17.2%	18.7%		18.1%	19.0%

The decrease in sales and marketing expenses during the three-month period ended September 30, 2019, as compared to the same period in 2018, was primarily due to a reduction in headcount.

The increase in marketing program costs for the nine-month period ended September 30, 2019, as compared to the same periods in 2018, was primarily for a customer conference that took place during the second quarter of 2019 that did not take place in 2018. In addition, we incurred higher costs related to sales and marketing programs designed to drive brand awareness and customer demand for our solutions.

During 2019, we plan to continue to focus our efforts on expanding operating margins while simultaneously pursuing our goal of improving go-to-market capabilities.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Payroll and related costs	$47,892	$46,866	2.2%	$145,248	$145,634	(0.3)%
Stock-based compensation	12,825	13,054	(1.8)	40,018	40,245	(0.6)
Depreciation and amortization	19,269	18,646	3.3	56,420	59,741	(5.6)
Facilities-related costs	21,413	21,567	(0.7)	63,478	63,891	(0.6)
Provision for doubtful accounts	623	652	(4.4)	2,338	1,593	46.8
Acquisition-related costs	219	329	(33.4)	1,194	1,972	(39.5)
License of patent	—	(4,310)	(100.0)	(8,855)	(12,791)	(30.8)
Legal and stockholder matter costs	—	—	—	—	23,091	(100.0)
Endowment of Akamai Foundation	—	—	—	—	50,000	(100.0)
Professional fees and other expenses	20,975	23,107	(9.2)	66,326	71,126	(6.7)
Total general and administrative	$123,216	$119,911	2.8%	$366,167	$444,502	(17.6)%
As a percentage of revenue	17.4%	17.9%		17.3%	22.2%

The increase in general and administrative expenses for the three-month period ended September 30, 2019, as compared to the same period in 2018, was primarily due to the cessation of payments to us under the terms of a settlement between the Company and Limelight Networks, Inc., or Limelight.

The decrease in general and administrative expenses for the nine-month period ended September 30, 2019, as compared to the same period in 2018, was primarily due to a one-time endowment contribution to the Akamai Foundation, legal and stockholder matter costs related to a settlement charge from our litigation with Limelight, and amounts paid to professional service providers for advisory services provided in connection with a non-routine stockholder matter in the first nine months of 2018 that did not recur in 2019.

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

General and administrative expenses for the three- and nine-month periods ended September 30, 2019 and 2018 are broken out by category as follows (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Global functions	$47,731	$46,680	2.3%	$146,661	$149,830	(2.1)%
As a percentage of revenue	6.7%	7.0%		6.9%	7.5%
Infrastructure	74,643	74,009	0.9	219,302	228,256	(3.9)
As a percentage of revenue	10.5%	11.1%		10.3%	11.4%
Other	842	(778)	208.2	204	66,416	(99.7)
Total general and administrative expenses	$123,216	$119,911	2.8%	$366,167	$444,502	(17.6)%
As a percentage of revenue	17.4%	17.9%		17.3%	22.2%

During 2019, we plan to continue to focus our efforts on expanding our operating margins and, in particular, evaluating potential improvements in the areas of third-party spending and automation of manual tasks.

Amortization of Acquired Intangible Assets

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2019	2018	% Change	2019	2018	% Change
Amortization of acquired intangible assets	$9,624	$8,294	16.0%	$28,871	$25,019	15.4%
As a percentage of revenue	1.4%	1.2%		1.4%	1.3%

The increase in amortization of acquired intangible assets for the three- and nine-month periods ended September 30, 2019, as compared to the same periods in 2018, was the result of amortization of assets related to our recent acquisitions. Based on our intangible assets at September 30, 2019, we expect amortization of acquired intangible assets to be approximately $9.6 million for the remainder of 2019, and $36.9 million, $31.9 million, $26.2 million and $20.3 million for 2020, 2021, 2022 and 2023, respectively.

Restructuring (Benefit) Charges

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2019	2018	% Change	2019	2018	% Change
Restructuring (benefit) charges	$(300)	$(732)	(59.0)%	$6,879	$14,442	(52.4)%
As a percentage of revenue	—%	(0.1)%		0.3%	0.7%

The restructuring (benefit) charges for the three- and nine-month periods ended September 30, 2019 were primarily the result of certain actions initiated in the fourth quarter of 2018. Management's goal in implementing the restructuring was to re-balance investments to improve long-term revenue growth and scale. The restructuring charges primarily consist of costs associated with headcount reductions and benefits recorded are the results of changes in estimates of amounts paid versus originally estimated. We do not expect significant additional restructuring charges related to this action.

The restructuring charges for the three- and nine-month periods ended September 30, 2018 were primarily the result of certain actions initiated in the fourth quarter of 2017. Management committed to an action to restructure certain parts of the business, primarily media-related, with the intent of shifting focus away from products that have not seen expected commercial success and to facilitate other cost efficiencies and savings. As part of these actions, certain headcount and facility reductions were implemented during the first half of 2018. In addition, certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and launched due to the restructuring action. No additional restructuring charges related to this action are expected.

Non-Operating Income (Expense)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2019	2018	% Change	2019	2018	% Change
Interest income	$7,908	$9,258	(14.6)%	$22,953	$19,632	16.9%
As a percentage of revenue	1.1%	1.4%		1.1%	1.0%
Interest expense	$(12,127)	$(14,566)	(16.7)%	$(32,689)	$(28,620)	14.2%
As a percentage of revenue	(1.7)%	(2.2)%		(1.5)%	(1.4)%
Other expense, net	$(752)	$(459)	63.8%	$(819)	$(3,207)	(74.5)%
As a percentage of revenue	(0.1)%	(0.1)%		—%	(0.2)%

For the periods presented, interest income primarily consists of interest earned on invested cash balances and marketable securities. The decrease in interest income for the three-month period ended September 30, 2019, as compared to the same period in 2018, was primarily the result of slightly lower average investment balances during the three-month period ended September 30, 2019, as compared to the same period in 2018. The increase in interest income for the nine-month period ended September 30, 2019, as compared to the same period in 2018, was primarily the result of higher interest rates during the nine-month period ended September 30, 2019, as compared to the same period in 2018.

Interest expense is related to our debt transactions, which are described in Note 9 to the consolidated financial statements. The decrease in interest expense for the three-month period ended September 30, 2019, as compared to the same period in 2018, was due to the repayment of the convertible senior notes issued February 2014 in the first quarter of 2019. The increase in interest expense for the nine-month period ended September 30, 2019 was due to the May 2018 issuance of $1,150.0 million in par value of convertible senior notes due 2025.

Other expense, net primarily represents net foreign exchange gains and losses and other non-operating expense and income items. The fluctuation in other expense, net for the three- and nine-month periods ended September 30, 2019, as compared to the same periods in 2018, includes the impact of losses and gains recognized due to the sale of certain investments. Other expense, net may fluctuate in the future based on changes in foreign currency exchange rates or other events.

Benefit (Provision) for Income Taxes

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2019	2018	% Change	2019	2018	% Change
Benefit (provision) for income taxes	$960	$(3,187)	(130.1)%	$(42,718)	$(25,658)	66.5%
As a percentage of revenue	0.1%	(0.5)%		(2.0)%	(1.3)%
Effective income tax rate	0.7%	(2.9)%		(10.6)%	(11.2)%

For the three-month period ended September 30, 2019, as compared to the same period in 2018, our provision for income taxes decreased due to the release of certain tax reserves related to the expiration of local statutes of limitations, which was partially offset by an increase in profitability, an increase in the valuation allowance recorded against deferred tax assets related to state tax credits and a decrease in the provisional amount of the one-time transition tax that was recorded in 2017.

For the nine-month period ended September 30, 2019, as compared to the same period in 2018, our provision for income taxes increased due to increased profitability, an increase in the valuation allowance recorded against deferred tax assets related to state credits and a decrease in the provisional amount of the one-time transition tax that was recorded in 2017. These amounts were partially offset by an increase in the release of certain tax reserves related to the expiration of local statutes of limitations and an increase in foreign income taxed at lower rates

For the three- and nine-month periods ended September 30, 2019, the effective income tax rate was lower than the federal statutory tax rate due to the release of certain tax reserves related to the expiration of local statutes of limitations, foreign income taxed at lower rates, the impact of the excess tax benefit related to stock-based compensation and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by the impact of the valuation allowance recorded against deferred tax assets related to state tax credits, non-deductible executive compensation, state taxes and an intercompany sale of intellectual property.

For the three- and nine-month period ended September 30, 2018, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the impact of the excess tax benefit related to stock-based compensation, a decrease in the provisional amount of the one-time transition tax that was recorded in 2017, the release of certain tax reserves related to the expiration of local statutes of limitations and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by a decrease in U.S. federal taxes on Global Intangible Low-Taxed Income and an intercompany sale of intellectual property.

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

Loss from Equity Method Investment

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2019	2018	% Change	2019	2018	% Change
Loss from equity method investment	$(1,388)	$—	(100.0)%	$(1,388)	$—	(100.0)%
As a percentage of revenue	(0.2)%	—%		(0.1)%	—%

During the three months ended September 30, 2019, we started recognizing our share of earnings from our previously announced investment with Mitsubishi UFJ Financial Group, or MUFG. Our investment with MUFG established a joint venture, GO-NET, to offer a new blockchain-based online payment network. We recorded a loss of $1.4 million dollars which reflects our share of the losses incurred by GO-NET. We expect to record additional losses for the remainder of 2019 and beyond as GO-NET continues executing on the early stages of its business plan.

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

•
Amortization of debt discount and issuance costs and amortization of capitalized interest expense – In August 2019, we issued $1,150 million of convertible senior notes due 2027 with a coupon interest rate of 0.375%. In May 2018, we issued $1,150 million of convertible senior notes due 2025 with a coupon interest rate of 0.125%. In February 2014, we issued $690 million of convertible senior notes due 2019 with a coupon interest rate of 0%. The imputed interest rates of these convertible senior notes were 3.10%, 4.26% and 3.20%, respectively. This is a result of the debt discounts recorded for the conversion features that are required to be separately accounted for as equity under GAAP, thereby reducing the carrying values of the convertible debt instruments. The debt discounts are amortized as interest expense together with the issuance costs of the debt. The interest expense excluded from our non-GAAP results is comprised of these non-cash components and is excluded from management's assessment of our operating performance because management believes the non-cash expense is not representative of ongoing operating performance.

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

•
Income and losses from equity method investment – We record income or losses on our share of earnings and losses of our equity method investment. We exclude such income and losses because we lack control over the operations of the investment and the related income and losses are not representative of our core business operations.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Income from operations	$143,289	$116,537	$413,596	$242,211
Amortization of acquired intangible assets	9,624	8,294	28,871	25,019
Stock-based compensation	46,815	46,632	140,262	138,815
Amortization of capitalized stock-based compensation and capitalized interest expense	8,455	7,575	25,738	20,435
Restructuring (benefit) charges	(300)	(732)	6,879	14,442
Acquisition-related costs	219	329	1,194	1,972
Legal and stockholder matter costs	—	—	—	23,091
Endowment of Akamai Foundation	—	—	—	50,000
Transformation costs	—	2,552	5,527	2,552
Non-GAAP income from operations	$208,102	$181,187	$622,067	$518,537

GAAP operating margin	20%	17%	19%	12%
Non-GAAP operating margin	29%	27%	29%	26%

The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$137,890	$107,583	$358,935	$204,358
Amortization of acquired intangible assets	9,624	8,294	28,871	25,019
Stock-based compensation	46,815	46,632	140,262	138,815
Amortization of capitalized stock-based compensation and capitalized interest expense	8,455	7,575	25,738	20,435
Restructuring (benefit) charges	(300)	(732)	6,879	14,442
Acquisition-related costs	219	329	1,194	1,972
Legal and stockholder matter costs	—	—	—	23,091
Endowment of Akamai Foundation	—	—	—	50,000
Transformation costs	—	2,552	5,527	2,552
Amortization of debt discount and issuance costs	11,133	14,085	30,761	27,844
(Gain) loss on investments	—	(519)	(440)	1,481
Loss from equity method investment	1,388	—	1,388	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(34,631)	(27,958)	(61,389)	(73,432)
Non-GAAP net income	$180,593	$157,841	$537,726	$436,577

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
GAAP net income per diluted share	$0.84	$0.64	$2.18	$1.20
Amortization of acquired intangible assets	0.06	0.05	0.18	0.15
Stock-based compensation	0.28	0.28	0.85	0.81
Amortization of capitalized stock-based compensation and capitalized interest expense	0.05	0.05	0.16	0.12
Restructuring (benefit) charges	—	—	0.04	0.08
Acquisition-related costs	—	—	0.01	0.01
Legal and stockholder matter costs	—	—	—	0.14
Endowment of Akamai Foundation	—	—	—	0.29
Transformation costs	—	0.02	0.03	0.01
Amortization of debt discount and issuance costs	0.07	0.08	0.19	0.16
(Gain) loss on investments	—	—	—	0.01
Loss from equity method investment	0.01	—	0.01	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.21)	(0.17)	(0.37)	(0.43)
Non-GAAP net income per diluted share (1)	$1.10	$0.94	$3.26	$2.56

Shares used in diluted per share calculations	164,558	167,900	164,788	170,732

(1) May not foot due to rounding

Non-GAAP net income per diluted share is calculated as non-GAAP net income divided by diluted weighted average common shares outstanding. GAAP diluted weighted average common shares outstanding are adjusted in non-GAAP per share calculations for the shares that would be delivered to us pursuant to the note hedge transactions entered into in connection with the issuance of our convertible senior notes. Under GAAP, shares delivered under hedge transactions are not considered offsetting shares in the fully-diluted share calculation until they are delivered. However, we would receive a benefit from the note hedge transactions and would not allow the dilution to occur, so management believes that adjusting for this benefit provides a meaningful view of net income per share. Unless and until our weighted average stock price is greater than $95.10, the initial conversion price of the convertible senior notes due 2025, or $116.18, the initial conversion price of the convertible senior notes due 2027, there will be no difference between our GAAP and non-GAAP diluted weighted average common shares outstanding.

We consider Adjusted EBITDA to be another important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that we do not consider to be part of our core operations. We define Adjusted EBITDA as GAAP net income excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; stock-based compensation; amortization of capitalized stock-based compensation; acquisition-related costs; restructuring charges; gains and losses on legal settlements; costs from professional service providers related to a non-routine stockholder matter; costs incurred related to the endowment of the Akamai Foundation; transformation costs; foreign exchange gains and losses; interest expense; amortization of capitalized interest expense; certain gains and losses on investments; gains and losses from equity method investments; and other non-recurring or unusual items that may arise from time to time. Adjusted EBITDA margin represents Adjusted EBITDA stated as a percentage of revenue.

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$137,890	$107,583	$358,935	$204,358
Interest income	(7,908)	(9,258)	(22,953)	(19,632)
(Benefit) provision for income taxes	(960)	3,187	42,718	25,658
Depreciation and amortization	92,525	91,964	270,265	272,772
Amortization of capitalized stock-based compensation and capitalized interest expense	8,455	7,575	25,738	20,435
Amortization of acquired intangible assets	9,624	8,294	28,871	25,019
Stock-based compensation	46,815	46,632	140,262	138,815
Restructuring (benefit) provision	(300)	(732)	6,879	14,442
Acquisition-related costs	219	329	1,194	1,972
Legal and stockholder matter costs	—	—	—	23,091
Endowment of Akamai Foundation	—	—	—	50,000
Transformation costs	—	2,552	5,527	2,552
Interest expense	12,127	14,566	32,689	28,620
(Gain) loss on investments	—	(519)	(440)	1,481
Loss from equity method investment	1,388	—	1,388	—
Other expense, net	752	978	1,259	1,726
Adjusted EBITDA	$300,627	$273,151	$892,332	$791,309

Adjusted EBITDA margin	42%	41%	42%	40%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of September 30, 2019, our cash, cash equivalents and marketable securities, which primarily consisted of corporate bonds, totaled $2.3 billion. Factoring in the $2.3 billion in principal amount of convertible senior notes we have outstanding, our net cash at September 30, 2019 was $4.3 million. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy is also designed to limit the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of September 30, 2019, we had cash and cash equivalents of $495.4 million held in accounts outside the U.S. The U.S. Tax Cuts and Jobs Act provides for a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact beginning in 2018. As a result, our liquidity is not materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Net income	$358,935	$204,358
Non-cash reconciling items included in net income	524,256	509,969
Changes in operating assets and liabilities	(107,027)	7,845
Net cash provided by operating activities	$776,164	$722,172

The increase in cash provided by operating activities for the nine-month period ended September 30, 2019, as compared to the same period in 2018, was primarily due to higher profitability in the first nine months of 2019 as compared to the same period in 2018, which was impacted by a $50 million one-time contribution to the Akamai Foundation in 2018. The increase in cash provided by operating activities was partially offset by higher annual bonus payouts in the first nine months of 2019 due to higher attainment, an increase in cash paid for income taxes and timing of collections and payments of other working capital items.

Cash Used in Investing Activities

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Cash paid for acquired businesses, net of cash acquired	$(121,409)	$(79)
Purchases of property and equipment and capitalization of internal-use software development costs	(428,411)	(288,407)
Net marketable securities activity	(494,237)	(387,070)
Other investing activity	(34,113)	(2,678)
Net cash used in investing activities	$(1,078,170)	$(678,234)

The increase in cash used in investing activities during the nine-month period ended September 30, 2019, as compared to the same period in 2018, was driven by an increase in purchases of marketable securities with the proceeds from our August 2019 issuance of convertible senior notes; in addition to cash paid for the acquisition of Janrain and purchases of property and equipment related to our real estate and network infrastructure. The increase in cash used in investing activities was partially offset by the maturities of marketable securities during the nine-month period ended September 30, 2019, which coincided with the repayment of our February 2014 convertible senior notes.

Cash (Used in) Provided by Financing Activities

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Activity related to convertible senior notes	$318,554	$990,390
Activity related to stock-based compensation	(17,912)	352
Repurchases of common stock	(291,788)	(625,925)
Other financing activities	(1,558)	(5,085)
Net cash provided by financing activities	$7,296	$359,732

In each of the nine-month periods ended September 30, 2019 and 2018, we issued $1,150.0 million in par value of convertible senior notes, as discussed more fully in Note 9 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. However, during the nine-month period ended September 30, we repaid $690 million in convertible senior notes which were due in February 2019. The decrease in cash provided by financing activities in 2019, as compared to 2018, was also partially offset by a decrease in repurchases of common stock.

Effective November 2018, the Board authorized a $1.1 billion share repurchase program through December 2021. Our goals for the share repurchase programs are to offset the dilution created by our employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant.

During the nine-month period ended September 30, 2019, we repurchased 3.6 million shares of common stock at a weighted average price of $82.14 per share for an aggregate of $291.8 million. As of September 30, 2019, $808.2 million remains available for future share repurchases. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

Convertible Senior Notes

In August 2019, we issued $1,150.0 million in par value of convertible senior notes due 2027 and entered into related convertible note hedge and warrant transactions. The terms of the notes and hedge transaction are discussed more fully in Note 9 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. We intend to use the net proceeds of the offering for share repurchases, working capital and general corporate purposes, including potential acquisitions and other strategic transactions.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. There were no outstanding borrowings under the Credit Agreement as of September 30, 2019.

Liquidity Outlook

Based on our present business plan, we expect our current cash, cash equivalents and marketable securities balances and our forecasted cash flows from operations to be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating costs, include our expected capital expenditures, investments in information technology and facility expansion, consummation of pending business acquisitions, opportunistic business acquisitions, anticipated share repurchases, lease and purchase commitments and settlements of other long-term liabilities. Additionally, in the fourth quarter of 2019, we will be adding a significant right-of-use asset and associated liability related to our new headquarters.

Contractual Obligations

Our principal commitments consist of service agreements with co-location facilities for data center capacity and bandwidth usage, obligations under leases for office space and open vendor purchase orders. Our minimum commitments related to bandwidth usage and co-location services may vary from period to period depending on the timing and length of contract renewals with our service providers. With the exception of the issuance of the $1,150.0 million of convertible senior notes issued in August 2019, as of September 30, 2019, there have been no significant changes in our future non-cancelable minimum payments under these commitments from those reported in our annual report on Form 10-K for the year ended December 31, 2018, other than normal period-to-period variations.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 12 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2018 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the nine months ended September 30, 2019 was determined to be immaterial.

As of September 30, 2019, we did not have any additional material off-balance sheet arrangements.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our consolidated statements of income within other income, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the nine months ended September 30, 2019. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of September 30, 2019 and December 31, 2018, no customer had an accounts receivable balance greater than 10% of our accounts receivable. We believe that at September 30, 2019, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In future periods, our revenue growth may not continue. In particular, our percentage revenue growth rate in future periods may be lower than in recent years. Our revenue depends on the continued growth of demand for our solutions and our ability to maintain the prices we charge for our solutions. Our traditional offerings, particularly our Media and Web Performance solutions, are subject to increasing pricing pressure in certain verticals due to competition and business conditions affecting those customers. Inability to maintain prices negatively impacts our profitability. Our revenue results may also fluctuate for many other reasons including the following:

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

We compete in markets that are intensely competitive and rapidly changing. Our current and potential competitors vary by size, product offerings, and geographic region and range from start-ups that offer solutions competing with a discrete part of our business to large technology or telecommunications companies that offer, or may be planning to introduce, products and services that are broadly competitive with what we do. The primary competitive factors in our market are: differentiation of technology, global presence, quality of solutions, customer service, technical expertise, security, ease-of-use, breadth of services offered, price, and financial strength. Our competitors include some of our current partners and customers.

Many of our current and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, broader product portfolios, longer operating histories, greater brand recognition and more established relationships in the industry than we do. As a result, some of these competitors may be able to:

•	develop superior products or services, gain greater market acceptance for their products and services, enter new markets more easily, and expand their offerings more efficiently or more rapidly;

•	combine their products that are competitive with ours with other solutions they offer in a way that makes our offerings less appealing to current and potential customers;

•	adapt to new or emerging technologies and changes in customer requirements more quickly;

•	take advantage of acquisition, investment and other opportunities more readily;

•	offer lower prices than ours;

•	allocate greater resources to the promotion, marketing, and sales of their products and services; and

•	dedicate greater resources to the research and development of their products and services.

Smaller and more nimble competitors may be able to:

•	attract customers by offering less sophisticated versions of products and services than we provide at lower prices than those we charge;

•	develop new business models that are disruptive to us;

•	in some cases, use funds from recent initial public offerings to strengthen their business to enable them to better compete with us; and

•	respond more quickly than we can to new or emerging technologies, changes in customer requirements, and market and industry developments, resulting in superior offerings.

Existing and potential customers may not purchase our solutions, or may limit their use of them, because they:

•	pursue a "do-it-yourself" approach by putting in place equipment, software, and other technology solutions for content and application delivery within their internal systems;

•	enter into relationships directly with network providers instead of relying on an overlay network like ours; or

•	implement multi-vendor policies to reduce reliance on any particular external providers such as us.

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

It is important to our revenue growth and profitability that we enter into new business areas that generate revenue. We must do so in a rapidly-changing technology environment where it can be difficult to anticipate the needs of potential customers, where competitors may develop products and services that are, or may be viewed as, better than ours and where it can be costly to acquire other companies. The process of developing new solutions is complex and uncertain; we must commit significant resources to developing new services or features without knowing whether our investments will result in solutions the market will accept, and we may choose to invest in business areas for which a viable market for our products does not ultimately develop. This could cause our expenses to grow more rapidly than our revenue. There is often a lengthy period between commencing development initiatives and bringing new or improved solutions to market. During this time, technology preferences, customer demand and the market for our solutions, or those introduced by our competitors, may move in directions that we had not anticipated when we decided to pursue such initiatives. Furthermore, we may not successfully execute our technology initiatives because of errors in planning, timing or execution, technical or operational hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources.

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

In the regular course of business, we transmit and store our customers' information, data and encryption keys as well as our own; customer information and data may, in turn, include individual data of and about their end-users. Maintaining the security and availability of our solutions, network and internal IT systems and the security of information we hold is a critical issue for us and our customers. Internet-based attacks on our customers and our own network are frequent and take a variety of forms, including DDoS attacks, infrastructure attacks, botnets, malicious file uploads, cross-site scripting, credential abuse, ransomware, bugs, viruses, worms and malicious software programs. Malicious actors can also attempt to fraudulently induce employees or suppliers to disclose sensitive information through illegal electronic spamming, phishing or other tactics. In addition, unauthorized parties may attempt to gain physical access to our facilities in order to infiltrate our information systems.

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

We expect to continue to pursue acquisitions and other types of strategic relationships that involve technology sharing or close cooperation with other companies. Acquisitions and other complex transactions are accompanied by a number of risks, including the following:

•	difficulty integrating the technologies, operations and personnel of acquired businesses;

•	potential disruption of our ongoing business;

•	potential distraction of management;

•	diversion of business resources from core operations;

•	expenses related to the transactions;

•	having a dilutive effect on our earnings;

•	assumption of legal risks related to compliance with laws, including privacy and anti-corruption regulations;

•	failure to realize synergies or other expected benefits;

•	acquisition of IT systems that expose us to cybersecurity risks;

•	increased accounting charges such as impairment of goodwill or intangible assets, amortization of intangible assets acquired and a reduction in the useful lives of intangible assets acquired; and

•	potential unknown liabilities associated with acquired businesses.

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

As our business evolves, we must also expand and adapt our IT and operational infrastructure. Our business relies on our data systems, traffic measurement systems, billing systems, ordering processes and other operational and financial reporting and control systems. All of these systems have become increasingly complex due to the diversification and complexity of our business, acquisitions of new businesses with different systems, and increased regulation over controls and procedures. As a result, these systems could generate errors that impact traffic measurement or invoicing. We will need to continue to upgrade and improve our data systems, traffic measurement systems, billing systems, ordering processes and other operational and financial systems, procedures and controls. These upgrades and improvements may be difficult and costly. If we are unable to adapt our systems and organization in a timely, efficient and cost-effective manner to accommodate changing circumstances, our business may be adversely affected.

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

Our future success depends upon the services of our executive officers and other key technology, sales, marketing and support personnel who have critical industry experience and relationships. There is significant competition for talented individuals in the regions in which our primary offices are located, which affects both our ability to retain key employees and hire new ones. In making employment decisions, particularly in our industry, job candidates and current personnel often consider the value of stock-based compensation. In recent years, we have increasingly linked compensation levels to corporate performance metrics. Declines in the price of our stock or failure to achieve annual revenue and profitability metrics would make equity-based awards less valuable, adversely affecting our ability to attract or retain key employees.

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

Furthermore, our revenue, particularly that portion attributable to usage of our solutions beyond customer commitments, can be difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. This concern is particularly acute with respect to our media and commerce customers. In the future, our customer contracting models may change to move away from a committed revenue structure to a "pay-as-you-go" approach. The absence of a minimum revenue commitment would make it easier for customers to stop doing business with us, which would create additional challenges with our forecasting processes. Because a significant portion of our cost structure is largely fixed in the short-term, revenue shortfalls tend to have a disproportionately negative impact on our profitability. If we announce revenue or profitability results that do not meet or exceed our guidance or make changes in our guidance with respect to future operating results, our stock price may decrease significantly as a result.

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

We have operations in numerous foreign countries and may continue to expand our operations internationally. As a result, we are increasingly subject to risks associated with international business activities that may increase our costs, make our operations less efficient and require significant management attention. These risks include:

•
regulations related to privacy, security requirements, data localization or restricting content that could pose risks to our intellectual property, increase the cost of doing business in a country or create other disadvantages to our business;

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

Geo-political events such as the United Kingdom's pending withdrawal from the European Union, commonly referred to as Brexit, may increase the likelihood of certain of these risks materializing or heighten their impact on us in affected regions. In particular, it is possible that the level of economic activity in the United Kingdom and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities, including those related to tax, trade, security and employee relations as a result of Brexit. Such changes could be costly and potentially disruptive to our operations and business relationships in affected regions. Trade disputes, unrest and other political activity that disrupts our customers' businesses or our own operations could negatively impact our revenue and ability to offer services in impacted countries.

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

Privacy laws are rapidly proliferating, changing and evolving globally. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. New laws, such as the European Union General Data Protection Regulation, or GDPR, and the California Consumer Privacy Act of 2018, and industry self-regulatory codes have been enacted and more laws are being considered that may affect how we use data generated from our network as well as our ability to reach current and prospective customers, understand how our solutions are being used and respond to customer requests allowed under the laws. Any perception that our business practices, our data collection activities or how our solutions operate represent an invasion of privacy, whether or not consistent with current regulations and industry practices, may subject us to public criticism (or boycotts), class action lawsuits, reputational harm, or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to liability. Compliance with GDPR and other laws may be administratively difficult and expensive. Steps we take to help ensure compliance with these laws would increase our expenses, which could impact our profitability.

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

Achieving future success will likely require us to maintain and increase the number and depth of our relationships with resellers, systems integrators, product makers and other strategic partners and to leverage those relationships to expand our distribution channels and increase revenue. If we become reliant on a small number of large partners, any termination of our relationship with one of them could have an adverse impact on our financial condition. The need to develop such relationships can be particularly acute in areas outside of the U.S. We have not always been successful at developing these relationships due to the complexity of our solutions, our historical reliance on an internal sales force, and other factors. Recruiting and retaining qualified channel partners and training them in the use of our technology and solutions and ensuring that they are compliant with our ethical expectations require significant time and resources. In order to develop and expand our distribution channel, we must continue to expand and improve our portfolio of solutions as well as the systems, processes and procedures that support our channels. Those systems, processes and procedures may become increasingly complex and difficult to manage. The time and expense required for the sales and marketing organizations of our channel partners to become familiar with our offerings, including our new services developments, may make it more difficult to introduce those products to enterprises. Our failure to maintain and increase the number and quality of relationships with channel partners, and any inability to successfully execute on the partnerships we initiate, could significantly impede our revenue growth prospects in the short and long term.

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

As of the date of this report, we had total par value of $1,150.0 million of convertible senior notes outstanding due in 2027 and we had total par value of $1,150.0 million of convertible senior notes outstanding due in 2025. We also entered into a credit facility in May 2018 that provides for an initial $500.0 million in revolving loans; under specified circumstances, we would be able to borrow an additional $500.0 million thereunder. Our ability to repay any amounts we borrow under our credit facility, refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the applicable indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through future borrowing under the credit facility or the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make cash payments upon conversion of the notes, we would be required to issue significant amounts of our common stock, which would be dilutive to the stock of existing stockholders. If we do not have sufficient cash to repurchase the notes following a fundamental change, we would be in default under the terms of the notes, which could seriously harm our business. Although the terms of our credit facility include certain financial ratios that potentially limit our future indebtedness, the terms of the notes do not do so. If we incur significantly more debt, this could intensify the risks described above.

Fluctuations in foreign currency exchange rates affect our operating results in U.S. dollar terms.

An increasing portion of our revenue is derived from international operations, growing to 41.2% of overall revenues for the nine months ended September 30, 2019, as compared to 38.0% and 34.2% for the full years of 2018 and 2017, respectively. Revenue generated and expenses incurred by our international subsidiaries are often denominated in the currencies of the local countries. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries are translated from local currencies into U.S. dollars. In addition, our financial results are subject to changes in exchange rates that impact the settlement of transactions in non-functional currencies. While we have implemented a foreign currency hedging program to mitigate transactional exposures, there is no guarantee that such program will be effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the third quarter of 2019 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
July 1, 2019 – July 31, 2019	455,007	$82.09	455,007	$946,399
August 1, 2019 – August 31, 2019	1,375,350	89.04	1,375,350	823,941
September 1, 2019 – September 30, 2019	174,599	90.09	174,599	808,211
Total	2,004,956	$87.55	2,004,956	$808,211

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share.

(3)	Includes commissions paid.

(4)	Effective November 2018, the Board authorized a $1.1 billion repurchase program through December 2021.

Item 6. Exhibits

Exhibit 4.1 (A)
Indenture (including form of Notes) with respect to the Registrant’s 0.375% Convertible Senior Notes due September 1, 2027, dated as of August 16, 2019, between the Registrant and U.S. Bank National Association, as trustee

Exhibit 10.1 (B)	Akamai Technologies, Inc. Executive Severance Pay Plan, as amended

Exhibit 10.2 (B)	Addendum to the Transition Agreement dated September 27, 2019 between the Registrant and James Benson

Exhibit 10.3 (A)	Form of Call Option Confirmation between the Registrant and each Option Counterparty

Exhibit 10.4 (A)	Form of Warrant Confirmation between the Registrant and each Option Counterparty

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101,.INS)

(A)	Incorporated by reference to the Registration's Current Report on Form 8-K (File No. 000-27275, 191033874) filed with the Commission on August 16, 2019.
(B)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 191132693) filed with the Commission on October 2, 2019.
*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (iv) Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

November 8, 2019	By:	/s/ Ed McGowan
Ed McGowan
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)