Form 10-K
period 2019-12-31
AKAMAI TECHNOLOGIES INC
filed 2020-02-28
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $12,819.9 million based on the last reported sale price of the Common Stock on the Nasdaq Global Select Market on June 28, 2019.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of February 25, 2020: 161,881,857 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K.

AKAMAI TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

PART I

Item 1. Business

Overview

Akamai provides solutions for securing, delivering and optimizing content and business applications over the Internet. At the core of our solutions is our globally-distributed Akamai Intelligent Edge Platform, which is designed to help our customers leverage the power and reach of the Internet while protecting them from malicious threats to their business. We deploy servers and technology at the “edge” of the Internet – establishing touch points on its perimeter in more than 130 countries and nearly 1,500 networks around the world. This approach affords us unique insight and visibility into traffic volumes, attack patterns, vulnerabilities and other activities across this complex cloud of networks and systems. Leveraging these insights and our position at the edge, we offer our customers solutions designed to protect them from threats and attacks, while empowering them to securely deliver their business as they engage, entertain and interact with their customers; extend their internal systems beyond their corporate perimeters to control access and better leverage the cloud; and help them operate with the scale, resiliency and security competitiveness businesses demand.

We believe that the edge is the next frontier of digital transformation – the intersection of users, digital technology and transactions, cloud computing and entertainment – and that our security, performance and delivery solutions can give our customers the competitive edge they need to capitalize on the opportunities this intersection creates.

Our Strategy

The technology landscape is rapidly evolving, driving businesses to enhance their digital capabilities to improve productivity, transform customer experiences, increase brand awareness and drive competitive advantage.

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

We believe that Akamai is uniquely positioned to help our customers capitalize on the opportunities and mitigate the risks presented by this dynamic environment. The Akamai Intelligent Edge Platform is architected to surround and extend a customer’s existing cloud architecture, so it can accelerate and secure cloud-based activities and workloads on a global scale, while also improving reliability and reducing cost. Our platform comprises more than 250,000 servers deployed in approximately 3,900 locations around the world, tied together with sophisticated software and algorithms. Our software also resides on millions of end-user devices, as part of our work on client-assisted delivery for large media files. By placing integrated computing resources, data, content and security protection closer to end-users, at the edge, our technology is designed to extend our customers’ existing cloud solutions to deliver superior user experiences that are bi-directional, instantaneous, rich and secure. The platform is also architected to enable us to:

•identify, absorb and block security threats;
•efficiently route traffic away from Internet trouble spots;
•help our customer implement a Zero Trust security model as described below;
•detect what devices individuals are using and optimize content delivery to them;
•secure and manage customer identity;
•provide our customers with business, technical and analytical insights into their online operations; and
•understand different types of traffic visiting websites so that customers can respond to them.

We believe that our scale, unique technology, high-quality intellectual property portfolio, industry-leading security capabilities, strong relationships with hundreds of leading telecommunications carriers and thousands of major brands on the web, and relentless and personalized attention to customer and partner needs create significant value for stockholders and provide a meaningful edge over competitors.

Our Solutions

We offer online solutions for the security, delivery and acceleration of websites and applications. Our customers include a large percentage of the world’s most important brands, including hundreds of media companies, online retailers, major governments, financial institutions and other leading enterprises. Across all of these customers, our mission is to make digital experiences fast, intelligent and secure.

Cloud Security Solutions

Our Cloud Security Solutions are designed to defend websites, applications and data centers against a multitude of cyberattacks. These solutions include:

•Kona Site Defender – Kona Site Defender is a cloud security solution that defends against network and application layer distributed denial of service, or DDoS, attacks, web application attacks and direct-to-origin attacks. This offering provides customizable protection for enterprises that want more control over their application security.

•Web Application Protector – Web Application Protector is designed to safeguard web assets from web application and DDoS attacks, while improving performance. This offering provides easy-to-implement application security for organizations that do not have robust security teams or expertise.

•Site Shield – Site Shield provides an additional layer of defense for critical websites and web applications. Site Shield is designed to cloak websites from the public Internet, essentially removing them from Internet-accessible IP address space. This helps prevent attackers from directly targeting the application origin and forces traffic to go through our network, where attacks can be better detected and mitigated.

•Bot Manager – Bot Manager provides organizations with a flexible framework to better manage the wide array of bots, both helpful and malicious, accessing their websites. It offers the ability to identify bots, categorize different bots based on business or IT impact, and apply different management policies to mitigate that impact.

•Edge DNS – The Domain Name System, or DNS, translates human-readable domain names into numerical IP addresses to enable individuals who type in a website name to reach the desired location on the Internet. Our Edge DNS (formerly known as Fast DNS) offering is a DNS resolution solution that is designed to quickly and dependably direct individuals to our customers' websites. Crucially, we have architected this service to protect against DNS-based DDoS attacks.

•Identity Cloud – In January 2019, we purchased Janrain, Inc., a provider of customer identity access management solutions. Leveraging the technology we acquired, our Identity Cloud solution enables fast-to-deploy single sign-on (SSO), registration, authentication and preference management. It also enables centralized profile access management that is designed to facilitate our customers’ compliance with the myriad and changing privacy-related regulatory requirements around the world.

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

Enterprise Security Solutions

Our Enterprise Security Solutions are designed to help customers move from a legacy perimeter-based approach to security to what we refer to as a “Zero Trust” security model. Zero Trust is a network security model based on a strict identity verification process. The framework dictates that only authenticated and authorized users and devices can access applications and data. At the same time, it protects those applications and users from advanced threats on the Internet. Our approach is centered on dynamically controlling access to individual applications behind the network firewall and proactively protecting users from malware using the Intelligent Edge Platform. Our key Enterprise Security Solutions include:

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

Web and Mobile Performance Solutions

The ultimate goal of our Web and Mobile Performance Solutions is to enable dynamic websites and applications to have instant response times, no matter where the user is, what device or browser they are using, or how they are connected to the Internet. This is accomplished through a variety of advanced technologies embedded in our platform, which can be thought of as a virtual, streamlined Internet built on top of the native Internet. Key offerings include:

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

•mPulse – mPulse is a real user monitoring offering that provides real-time website performance data to help customers improve their digital experiences. Using advanced algorithms and data visualization tools, mPulse generates insights that enable enterprises to identify and address performance issues based on their impact on customer engagement, conversions, revenue and other key business metrics.

Media Delivery Solutions

In recent years, online and mobile gaming, as well as streaming of movies, television and live events, have come to represent a significant percentage of traffic on the Internet. An increasing number of large media companies have introduced over-the-top (often referred to as OTT) video offerings that have increased the amount of video available online. Providing solutions to optimize delivery of media content is an important part of our current and future strategy. Our Media Delivery Solutions are designed to enable enterprises to execute their digital media distribution strategies, not only by providing solutions to address their volume and global reach requirements but also by improving the end-user experience, boosting reliability and reducing the cost of Internet-related infrastructure. Our offerings include:

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

•Media Analytics – We offer a comprehensive suite of analytics tools to monitor online video viewing, while measuring audience engagement, and quality of service performance. These solutions are designed to provide actionable and relevant metrics to help businesses understand their entire media workflow from the initial introduction of media into the workstream through arrival at the device.

•NetStorage – NetStorage is a globally-distributed cloud storage solution for our customers' content that offers automatic geographically-dispersed replication that is architected for resiliency, high availability and real time performance optimization.

Carrier Solutions

With the growth in consumer adoption of IP-delivered television and online/mobile gaming, carriers around the world have experienced significant traffic increases, resulting in congestion across networks from aggregation to backbone to interconnection. Compounding this challenge, security and personalized services are now critical for carriers to protect and grow their revenue and subscriber bases. To address these needs, our carrier offerings are designed to help customers operate a cost-efficient network that capitalizes on traffic growth and new subscriber services by reducing the complexity of building a content delivery network, or CDN, and interconnecting access providers. Our carrier offerings include:

•Security and Personalization Services (SPS) – We offer an array of SPS solutions. Our SPS Secure Business offering is designed to enable carriers to sell to their small- and medium-sized business customers easy-to-deploy cyberthreat protection to prevent ransomware, phishing, botnets and zero-day malware attacks. The SPS Secure Consumer product is a cybersecurity solution designed to protect a carrier’s consumer subscribers and IoT devices from phishing, viruses, ransomware and malware. The solution includes parental controls that allow subscribers to tailor Internet access for each family member from a simple web page. Our SPS Reach offering is designed to empower service providers to create in-browser messages that can reach 85% of target audiences within the first 24 hours. Multimedia messages – including surveys, videos and web pages – are delivered to subscribers’ smartphones, tablets and desktop computers.

•DNS Infrastructure – We offer intelligent recursive DNS platforms built for effective management of DNS traffic in licensed, managed and cloud-based solutions. To improve subscriber experience, our DNS Infrastructure solutions manage subscriber preferences and enable security and personalization services that are designed for carriers.

•Aura Managed CDN – Aura Managed CDN is a scalable, turnkey CDN solution designed to provide carriers with CDN capabilities through an infrastructure that is maintained by Akamai. With it, an operator can leverage the same CDN techniques used by Akamai, but on servers that are dedicated to the carrier's services. Operators can deliver multi-screen video services and large objects, plus offer commercial CDN services, relying on Akamai CDN experts and technology for content provisioning, delivery and reporting.

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

With the increasing focus on security threats, we also offer specialized managed security services to help our customers implement and maintain Akamai cloud security solutions. These services include 24/7 traffic monitoring, configuration assistance, technical security reviews, threat advisories and emergency support for security events.

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

The Akamai Intelligent Edge Platform leverages more than 250,000 servers deployed in nearly 1,500 networks ranging from large, backbone network providers to medium and small Internet service providers, or ISPs, to cable modem and satellite providers to universities and other networks. By deploying servers within a wide variety of networks across more than 130 countries, we are better able to manage and control routing and delivery quality to geographically diverse users. We also have thousands of peering relationships that provide us with direct paths to end-user networks, which reduce data loss, while also potentially giving us more options for delivery at reduced cost.

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

Customers

As of December 31, 2019, our customers included many of the world's leading corporations, including Adobe, Airbnb, Alibaba, Autodesk, Capital Group, Carnival Corporation, The Coca-Cola Company, Concur, Crate & Barrel, eBay, Electronic Arts, Epic Games, FedEx, Fidelity Investments, General Electric, Honda, IKEA, Japan Airlines, JetBlue, Lufthansa, Maersk Transportation & Logistics, Marriott, NBCUniversal, Panasonic, Panera Bread, PayPal, Philips, Qualcomm, Rabobank, Riot Games, Sony Interactive Entertainment, Spotify, Telefonica, Toshiba, Turner Broadcasting, Ubisoft, Viacom and The Washington Post. We also actively sell to government agencies. As of December 31, 2019, our public-sector customers included the Federal Aviation Administration, the U.S. Census Bureau, the U.S. Department of Defense, the U.S. Department of Labor, the U.S. Department of State and the U.S. Department of the Treasury.

No customer accounted for 10% or more of total revenue for any of the years ended December 31, 2019, 2018 and 2017. Less than 10% of our total revenue in each of the years ended December 31, 2019, 2018 and 2017 was derived from contracts or subcontracts terminable at the election of the federal government, and we do not expect such contracts to account for more than 10% of our total revenue in 2020.

Sales, Services and Marketing

We market and sell our solutions globally through our direct sales and services organization and through many channel partners including AT&T, Deutsche Telecom, IBM, Microsoft, Orange Business Services and Telefonica Group. In addition to entering into agreements with resellers, we have several other types of sales and marketing focused alliances with entities such as system integrators, application service providers, referral partners and sales agents. By aligning with these partners, we believe we are better able to market our solutions and encourage increased adoption of our technology throughout the industry.

Our sales, services and marketing professionals are based in locations across the Americas, Europe, the Middle East and Asia and focus on direct and channel sales, sales operations, professional services, account management and technical consulting. As of December 31, 2019, we had 3,639 employees in these roles.

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
•price.

We compete with companies offering products and services that address Internet performance problems, including companies that provide Internet content delivery and hosting services, security solutions, technologies used by carriers to improve the efficiency of their systems, streaming content delivery services and equipment-based solutions for Internet performance problems, such as load balancers and server switches. Other companies offer online distribution of digital media assets through advertising-based billing or revenue-sharing models that may represent an alternative method for charging for the delivery of content and applications over the Internet. In addition, existing and potential customers may decide to purchase or develop their own hardware, software or other technology solutions rather than rely on a third-party provider like us. Our security solutions compete with those offered by both hardware and software providers, many of which are more established security vendors than we are.

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

Proprietary Rights and Licensing

Our success and ability to compete are dependent on developing and maintaining the proprietary aspects of our technology and operating without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. As of December 31, 2019, we owned, or had exclusive rights to, more than 416 U.S. patents covering our technology as well as patents issued by other countries. Our U.S.-issued patents have terms extendable to various dates between 2020 and 2039. We do not believe that the expiration of any particular patent in the near future would be materially detrimental to our business. In October 1998, we entered into a license agreement with the Massachusetts Institute of Technology, or MIT, under which we were granted a royalty-free, worldwide exclusive right to use and sublicense the intellectual property rights of MIT under various patent applications and copyrights relating to Internet content delivery technology. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

Employees

As of December 31, 2019, we had 7,724 full-time and part-time employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical, managerial and other personnel for whom competition is intense. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good, and we have been acknowledged in respected publications as an excellent place to work.

Additional Information

Akamai was incorporated in Delaware in 1998, and we have our corporate headquarters at 145 Broadway, Cambridge, Massachusetts. Our Internet website address is www.akamai.com. We make available, free of charge, on or through our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto that we have filed or furnished with the Securities and Exchange Commission, or the Commission, as soon as reasonably practicable after we electronically file them with the Commission. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this annual report on Form 10-K.

Item 1A. Risk Factors

The following are important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this annual report on Form 10-K or presented elsewhere by management from time to time.

We may face slowing revenue growth which could negatively impact our profitability and stock price.

The revenue growth rate we have enjoyed in recent years may not continue in future periods and could decline. Our revenue depends on continued growth in demand for our solutions and our ability to maintain the prices we charge for them. Our traditional offerings, particularly our Media and Web Performance solutions, are subject to increasing pricing pressure in certain verticals and geographies due to competition and business conditions affecting many of our customers. This has increased the difficulty of accelerating revenue growth. Our ability to increase our revenue depends on many other factors including how well we can:

•	retain existing customers and sell new and additional products to them;

•	attract new customers;

•	develop and sell new solutions that are attractive to our current and potential customers and not easily replicable by competitors;

•	address potential commoditization of our delivery-based solutions, which can lead to lower prices and loss of customers to competitors;

•	counteract multi-vendor policies designed to reduce reliance on any particular provider, such as us;

•	adapt to changes in our customer contracting models from a committed revenue structure to a "pay-as-you-go" approach, which would make it easier for customers to stop doing business with us;

•	anticipate and react to changes in usage or adoption rates of the Internet, e-commerce and electronic devices;

•	handle the impact of competition across our business;

•	cope with any inability of our customers, particularly commerce, travel and media companies, to continue their operations and spending levels; and

•	manage the impact of changes in general economic conditions, public health issues (for example, an outbreak of a contagious disease such as the novel coronavirus), natural disasters and public unrest.

A slowing revenue growth rate could negatively impact our profitability and stock price.

If we are unable to continue to increase the amount of traffic we deliver over our network, it will be difficult to maintain or improve our current level of profitability without impacting our operations.

Maintaining or improving our profitability depends both on our ability to increase our revenue, even with potential challenges discussed above, and limit our expenses. We base our decisions about expense levels and investments on estimates of our future revenue and future anticipated rate of growth; however, many of our expenses are fixed cost in nature for some minimum amount of time so it may not be possible to reduce costs in a timely manner or without incurring fees to exit certain obligations early. In anticipation of higher traffic on our network, we have increased capital expenditures recently and expect to continue doing so in the near term future. As a result, increasing the amount of traffic we deliver is key to profitable revenue growth. Numerous factors can impact traffic growth including:

•	the pace of introduction of OTT video delivery initiatives by our customers;

•	the popularity of our customers' streaming offerings as compared to those offered by companies that do not use our solutions;

•	the pace at which our customers' enterprise applications move from behind the firewall to the cloud;

•	media and other customers utilizing their own data centers and implementing delivery approaches that limit or eliminate reliance on third party providers like us; and

•	general economic conditions and industry pressures.

If we are unable to increase revenue and limit expenses, our results of operations would suffer. If we are required to significantly reduce expenses to maintain or improve profitability, such actions may negatively affect our ability to invest in our business for innovation, systems improvement and other initiatives.

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
Many of our current and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, broader product portfolios, longer operating histories, greater brand recognition and more established relationships in the industry than we do. As a result, some of these competitors may be able to:

•	develop superior products or services;

•	enter new markets more easily;

•	gain greater market acceptance for their products and services;

•	expand their offerings more efficiently and more rapidly;

•	bundle their products that are competitive with ours with other solutions they offer in a way that makes our offerings less appealing to current and potential customers;

•	more quickly adapt to new or emerging technologies and changes in customer requirements;

•	take advantage of acquisition, investment and other opportunities more readily;

•	offer lower prices than ours;

•	spend more money on the promotion, marketing, and sales of their products and services; and

•	spend more money on research and development, including offering higher salaries to talented professionals which may impact our ability to hire or retain engineering and other personnel.

Smaller and more nimble competitors may be able to:

•	attract customers by offering less sophisticated versions of products and services than we provide at lower prices than those we charge;

•	develop new business models that are disruptive to us;

•	in some cases, use funds from recent initial public offerings or private financings to strengthen their business to enable them to better compete with us; and

•	respond more quickly than we can to new or emerging technologies, changes in customer requirements, and market and industry developments, resulting in superior offerings.

Ultimately, any type of increased competition could result in price and revenue reductions, loss of customers and loss of market share, each of which could materially impact our business, profitability, financial condition, results of operations and cash flows.

If current and potential large customers shift to hardware-based or other DIY internal solutions, our business will be negatively impacted.

We are reliant on large media and other customers to direct significant amounts of traffic to our network for a significant part of our revenues. In the past, some of those customers have determined that it is better for them to employ a “do-it-yourself” or “DIY” strategy by putting in place equipment, software, and other technology solutions for content and application delivery and security protection within their internal systems instead of using Akamai solutions for some or all of their needs. Essentially, this is another form of competition for us. As the amount of money a customer spends with us increases, the risk that they will seek alternative solutions such as DIY or a multi-vendor policy likewise increases. If additional large customers shift to this model, traffic on our network and our contracted revenue commitments would decrease, which would negatively impact our business, profitability, financial condition, results of operations and cash flows.

If we do not continue to develop new solutions that are attractive to enterprises, our revenues and operating results could be adversely affected.

Innovation is important to our revenue growth and profitability. We must develop new solutions that customers want to purchase in a rapidly-changing technology environment where it can be difficult to anticipate the needs of potential customers and competitors are also developing new solutions. The process of developing new solutions is complex, lengthy, and uncertain; we must commit significant resources to developing new services or features without knowing whether our investments will result in solutions the market will accept, and we may choose to invest in business areas for which a viable market for our products does not ultimately develop. This could cause our expenses to grow more rapidly than our revenue. Similarly, trying to innovate through acquisition can be costly and with uncertain prospects for success. If we choose to cut research and development expenses to increase our profitability, investment in innovation could suffer and limit our development of new products. Failure to develop, on a cost-effective basis, innovative new or enhanced solutions that are attractive to customers and profitable to us could have a material detrimental effect on our business, results of operations, financial condition and cash flows.

We and the other companies that compete in this industry and these markets experience continually shifting business relationships, commercial focuses and business priorities, all of which occur in reaction to industry and market forces and the emergence of new opportunities. These shifts have led or could lead to our customers or partners becoming our competitors; network suppliers no longer seeking to work with us; and large technology companies that previously did not appear to show interest in the markets we seek to address entering into those markets as our competitors. With this constantly changing environment, we may face operational difficulties in adjusting to the changes or our core strategies could become obsolete. Any of these developments could harm our business.

Cybersecurity breaches and attacks on us, as well as steps we need to take to prevent them, could lead to significant costs and disruptions that harm our business, financial results and reputation.

The Akamai Intelligent Edge network transmits and stores both our and our customers' information, data, and encryption keys; customer information and data may, in turn, include individual data of and about their individual end-users. Maintaining the security of the information we hold and of our solutions, network and internal IT systems, which include hundreds of thousands of servers, is a critical issue for us and our customers. Internet-based attacks on our customers and our own network are frequent, rapidly evolving and take a variety of forms, including DDoS attacks, infrastructure attacks, botnets, malicious file uploads, cross-site scripting, credential abuse, ransomware, bugs, viruses, worms and malicious software programs. Malicious actors also attempt to fraudulently induce employees or suppliers to disclose sensitive information through illegal electronic spamming, phishing or other tactics. In addition, unauthorized parties may attempt to gain physical access to our facilities in order to infiltrate our internal-use information systems. Cyberthreats are constantly evolving, increasing the difficulty of detecting and successfully defending against them.

Moreover, the complexities in managing the security profile of a distributed network with vast scale and geographic reach that evolves to incorporate new capabilities expose us to both known and unknown vulnerabilities. These vulnerabilities, resident in either software or configurations, may persist for extended periods of time. Similar security risks exist with respect to acquired companies, our business partners and the third-party vendors that we rely on for aspects of our information technology support services and administrative functions. As a result, we are subject to risks that the activities of our business partners and third-party vendors may adversely affect our business even if an attack or breach does not directly target our systems.

To defend against security threats to our internal IT systems and cloud-based services, we must continuously engineer more secure solutions, enhance security and reliability features, improve the deployment of software updates to address security vulnerabilities, develop mitigation technologies that help to secure customers from attacks, and maintain the digital security infrastructure that protects the integrity of our network, products, and services. This is frequently costly, with a negative impact on near-term profitability. We may need to increase our spending in the future; these costs could reduce our operating margin.

Breaches of our facilities, network, or data security could disrupt the security of our systems and business applications, impair our ability to provide solutions to our customers and protect their data, result in product development delays, compromise confidential or technical business information, thereby harming our reputation or competitive position, result in theft or misuse of our intellectual property or other assets, expose us to lawsuits, fines or other penalties under privacy laws and other regulations, require us to allocate more resources to improved technologies, or otherwise adversely affect our business. Any of these occurrences could have a material detrimental effect on our business, results of operations, financial condition and cash flows.

Evolving privacy, content and other regulations could negatively impact our profitability and business operations.

Laws and regulations that apply to the Internet related to privacy, security requirements, data localization, and restrictions on social media or other content could pose risks to our revenues, intellectual property, and customer relationships as well as increase expenses or create other disadvantages to our business. Interpretations of laws or regulations that would subject us to regulatory supervision or, in the alternative, require us to exit a line of business or a country, could lead to loss of significant revenues and have a negative impact on the quality of our solutions.

Privacy laws are rapidly proliferating, changing and evolving globally. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. New laws, such as the European Union General Data Protection Regulation, or GDPR, and the California Consumer Privacy Act of 2018, or CCPA, and industry self-regulatory codes have been enacted and more laws are being considered that may affect how we use data generated from our network as well as our ability to reach current and prospective customers, understand how our solutions are being used and respond to customer requests allowed under the laws. Any perception that our business practices, our data collection activities or how our solutions operate represent an invasion of privacy, whether or not consistent with current regulations and industry practices, may subject us to public criticism (or boycotts), class action lawsuits, reputational harm, or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to liability. Compliance with GDPR and other laws may be administratively difficult and expensive.

Engineering efforts to build new capabilities to facilitate compliance with data localization, privacy, law enforcement access requirements, or other regulations could require us to take on substantial expense and the divert engineering resources from other projects. We might experience reduced demand for our offerings if we are unable to engineer products that meet our legal duties or help our customers meet their obligations under the GDPR, the CCPA, or other data regulations, or if the changes we implement to comply with such laws and regulations make our offerings less attractive.

Our ability to leverage the data generated by our global network of servers is important to the value of many of the solutions we offer, our operational efficiency and future product development opportunities. Our ability to use data in this way may be constrained by regulatory developments. Compliance with applicable laws and regulations regarding personal data may require changes in services, business practices, or internal systems that result in increased costs, lower revenue, reduced efficiency, or greater difficulty in competing with foreign-based firms. Compliance with data regulations might limit our ability to innovate or offer certain features and functionality in some jurisdictions where we operate. Failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged noncompliant activity, as well as negative publicity and diversion of management time and effort.

Although we take steps intended to improve the security controls across our business groups and geographies, our security controls over personal data, our training of employees and third parties on data security, and other practices we follow may not prevent the improper disclosure or misuse of customer or end user data we store and manage. Improper disclosure or misuse of personal data could harm our reputation, lead to legal exposure to end customers or end users, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue.

We face risks associated with global operations that could harm our business.

A significant portion of our revenue growth in recent quarters has been attributable to revenue gains outside the United States. Our operations in foreign countries subject us to risks (in addition to the regulatory risks discussed above) that may increase our costs, make our operations less efficient and require significant management attention. These risks include:

•	uncertainty regarding liability for content or services;

•	loss of revenues if the U.S. or foreign governments impose limitations on doing business with significant current or potential customers;

•	adjusting to different employee/employer relationships and different regulations governing such relationships;

•	corporate and personal liability for alleged or actual violations of laws and regulations;

•	difficulty in staffing, developing and managing foreign operations as a result of distance, language and cultural differences;

•	theft of intellectual property in high-risk countries where we operate;

•	difficulties in transferring funds from, or converting currencies in, certain countries;

•	managing the costs and processes necessary to comply with export control, sanctions, anti-corruption, data protection and competition laws and regulations;

•	reliance on channel partners over which we have limited control or influence on a day-to-day basis; and

•	potentially adverse tax consequences.

To continue to grow our revenues generated outside the United States, we will likely need to increase our reliance on resellers, systems integrators, and other strategic partners and to leverage those relationships to expand our distribution channels. We have not always been successful at developing these relationships due to the complexity of our solutions, our historical reliance on an internal sales force, and other factors. Our failure to maintain and increase the number and quality of relationships with channel partners, and any inability to successfully execute on the partnerships we initiate, could significantly impede our revenue growth prospects in the short and long term.

Geo-political events such as the United Kingdom's withdrawal from the European Union, commonly referred to as Brexit, may increase the likelihood of certain of these risks materializing or heighten their impact on us in affected regions. In particular, it is possible that the level of economic activity in the United Kingdom and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities, including those related to tax, trade, security and employee relations as a result of Brexit. Such changes could be costly and potentially disruptive to our operations and business relationships in affected regions. Trade disputes, unrest and other political activity, as well as public health issues (for example, an outbreak of a contagious disease such as the novel coronavirus), safety issues, natural disasters or general economic or political factors that disrupt our customers' businesses or our own operations could negatively impact our revenue and ability to offer services in impacted countries.

We entered into a Non-Prosecution Agreement with the U.S. Securities and Exchange Commission, or the Commission, in June 2016 in connection with resolution of an investigation relating to sales practices in a country outside the U.S. In the event we violate the terms of this Non-Prosecution Agreement, we could be subject to additional investigation or enforcement by the Commission or the Department of Justice. Although we have implemented policies and procedures designed to ensure compliance with the Non-Prosecution Agreement and relevant laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies or applicable laws. Any such violations could result in fines and penalties, criminal sanctions against us or our employees and prohibitions on the conduct of our business and on our ability to offer our solutions in one or more countries. They could also materially affect our brand or reputation, our global operations, any international expansion efforts, our ability to attract and retain employees, our business overall, and our financial results.

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

Defects or disruptions in our products and IT systems could require us to increase spending on upgrading systems, diminish demand for our solutions or subject us to substantial liability.

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

Our business relies on our data systems, traffic measurement systems, billing systems, ordering processes and other operational and financial reporting and control systems. All of these systems have become increasingly complex due to the diversification and complexity of our business, acquisitions of new businesses with different systems, and increased regulation over controls and procedures. As a result, these systems could generate errors that impact traffic measurement or invoicing, revenue recognition and financial forecasting. We will need to continue to upgrade and improve our data systems, traffic measurement systems, billing systems, ordering processes and other operational and financial systems, procedures and controls. These upgrades and improvements may be difficult and costly. If we are unable to adapt our systems and organization in a timely, efficient and cost-effective manner to accommodate changing circumstances, our business may be adversely affected.

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

We expect to continue to pursue acquisitions and other types of strategic relationships that involve technology sharing or close cooperation with other companies. Acquisitions and other complex transactions are accompanied by a number of risks, including the following:

•	difficulty integrating the technologies, operations and personnel of acquired businesses;

•	potential disruption of our ongoing business;

•	potential distraction of management;

•	diversion of business resources from core operations;

•	financial consequences including an increase in operating expenses and other dilutive effects on our earnings;

•	assumption of legal risks related to compliance with laws, including privacy and anti-corruption regulations;

•	failure to realize synergies or other expected benefits;

•	acquisition of IT systems that expose us to cybersecurity risks;

•	increased accounting charges such as impairment of goodwill or intangible assets, amortization of intangible assets acquired and a reduction in the useful lives of intangible assets acquired; and

•	potential unknown liabilities associated with acquired businesses.

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

Our future success depends upon the services of our executive officers and other key technology, sales, marketing and support personnel who have critical industry experience and relationships. There is significant competition for talented individuals in the regions in which our primary offices are located, which affects both our ability to retain key employees and hire new ones. None of our officers or key employees is bound by an employment agreement for any specific term, and members of our senior management have left Akamai over the years for a variety of reasons. The loss of the services of any of our key employees or our inability to attract and retain new talent may be disruptive to our operations and overall business.

We may need to defend against patent or copyright infringement claims, which would cause us to incur substantial costs or limit our ability to use certain technologies in the future.

As we expand our business and develop new technologies, products and services, we have become increasingly subject to intellectual property infringement and other claims and related litigation. We have also agreed to indemnify our customers and channel and strategic partners if our solutions infringe or misappropriate specified intellectual property rights; as a result, we have been and could again become involved in litigation or claims brought against customers or channel or strategic partners if our solutions or technology are the subject of such allegations. Any litigation or claims, whether or not valid, brought against us or pursuant to which we indemnify our customers or partners could result in substantial costs and diversion of resources and require us to do one or more of the following:

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

Our business strategy depends on the ability to source adequate transmission capacity and the servers we need to operate our network; failure to have access to those resources could lead to loss of revenue and service disruptions.

Our operations are dependent in part upon transmission capacity provided by third party telecommunications network providers and access to co-location facilities to house our servers. There can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers, particularly those under cyber-attack. Failure to put in place the capacity we require to operate our business effectively could result in a reduction in, or disruption of, service to our customers and ultimately a loss of those customers. The Akamai Intelligent Edge Platform relies on hundreds of thousands of servers deployed around the world. Disruptions in our supply chain could prevent us from purchasing servers at attractive prices or at all. For example, it may be difficult to purchase servers and other equipment that are manufactured in areas that face disruptions to operations due to unrest or other political activity, public health issues (for example, an outbreak of a contagious disease such as the novel coronavirus), safety issues, natural disasters or general economic conditions. Failure to have adequate server deployment could harm the quality of our services, which could lead to the loss of customers and revenue.

Our stock price has been, and may continue to be, volatile, and your investment could lose value.

The market price of our common stock has historically been volatile. Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

•	quarterly variations in operating results;

•	announcements by our customers related to their businesses that could be viewed as impacting their usage of our solutions;

•	market speculation about whether we are a takeover target or considering a strategic transaction;

•	activism by any single large stockholder or combination of stockholders;

•	changes in financial estimates and recommendations by securities analysts;

•	failure to meet the expectations of securities analysts;

•	purchases or sales of our stock by our officers and directors;

•	general economic conditions and other macro-economic factors;

•	repurchases of shares of our common stock;

•	successful cyber-attacks affecting our network or systems;

•	performance by other companies in our industry; and

•	geopolitical conditions such as acts of terrorism or military conflicts.

Furthermore, our revenue, particularly that portion attributable to usage of our solutions beyond customer commitments, can be difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. This concern is particularly acute with respect to our media and commerce customers. We have introduced new billing models over the years, including recently offering a zero overage plan that eliminates surcharges for certain traffic. In the future, our customer contracting models may change to move away from a committed revenue structure to a "pay-as-you-go" approach, which could make it easier for customers to reduce the amount of business they do with us or leave altogether. Changes in billing models and committed revenue requirements could, therefore, create challenges with our forecasting processes. Because a significant portion of our cost structure is largely fixed in the short-term, revenue shortfalls tend to have a disproportionately negative impact on our profitability. If we announce revenue or profitability results that do not meet or exceed our guidance or make changes in our guidance with respect to future operating results, our stock price may decrease significantly as a result.

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

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items such as equity-related compensation. We have recorded certain tax reserves to address potential exposures involving our income tax and sales and use tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. We are currently subject to tax audits in various jurisdictions including the Commonwealth of Massachusetts. In the second quarter of 2018, we filed an appeal with the Massachusetts Appellate Tax Board contesting adverse audit findings relating to our eligibility to claim certain tax benefits and exemptions. The appeal hearing was held in late 2019. If the outcome of this appeal and other audits are adverse to us, our reserves may not be adequate to cover our total actual liability, and we would need to take a financial charge. Although we believe our estimates, our reserves and the positions we have taken in all jurisdictions are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

Global climate change and related natural resource conservation regulations could adversely impact our business.

The long-term effects of climate change on the global economy and our industry in particular remain unknown. Changes in weather where we operate may increase the costs of powering and cooling computer hardware we use to develop software and provide cloud-based services. Catastrophic natural disasters could negatively impact our office locations. In response to concerns about global climate change, governments may adopt new regulations affecting the use of fossil fuels or requiring the use of alternative fuel sources. Our deployed network of servers consumes significant energy resources, including those generated by the burning of fossil fuels. While we have invested in projects to support renewable energy development, our customers, investors and other stakeholders may require us to take more steps to demonstrate that we are taking ecologically responsible measures in operating our business. The costs and any expenses we may incur to make our network more energy-efficient and comply with any new regulations could make us less profitable in future periods. Failure to comply with applicable laws and regulations or other requirements imposed on us could lead to fines, lost revenue and damage to our reputation.

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

Provisions of our charter, by-laws and Delaware law could make it more difficult for a third party to control or acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•	a classified board structure that is being phased out over time, with approximately two-thirds of our Board of Directors up for re-election this year;

•	our Board of Directors has the right to elect directors to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director;

•	stockholders must provide advance notice to nominate individuals for election to the Board of Directors or to propose matters that can be acted upon at a stockholders' meeting; and

•	our Board of Directors may issue, without stockholder approval, shares of undesignated preferred stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters is located in Cambridge, Massachusetts where we lease approximately 653,000 square feet. We also have offices in other locations in the United States and other countries, the largest of which are in Santa Clara, California; Bangalore, India; and Krakow, Poland. All of our facilities are leased. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available at a reasonable cost.

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

As of February 25, 2020, there were 218 holders of record of our common stock.

We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying or declaring any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the fourth quarter of 2019 (in thousands, except share and per share data):

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
October 1, 2019 – October 31, 2019	227,274	$90.24	227,274	$787,703
November 1, 2019 – November 30, 2019	232,835	86.88	232,835	767,475
December 1, 2019 – December 31, 2019	22,818	87.39	22,818	765,481
Total	482,927	$88.48	482,927	$765,481

(1)	Information is based on settlement dates of repurchase transactions.

(2)	Consists of shares of our common stock, par value $0.01 per share.

(3)	Includes commissions paid.

(4)	Effective November 2018, the Board authorized a $1.1 billion repurchase program through December 2021.

During the year ended December 31, 2019, we repurchased 4.0 million shares of our common stock for an aggregate of $334.5 million.

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

The following table sets forth selected financial data for the last five fiscal years (in thousands, except per share data):

Year ended December 31,	2019	2018	2017	2016	2015
Revenue	$2,893,617	$2,714,474	$2,489,035	$2,347,988	$2,197,448
Total costs and operating expenses	2,344,699	2,351,975	2,174,746	1,881,478	1,731,298
Income from operations	548,918	362,499	314,289	466,510	466,150
Net income	478,035	298,373	222,766	320,727	321,406
Basic net income per share	2.94	1.78	1.30	1.83	1.80
Diluted net income per share	2.90	1.76	1.29	1.82	1.78
Cash, cash equivalents and marketable securities	2,372,378	2,101,171	1,279,528	1,616,329	1,524,235
Total assets	7,006,886	5,461,770	4,648,916	4,432,190	4,181,684
Convertible senior notes – Due 2019	—	686,552	662,913	640,087	624,288
Convertible senior notes – Due 2025	912,719	874,080	—	—	—
Convertible senior notes – Due 2027	927,072	—	—	—	—
Long-term operating lease liabilities	692,181	—	—	—	—
Other long-term liabilities	123,620	185,121	166,840	156,329	110,319
Total stockholders’ equity	3,657,958	3,191,860	3,362,469	3,270,218	3,120,848

During the year ended December 31, 2019, we adopted accounting guidance that requires companies to present assets and liabilities arising from leases on the consolidated balance sheet. The guidance was applied prospectively beginning January 1, 2019. Accordingly, assets arising from leases are presented above in Total assets in 2019 only. In addition, liabilities arising from leases are presented in Operating lease liabilities in 2019 only.

See Note 2 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for more details regarding new accounting pronouncements.

Prior period information as of and for the years ended December 31, 2017 and 2016 has been restated for the adoption of the new accounting standard for revenue recognition, which we adopted on January 1, 2018. Under this standard, the way revenue is recognized changed for some of our contracts with customers and primarily impacts the timing of recognizing revenue from a small number of licensed software customers. As a result of the new standard we also began capitalizing certain commission and incentive payments. The financial data as of and for the year ended December 31, 2015 has not been restated for the new accounting standard.

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

Overview

We provide solutions for securing, delivering and optimizing content and business applications over the Internet. The key factors that influence our financial success are our ability to build on recurring revenue commitments for our security and performance offerings, increase media traffic on our network, effectively managing the prices we charge for our solutions, develop new products and carefully manage our capital spending and other expenses.

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

•
We have experienced increases in the amount of traffic delivered for customers that use our solutions for video, gaming and software downloads, contributing to an increase in our revenue in 2019 as compared to 2018.

•
We have increased committed recurring revenue from our solutions by increasing sales of incremental solutions to our existing customers and adding new customers; however, we have also experienced slower revenue growth in recent quarters particularly in our web performance solutions. We expect the trend of slower revenue growth to continue in 2020 as our commerce customers continue to experience financial pressure and we face more contract renewals with large media and other customers in 2020 as compared to 2019.

•
The prices paid by some of our customers have declined, particularly in the context of contract renewals and large media consolidations, reflecting the impact of competition and volume discounts. Our revenue would have been higher absent these price declines.

•
In recent years, revenue from our international operations has been growing at a faster pace than from our U.S. operations, particularly in terms of new customer acquisition and cross-selling of incremental solutions. Because we publicly report in U.S. dollars, if the dollar continues to strengthen, our reported revenue results will be negatively impacted.

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

Expenses

Our level of profitability is also impacted by our expenses, including direct costs to support our revenue such as bandwidth and co-location costs. We have observed the following trends related to our profitability in recent years:

•
Our profitability improved in 2019 as compared to 2018 due to higher revenue as well as the effects of cost savings and efficiency initiatives we have undertaken. We expect to continue to undertake efforts intended to improve the efficiency of operations. If we are able to continue our efficiency efforts such that our rate of revenue growth exceeds our expense growth rate, we anticipate overall profitability improvement in 2020 as compared to 2019.

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

•
Payroll and related costs stabilized in 2019 as compared to prior years. We expect to continue to manage our headcount and payroll costs in the future to focus investments on certain areas of the business while maintaining efficient operations in others. We expect to continue to hire employees in support of our strategic initiatives, but do not expect overall headcount to increase significantly in 2020.

•
Depreciation and amortization expense related to our network equipment decreased during 2019 as compared to 2018. We implemented software and hardware initiatives to manage our global network more efficiently; as a result, the expected average useful life of our network assets, primarily servers, increased from four years to five years, effective January 1, 2019. We expect to continue to invest in our network in 2020, which will increase our capital expenditures and resulting depreciation expense.

We report our revenue in two divisions: the Web Division and the Media and Carrier Division. Revenue by division is a customer-focused reporting view that reflects revenue from customers that are managed by the division. As the purchasing patterns and required account expertise of customers change over time, we may reassign a customer from one division to another. In 2019, we reassigned some of our customers from the Media and Carrier Division to the Web Division and revised historical results in order to reflect the most recent categorization and to provide a comparable view for all periods presented.

Results of Operations

The following sets forth, as a percentage of revenue, consolidated statements of income data for the years indicated:

	2019	2018	2017
Revenue	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	34.1	35.1	35.2
Research and development	9.0	9.1	8.9
Sales and marketing	18.1	19.1	19.3
General and administrative	17.8	21.1	20.5
Amortization of acquired intangible assets	1.3	1.2	1.2
Restructuring charge	0.6	1.0	2.2
Total costs and operating expenses	80.9	86.6	87.3
Income from operations	19.1	13.4	12.7
Interest income	1.2	1.0	0.7
Interest expense	(1.7)	(1.6)	(0.8)
Other (expense) income, net	—	(0.1)	—
Income before provision for income taxes	18.6	12.7	12.6
Provision for income taxes	(1.8)	(1.6)	(3.7)
Loss from equity method investment	—	—	—
Net income	16.8%	11.1%	8.9%

Revenue

Revenue during the periods presented is as follows (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2019	2018	% Change	% Change at Constant Currency	2018	2017	% Change	% Change at Constant Currency
Web Division	$1,566,401	$1,448,644	8.1%	9.4%	$1,448,644	$1,307,641	10.8%	10.3%
Media and Carrier Division	1,327,216	1,265,830	4.8	6.1	1,265,830	1,181,394	7.2	6.7
Total revenue	$2,893,617	$2,714,474	6.6%	7.8%	$2,714,474	$2,489,035	9.1%	8.6%

The increase in our revenue in 2019 as compared to 2018 was primarily the result of higher media traffic volumes, including from our large Internet platform customers, and continued strong growth in sales of our Cloud Security Solutions. Cloud Security Solutions revenue for the year ended December 31, 2019 was $848.7 million, compared to $658.7 million for the year ended December 31, 2018, which represents a 28.8% increase. The increase in our revenue in 2018 as compared to 2017 was primarily the result of higher media traffic volumes, increased sales of our new product offerings and continued strong growth in our Cloud Security Solutions. Cloud Security Solutions revenue for the year ended December 31, 2018 was $658.7 million, compared to $487.6 million for the year ended December 31, 2017, which represents a 35.1% increase.

The increase in Web Division revenue for 2019 as compared to 2018 was primarily the result of increased sales of both new and existing Cloud Security Solutions to this customer base. The increase in Web Division revenue in 2018 as compared to 2017 was due to increased purchases of new solutions and upgrades to existing services by this customer base. Increased sales of our Cloud Security Solutions to Web Division customers, in particular our Kona Site Defender, Prolexic and managed security solutions, as well as our new Bot Manager offering were a principal contributor to our overall revenue growth in 2018.

The increase in Media and Carrier Division revenue for 2019 as compared to 2018, as well as 2018 as compared to 2017, was primarily the result of increased customer traffic volumes from video delivery and gaming customers and sales of Cloud Security Solutions to this customer base.

Revenue derived in the U.S. and internationally during the periods presented is as follows (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2019	2018	% Change	% Change at Constant Currency	2018	2017	% Change	% Change at Constant Currency
U.S.	$1,694,211	$1,683,272	0.6%	0.6%	$1,683,272	$1,637,198	2.8%	2.8%
International	1,199,406	1,031,202	16.3	19.6	1,031,202	851,837	21.1	19.7
Total revenue	$2,893,617	$2,714,474	6.6%	7.8%	$2,714,474	$2,489,035	9.1%	8.6%

The U.S. growth rate for 2019 was negatively impacted by a reduction in prices paid by some of our customers, partially offset by an increase in revenue from our large Internet platform customers, as these customers are based in the U.S. For the year ended December 31, 2019, approximately 41% of our revenue was derived from our operations located outside of the U.S., compared to 38% for the year ended December 31, 2018, and 34% for the year ended December 31, 2017. No single country outside of the U.S. accounted for 10% or more of revenue during any of these periods.

Internationally, during 2019 and 2018, we continued to see strong revenue growth from our operations in the Asia-Pacific region. Changes in foreign currency exchange rates negatively impacted our revenue by $33.9 million in 2019 as compared to 2018, and positively impacted our revenue by $11.2 million in 2018 as compared to 2017.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2019	2018	% Change	2018	2017	% Change
Bandwidth fees	$165,335	$154,853	6.8%	$154,853	$168,092	(7.9)%
Co-location fees	127,024	128,082	(0.8)	128,082	130,181	(1.6)
Network build-out and supporting services	101,135	88,543	14.2	88,543	75,209	17.7
Payroll and related costs	248,146	238,920	3.9	238,920	216,760	10.2
Stock-based compensation, including amortization of prior capitalized amounts	51,607	45,765	12.8	45,765	36,677	24.8
Depreciation of network equipment	125,589	150,458	(16.5)	150,458	143,825	4.6
Amortization of internal-use software	168,788	146,864	14.9	146,864	105,093	39.7
Total cost of revenue	$987,624	$953,485	3.6%	$953,485	$875,837	8.9%
As a percentage of revenue	34.1%	35.1%		35.1%	35.2%

The increase in total cost of revenue for 2019 as compared to 2018 was primarily due to increases in:

•	amortization of internal-use software as we continued to release internally-developed software onto our network related to new product launches and significant enhancements to our existing services;

•	network build-out and supporting service costs due to investments in network expansion;

•	bandwidth fees to support the increase in traffic served on our network; and

•	payroll and related costs due to increased hiring to support revenue growth.

These increases were partially offset by lower depreciation expense of network equipment of $31.5 million for the year ended December 31, 2019, due to software and hardware initiatives we implemented to manage our global network more efficiently, resulting in an increase in the expected average useful life of our network assets, primarily servers, from four to five years effective January 1, 2019.

The increase in total cost of revenue for 2018 as compared to 2017 was primarily due to increases in amortization of internal-use software as we continued to release internally-developed software onto our network related to new product launches and significant enhancements to our existing services throughout 2017 and 2018; payroll and related costs, as well as stock-based compensation, due to increased hiring in our services team in 2017 to support revenue growth; and amounts paid for network build-out and supporting services related to installation fees and investments in our network. These increases were partially offset by decreases in our bandwidth and co-location fees as we have been able to more effectively manage our network and reduce our costs.

During 2020, we plan to continue to focus our efforts on expanding our operating margins, including continuing to manage our bandwidth and co-location costs. We do anticipate amortization of internal-use software development costs to increase in 2020 as we plan to continue making investments in our network with the expectation that our customer base will continue to expand and that we will continue to deliver more traffic to existing customers.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2019	2018	% Change	2018	2017	% Change
Payroll and related costs	$382,084	$365,713	4.5%	$365,713	$322,604	13.4%
Stock-based compensation	49,685	44,034	12.8	44,034	38,863	13.3
Capitalized salaries and related costs	(183,282)	(174,373)	5.1	(174,373)	(148,998)	17.0
Other expenses	12,878	10,791	19.3	10,791	9,965	8.3
Total research and development	$261,365	$246,165	6.2%	$246,165	$222,434	10.7%
As a percentage of revenue	9.0%	9.1%		9.1%	8.9%

The increases in research and development expenses for 2019 as compared to 2018, as well as 2018 as compared to 2017, were due to increases in payroll and related costs, including stock-based compensation, as a result of headcount growth to support investments in new product development and network scaling, and as a result of employees joining us through acquisitions. These increases were partially offset by increases in capitalized salaries and related costs due to continued investment in internal-use software deployed on our network.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. For the years ended December 31, 2019, 2018 and 2017, we capitalized $33.7 million, $31.9 million and $26.8 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, which is generally two years, but can be up to seven years based on the software developed and its expected useful life.

We expect research and development costs to increase in 2020 as we maintain our focus on innovation; however, we do not expect these costs to increase as a percentage of revenue.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2019	2018	% Change	2018	2017	% Change
Payroll and related costs	$382,570	$388,320	(1.5)%	$388,320	$342,719	13.3%
Stock-based compensation	62,149	64,372	(3.5)	64,372	60,247	6.8
Marketing programs and related costs	52,787	41,796	26.3	41,796	48,551	(13.9)
Other expenses	26,377	22,865	15.4	22,865	30,005	(23.8)
Total sales and marketing	$523,883	$517,353	1.3%	$517,353	$481,522	7.4%
As a percentage of revenue	18.1%	19.1%		19.1%	19.3%

The increase in sales and marketing expenses for 2019 as compared to 2018 was primarily due to increased spending for marketing programs and other expenses primarily for a customer conference that took place during 2019 that did not take place in 2018, partially offset by a decrease in payroll and related costs and stock-based compensation due to reduced headcount in the marketing organization. The increase in sales and marketing expenses for 2018 as compared to 2017 was primarily due to growth in payroll and related costs from headcount increases in 2017 to support our divisions' go-to-market strategies in pursuit of growth opportunities.

During 2020 we do not expect significant increases in sales and marketing expenses as we plan to continue to carefully manage costs in an our efforts to refine and optimize our go-to-market efforts and improve operating margins.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2019	2018	% Change	2018	2017	% Change
Payroll and related costs	$194,232	$188,635	3.0%	$188,635	$194,199	(2.9)%
Stock-based compensation	52,826	53,514	(1.3)	53,514	44,884	19.2
Depreciation and amortization	78,587	80,014	(1.8)	80,014	76,128	5.1
Facilities-related costs	90,674	86,107	5.3	86,107	80,452	7.0
Provision for doubtful accounts	1,924	2,672	(28.0)	2,672	3,209	(16.7)
Acquisition-related costs	1,920	2,868	(33.1)	2,868	23,373	(87.7)
License of patent	(8,855)	(17,146)	(48.4)	(17,146)	(16,421)	4.4
Legal and stockholder matter costs	10,000	23,091	(56.7)	23,091	—	100.0
Endowment of Akamai Foundation	—	50,000	(100.0)	50,000	—	100.0
Professional fees and other expenses	94,785	104,312	(9.1)	104,312	103,341	0.9
Total general and administrative	$516,093	$574,067	(10.1)%	$574,067	$509,165	12.7%
As a percentage of revenue	17.8%	21.1%		21.1%	20.5%

The decrease in general and administrative expenses for 2019 as compared to 2018 was primarily due to:

•	a one-time endowment contribution to the Akamai Foundation in 2018;

•	a reduction in legal and stockholder matter costs related to matters in 2018 that did not recur in 2019; and

•	and a decrease in other expenses due to a decrease in non-income tax reserves.

These decreases were partially offset by cessation of payments to us under the terms of a litigation settlement agreement with Limelight Networks, Inc., or Limelight.

Our general and administrative expenses increased in 2018 as compared to 2017 primarily due to the one-time endowment contribution to the Akamai Foundation, legal and stockholder matter costs related to a settlement charge from our litigation with Limelight, amounts paid to professional service providers for advisory services provided in connection with a non-routine stockholder matter and higher stock-based compensation expense, primarily due to performance-based awards that experienced higher achievement in 2018 as compared to 2017.

General and administrative expenses for 2019 and 2018 are broken out by category as follows (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2019	2018	% Change	2018	2017	% Change
Global functions	$198,077	$197,377	0.4%	$197,377	$201,539	(2.1)%
As a percentage of revenue	6.8%	7.3%		7.3%	8.1%
Infrastructure	307,500	308,915	(0.5)	308,915	297,465	3.8
As a percentage of revenue	10.6%	11.4%		11.4%	12.0%
Other	10,516	67,775	(84.5)	67,775	10,161	567.0
Total general and administrative expenses	$516,093	$574,067	(10.1)%	$574,067	$509,165	12.7%
As a percentage of revenue	17.8%	21.1%		21.1%	20.5%

Global functions expense includes payroll, stock-based compensation and other employee-related costs for administrative functions, including finance, purchasing, order entry, human resources, legal, information technology and executive personnel, as well as third-party professional service fees. Infrastructure expense includes payroll, stock-based compensation and other employee-related costs for our network infrastructure functions, as well as facility rent expense, depreciation and amortization of facility and IT-related assets, software and software-related costs, business insurance and taxes. Our network infrastructure function is responsible for network planning, sourcing, architecture evaluation and platform security. Other expense includes acquisition-related costs, provision for doubtful accounts, legal settlements, non-routine stockholder matter costs, the endowment of the Akamai Foundation, transformation costs and the licensing of a patent.

During 2020, we plan to continue to focus our efforts on expanding our operating margins and, in particular, assessing opportunities to reduce third-party spending and increase automation of manual tasks.

Amortization of Acquired Intangible Assets

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2019	2018	% Change	2018	2017	% Change
Amortization of acquired intangible assets	$38,581	$33,311	15.8%	$33,311	$30,904	7.8%
As a percentage of revenue	1.3%	1.2%		1.2%	1.2%

The increase in amortization of acquired intangible assets in 2019 as compared to 2018, as well as 2018 as compared to 2017, was the result of amortization of assets related to our recent acquisitions.

Based on acquired intangible assets as of December 31, 2019, future amortization is expected to be approximately $41.0 million, $36.2 million, $31.0 million, $23.9 million and $16.6 million for the years ending December 31, 2020, 2021, 2022, 2023 and 2024, respectively.

Restructuring Charge

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2019	2018	% Change	2018	2017	% Change
Restructuring charge	$17,153	$27,594	(37.8)%	$27,594	$54,884	(49.7)%
As a percentage of revenue	0.6%	1.0%		1.0%	2.2%

The restructuring charge in 2019 was primarily the result of management actions to focus on investments with the potential to accelerate revenue growth. The restructuring charge relates to certain headcount reductions and software charges for software not yet placed into service that will not be implemented due to this action.

The restructuring charge in 2018 was primarily the result of management actions intended to re-balance investments to focus on long-term growth and scale. The restructuring charge relates to certain headcount reductions and software charges for software not yet placed into service that will not be implemented due to this action.

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

In addition to the actions described above, we have also recognized restructuring charges for redundant employees, facilities and contracts associated with completed acquisitions.

We expect to incur additional restructuring charges of $4.0 million to $7.0 million in 2020 as a result of the action committed to in the fourth quarter of 2019.

Non-Operating Income (Expense)

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2019	2018	% Change	2018	2017	% Change
Interest income	$34,355	$26,940	27.5%	$26,940	$17,855	50.9%
As a percentage of revenue	1.2%	1.0%		1.0%	0.7%
Interest expense	$(49,364)	$(43,202)	14.3%	$(43,202)	$(18,839)	129.3%
As a percentage of revenue	(1.7)%	(1.6)%		(1.6)%	(0.8)%
Other (expense) income, net	$(1,428)	$(3,148)	(54.6)%	$(3,148)	$887	(454.9)%
As a percentage of revenue	—%	(0.1)%		(0.1)%	—%

For the periods presented, interest income primarily consists of interest earned on invested cash balances and marketable securities. The increase to interest income in 2019 as compared to 2018 was primarily the result of increased cash, cash equivalents and marketable securities balances as a result of our August 2019 issuance of $1,150.0 million in par value of convertible senior notes due 2027. The increase to interest income in 2018 as compared to 2017 was primarily the result of increased cash, cash equivalents and marketable securities balances as a result of our May 2018 issuance of $1,150.0 million in par value of convertible senior notes due 2025.

Interest expense is related to our debt transactions, which are described in Note 11 to the consolidated financial statements included elsewhere in this annual report on Form 10-K. The increase to interest expense for 2019 as compared to 2018 was primarily due to the August 2019 issuance of $1,150.0 million in par value of convertible senior notes due 2027, which bear regular interest of 0.375%, but have an effective interest rate of 3.1% due to the conversion feature. The increase to interest expense for 2018 as compared to 2017 was primarily due to the May 2018 issuance of $1,150.0 million in par value of convertible senior notes due 2025, which bear regular interest of 0.125%, but have an effective interest rate of 4.26% due to the conversion feature.

Other (expense) income, net for the years ended December 31, 2019, 2018 and 2017 primarily represents net foreign exchange gains and losses mainly due to foreign currency exchange rate fluctuations on intercompany and other non-functional currency transactions. Other (expense) income, net may fluctuate in the future based on changes in foreign currency exchange rates or other events. Other (expense) income, net also includes gains and losses from certain equity investments.

Provision for Income Taxes

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2019	2018	% Change	2018	2017	% Change
Provision for income taxes	$53,350	$44,716	19.3%	$44,716	$91,426	(51.1)%
As a percentage of revenue	1.8%	1.6%		1.6%	3.7%
Effective income tax rate	10.0%	13.0%		13.0%	29.1%

The increase in the provision for income taxes for 2019 as compared to 2018 was mainly due to an increase in profit before taxes and an increase in the valuation allowance recorded against deferred tax assets related to state credits. These amounts were partially offset by the composition of income from foreign jurisdictions that is taxed at lower rates and the release of certain tax reserves related to the expiration of local statutes of limitations.

The decrease in the provision for income taxes for 2018 as compared to 2017 was mainly due to the reduction in the U.S. federal statutory tax rate from 35.0% to 21.0% as part of the U.S. Tax Cuts and Jobs Act, or TCJA, that was enacted in December 2017, an increase in the excess tax benefit related to stock-based compensation and the net impact of the TCJA recorded in 2017. These amounts were partially offset by an intercompany sale of intellectual property and an increase in non-deductible executive compensation.

For the year ended December 31, 2019, our effective income tax rate was lower than the federal statutory tax rate due to the release of certain tax reserves related to the expiration of local statutes of limitations, foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation and the benefit of the U.S. federal, state and foreign research and development credits. These amounts were partially offset by the valuation allowance recorded against deferred tax assets related to state tax credits, non-deductible executive compensation, an intercompany sale of intellectual property and state income taxes.

For the year ended December 31, 2018, our effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation, a decrease in the provisional amount of the one-time transition tax that was recorded in 2017, the release of certain tax reserves related to the expiration of local statutes of limitations and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by an intercompany sale of intellectual property and state income taxes.

For the year ended December 31, 2017, our effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the re-measurement of deferred taxes at lower tax rates expected to be in place upon realization due to the TCJA, which was enacted in December 2017, the impact of the release of the acquisition-related reserve due to the expiration of the local statute of limitations and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by a provisional charge for the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings taken as part of the TCJA, the effects of stock-based compensation in accordance with authoritative guidance for share-based payments and state income taxes.

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

Refer to Note 19 to the consolidated financial statements included elsewhere in this annual report on Form 10-K for additional information regarding unrecognized tax benefits that, if recognized, would impact the effective income tax rate in the next 12 months and the potential impact that current litigation related to an adverse audit finding could have on our results of operations.

Loss from Equity Method Investment

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2019	2018	% Change	2018	2017	% Change
Loss from equity method investment	$1,096	$—	100.0%	$—	$—	—%
As a percentage of revenue	—%	—%		—%	—%

During 2019, we started recognizing our share of earnings from our previously announced investment with Mitsubishi UFJ Financial Group, or MUFG. Our investment with MUFG established a joint venture, GO-NET, to offer a new blockchain-based online payment network. We recorded a loss of $1.1 million dollars which reflects our share of the losses incurred by GO-NET. We expect to record additional losses in 2020 and beyond as GO-NET continues executing on the early stages of its business plan.

Non-GAAP Financial Measures

In addition to providing financial measurements based on generally accepted accounting principles in the United States of America, or GAAP, we provide additional financial metrics that are not prepared in accordance with GAAP, or non-GAAP financial measures. Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes, to measure executive compensation and to evaluate our financial performance. These non-GAAP financial measures are non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income, non-GAAP net income per share, Adjusted EBITDA, Adjusted EBITDA margin, capital expenditures and impact of foreign currency exchange rates, as discussed below.

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

•
Endowment of Akamai Foundation – During the second quarter of 2018, we incurred a charge to endow the Akamai Foundation. We believe excluding this amount from non-GAAP financial measures is useful to investors as this one-time event is not representative of our core business operations.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Income from operations	$548,918	$362,499	314,289
Amortization of acquired intangible assets	38,581	33,311	30,904
Stock-based compensation	187,140	183,813	164,308
Amortization of capitalized stock-based compensation and capitalized interest expense	34,438	28,603	19,953
Restructuring charge	17,153	27,594	54,884
Acquisition-related costs	1,920	2,868	23,374
Legal and stockholder matter costs	10,000	23,091	—
Endowment of Akamai Foundation	—	50,000	—
Transformation costs	5,527	7,730	—
Non-GAAP income from operations	$843,677	$719,509	$607,712

GAAP operating margin	19%	13%	13%
Non-GAAP operating margin	29%	27%	24%

The following table reconciles GAAP net income to non-GAAP net income for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Net income	$478,035	$298,373	$222,766
Amortization of acquired intangible assets	38,581	33,311	30,904
Stock-based compensation	187,140	183,813	164,308
Amortization of capitalized stock-based compensation and capitalized interest expense	34,438	28,603	19,953
Restructuring charge	17,153	27,594	54,884
Acquisition-related costs	1,920	2,868	23,374
Legal and stockholder matter costs	10,000	23,091	—
Endowment of Akamai Foundation	—	50,000	—
Transformation costs	5,527	7,730	—
Amortization of debt discount and issuance costs	45,857	41,958	18,839
Loss (gain) on investments	60	1,481	(450)
Loss from equity method investment	1,096	—	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(80,488)	(86,391)	(82,817)
Non-GAAP net income	$739,319	$612,431	$451,761

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the years ended December 31, 2019, 2018 and 2017 (shares in thousands):

	2019	2018	2017
GAAP net income per diluted share	$2.90	$1.76	$1.29
Amortization of acquired intangible assets	0.23	0.20	0.18
Stock-based compensation	1.14	1.09	0.95
Amortization of capitalized stock-based compensation and capitalized interest expense	0.21	0.17	0.12
Restructuring charge	0.10	0.16	0.32
Acquisition-related costs	0.01	0.02	0.14
Legal and stockholder matter costs	0.06	0.14	—
Endowment of Akamai Foundation	—	0.30	—
Transformation costs	0.03	0.05	—
Amortization of debt discount and issuance costs	0.28	0.25	0.11
Loss (gain) on investments	—	0.01	—
Loss from equity method investment	0.01	—	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.49)	(0.51)	(0.48)
Non-GAAP net income per diluted share (1)	$4.49	$3.62	$2.62

Shares used in per share calculations	164,573	169,188	172,711

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

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Net income	$478,035	$298,373	$222,766
Amortization of acquired intangible assets	38,581	33,311	30,904
Stock-based compensation	187,140	183,813	164,308
Amortization of capitalized stock-based compensation and capitalized interest expense	34,438	28,603	19,953
Restructuring charge	17,153	27,594	54,884
Acquisition-related costs	1,920	2,868	23,374
Legal and stockholder matter costs	10,000	23,091	—
Interest income	(34,355)	(26,940)	(17,855)
Endowment of Akamai Foundation	—	50,000	—
Transformation costs	5,527	7,730	—
Amortization of debt discount and issuance costs	49,364	43,202	18,839
Provision for income taxes	53,350	44,716	91,426
Depreciation and amortization	367,655	372,606	321,456
Loss (gain) on investments	60	1,481	(450)
Loss from equity method investment	1,096	—	—
Other expense (income), net	1,368	1,667	(437)
Adjusted EBITDA	$1,211,332	$1,092,115	$929,168
Adjusted EBITDA margin	42%	40%	37%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of December 31, 2019, our cash, cash equivalents and marketable securities, which primarily consisted of corporate bonds and U.S. government agency obligations, totaled $2.4 billion. Factoring in our outstanding convertible senior notes of $2.3 billion, our net cash at December 31, 2019 was $72.4 million. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as accounts receivable, deferred revenue, accounts payable and various accrued expenses, as well as changes in our capital and financial structure due to common stock repurchases, debt repurchases and issuances, purchases and sales of marketable securities and similar events. We believe our strong balance sheet and cash position are important competitive differentiators that provide the financial flexibility necessary to make investments at opportune times. We expect to continue to evaluate strategic investments to strengthen our business.

As of December 31, 2019, we had cash and cash equivalents of $255.4 million held in accounts outside the U.S. The TCJA establishes a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact beginning in 2018. As a result, our liquidity is not materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Years Ended December 31,
(in thousands)	2019	2018	2017
Net income	$478,035	$298,373	$222,766
Non-cash reconciling items included in net income	683,132	679,648	590,249
Changes in operating assets and liabilities	(102,863)	30,306	(12,032)
Net cash flows provided by operating activities	$1,058,304	$1,008,327	$800,983

The increase in cash provided by operating activities for 2019 as compared to 2018 was primarily due to increased profitability in 2019, partially offset by the timing of cash collections from customers, an increase of $28.8 million in cash paid for income taxes and timing of collections and payments of other working capital items.

The increase in cash provided by operating activities for 2018 as compared to 2017 was primarily due to increased profitability in 2018, lower cash paid for income taxes due to a lower U.S. federal statutory tax rate due to the application of the TCJA during 2018 and the timing of collections and payments of other working capital items. The increase in cash provided by operating activities for 2018 as compared to 2017 was partially offset by a one-time contribution to the Akamai Foundation of $50.0 million, as well as higher annual bonus payouts in the first quarter of 2018 as compared to 2017 due to increased headcount from hiring in 2017.

Cash Used in Investing Activities

	For the Years Ended December 31,
(in thousands)	2019	2018	2017
Cash paid for acquired businesses, net of cash acquired	$(165,329)	$(79)	$(369,073)
Purchases of property and equipment and capitalization of internal-use software development costs	(562,077)	(405,741)	(414,778)
Net marketable securities activity	(904,919)	(98,647)	326,272
Other investing activities	(35,609)	(2,066)	(1,586)
Net cash used in investing activities	$(1,667,934)	$(506,533)	$(459,165)

The increase in cash used in investing activities in 2019 as compared to 2018 was primarily driven by an increase in purchases of marketable securities with the proceeds from our August 2019 issuance of convertible senior notes, cash paid for acquired companies in 2019, increased capital expenditures and cash invested in an equity method investment.

The increase in cash used in investing activities in 2018 as compared to 2017 was driven by marketable securities activities. In 2017, we did not reinvest all proceeds from sales and maturities of our marketable securities which created a cash inflow in that year. The increase in cash used in investing activities in 2018 as compared to 2017 was partially offset by the cash paid in 2017 for the acquisitions of Nominum, Inc. and Soasta, Inc.

Cash (Used in) Provided by Financing Activities

	For the Years Ended December 31,
(in thousands)	2019	2018	2017
Activity related to convertible senior notes	$318,554	$990,390	$—
Activity related to stock-based compensation	(18,154)	(1,697)	(2,715)
Repurchases of common stock	(334,519)	(750,000)	(361,194)
Other financing activities	(1,558)	(5,085)	(1,096)
Net cash (used in) provided by financing activities	$(35,677)	$233,608	$(365,005)

The change in net cash used in or provided by financing activities in 2019 as compared to 2018 was due to our repayment of $690 million of aggregate principal of convertible notes in 2019, partially offset by a decrease in shares repurchased under our repurchase programs.

The change in net cash used in or provided by financing activities during 2018 as compared to 2017 was the result of our issuance of convertible senior notes issued in May 2018 and related note hedge and warrant transactions. The increase was partially offset by an increase in shares repurchased under our repurchase programs.

In February 2016, the Board of Directors authorized a $1.0 billion share repurchase program that was effective from February 2016 through December 2018. In March 2018, the Board of Directors increased the share repurchase authorization by $416.7 million, such that the amount that was authorized and available for repurchase in 2018 was $750.0 million. Subsequently, effective November 2018, the Board of Directors authorized an additional $1.1 billion repurchase program through December 2021. Our goal for the share repurchase programs is to offset the dilution created by our employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant.

During 2019, 2018 and 2017, we repurchased 4.0 million, 10.2 million and 6.9 million shares of our common stock, respectively, at an average price per share of $82.90, $73.54 and $52.59, respectively. These repurchases have contributed to a decrease to shares outstanding over the past three years.

Convertible Senior Notes

In August 2019, we issued $1,150.0 million in par value of convertible senior notes due 2027 and entered into related convertible note hedge and warrant transactions. We intend to use the net proceeds of the offering for share repurchases, working capital and general corporate purposes, including potential acquisitions and other strategic transactions.

In May 2018, we issued $1,150.0 million in par value of convertible senior notes due 2025 and entered into related convertible note hedge and warrant transactions. We used a portion of the net proceeds to repay at maturity all of our $690.0 million outstanding aggregate principle amount of convertible senior notes due in 2019. In addition, we have used and expect to continue to use the remaining net proceeds of the offering for share repurchases, working capital and general corporate purposes, including potential acquisitions and other strategic transactions.

In February 2014, we issued $690.0 million in par value of convertible senior notes due 2019 and entered into related convertible note hedge and warrant transactions. The notes were classified as a current liability on our consolidated balance sheet as of December 31, 2018. We repaid the full $690.0 million in principal amount of the notes in cash in February 2019, as the notes matured and no conversions occurred.

The terms of the notes and the hedge and warrant transactions are discussed more fully in Note 11 to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. There were no outstanding borrowings under the Credit Agreement as of December 31, 2019.

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

Contractual Obligations, Contingent Liabilities and Commercial Commitments

The following table presents our contractual obligations and commercial commitments, as of December 31, 2019, for the next five years and thereafter (in thousands):

	Payments Due by Period
	Total	Less than 12 Months	12 to 36 Months	36 to 60 Months	More than 60 Months
Operating lease obligations: (1)
Real estate arrangements	$907,441	$77,961	$154,960	$141,971	$532,549
Co-location arrangements	116,346	63,514	27,153	10,984	14,695
Bandwidth agreements	113,243	83,124	28,598	1,431	90
Open vendor purchase orders	225,813	190,042	31,525	3,882	364
Convertible senior notes	2,300,000	—	—	—	2,300,000
Total contractual obligations	$3,662,843	$414,641	$242,236	$158,268	$2,847,698

(1) Excludes $13.7 million of obligations for operating leases that have not yet commenced. See Note 12 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for additional information.

In accordance with the authoritative guidance for accounting for uncertainty in income taxes, as of December 31, 2019, we had unrecognized tax benefits of $32.6 million, including $7.8 million of accrued interest and penalties. We believe that it is reasonably possible that $2.8 million of our unrecognized tax benefits will be recognized by the end of 2020. The settlement period for the remaining amount of the unrecognized tax benefits is unknown.

Letters of Credit

As of December 31, 2019, we had outstanding $7.4 million in irrevocable letters of credit issued by us in favor of third party beneficiaries, primarily related to facility leases. These irrevocable letters of credit, which are not included in the table of contractual obligations above, are unsecured and are expected to remain in effect, in some cases, until 2026.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See Note 13 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during 2019 and 2018 was determined to be immaterial.

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

Goodwill and Acquired Intangible Assets

We test goodwill for impairment on an annual basis, as of December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We have concluded that we have one reporting unit and that our chief operating decision maker is our chief executive officer and the executive management team. We have assigned the entire balance of goodwill to our one reporting unit. The fair value of the reporting unit was based on our market capitalization as of each of December 31, 2019 and 2018, and it was substantially in excess of the carrying value of the reporting unit at each date.

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

We currently have net deferred tax assets, comprised of net operating loss, or NOL, carryforwards, tax credit carryforwards and deductible temporary differences. Our management periodically weighs the positive and negative evidence to determine if it is more-likely-than-not that some or all of the deferred tax assets will be realized. In determining our net deferred tax assets and valuation allowances, annualized effective tax rates and cash paid for income taxes, management is required to make judgments and estimates about domestic and foreign profitability, the timing and extent of the utilization of NOL carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from our projections.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than functional currencies result in gains and losses that are reflected in our consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our consolidated statements of income within other (expense) income, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the years ended December 31, 2019, 2018 and 2017. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of December 31, 2019 and 2018, no customer had an accounts receivable balance of 10% or more of our accounts receivable. We believe that at December 31, 2019, the concentration of credit risk related to accounts receivable was insignificant.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Akamai Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Akamai Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Massachusetts Appellate Tax Board Appeal

As described in Note 19 to the consolidated financial statements, the Company is currently involved in litigation related to certain adverse audit determinations. In the second quarter of 2018, the Company filed an appeal with the Massachusetts Appellate Tax Board contesting the adverse audit findings related to certain tax benefits and exemptions. The appeal hearing was held in late 2019 and the Company awaits the judge’s determination. Management has determined that it is more-likely-than-not that it will prevail, and no reserve has been recorded related to these controversies. However, over the next 12 months, management's current assumptions and positions could change based on audit determinations and other events impacting management’s analysis. As disclosed by management, such events, if resolved unfavorably, could significantly impact the Company’s effective income tax rate and results of operations. Management has estimated that an adverse ruling related to the Massachusetts controversy could result in a gross income tax charge of approximately $35.0 million, which could be partially offset by certain state tax credits of $25.0 million which are not currently benefited as a result of the Company’s valuation allowance assessment.

The principal considerations for our determination that performing procedures related to the Massachusetts Appellate Tax Board appeal is a critical audit matter are there was significant judgment by management when determining the Company’s uncertain tax position relative to the Massachusetts Appellate Tax Board appeal, including a high degree of estimation uncertainty relative to numerous and complex tax laws and assessment of judicial precedent. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s judgments. Also, the evaluation of audit evidence available to support the Massachusetts Appellate Tax Board appeal required significant auditor judgment as the nature of the evidence is often highly subjective and the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s identification and recognition of the liability for uncertain tax positions, including controls over the evaluation of the technical merits of the Company’s appeal and evaluation of numerous and complex tax laws and judicial precedent relevant to the appeal. These procedures also included, among others, 1) evaluating the reasonableness of management’s assessment that it is more-likely-than-not the Company will prevail in the Massachusetts Appellate Tax Board matter, including the potential for an unfavorable outcome of the appeal, and 2) professionals with specialized skill and knowledge were used to assist in the evaluation of management’s assessment of the technical merits of the tax position, including evaluating the reasonableness of management’s assessment of whether the tax position is more-likely-than not of being sustained and the application of relevant tax laws and assessment of the judicial precedent.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 28, 2020

We have served as the Company’s auditor since 1998.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$393,745	$1,036,455
Marketable securities	1,143,249	855,650
Accounts receivable, net of reserves of $1,880 and $1,534 at December 31, 2019 and 2018, respectively	551,943	479,889
Prepaid expenses and other current assets	142,676	163,360
Total current assets	2,231,613	2,535,354
Marketable securities	835,384	209,066
Property and equipment, net	1,152,153	910,618
Operating lease right-of-use assets	758,450	—
Acquired intangible assets, net	179,431	168,348
Goodwill	1,600,265	1,487,404
Deferred income tax assets	76,528	34,913
Other assets	173,062	116,067
Total assets	$7,006,886	$5,461,770
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$138,946	$99,089
Accrued expenses	334,861	328,304
Deferred revenue	71,223	69,083
Convertible senior notes	—	686,552
Operating lease liabilities	139,463	—
Other current liabilities	8,843	27,681
Total current liabilities	693,336	1,210,709
Deferred revenue	4,368	4,557
Deferred income tax liabilities	29,187	19,624
Convertible senior notes	1,839,791	874,080
Operating lease liabilities	692,181	—
Other liabilities	90,065	160,940
Total liabilities	3,348,928	2,269,910
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 162,000,843 and 162,904,550 shares issued and outstanding at December 31, 2019 and 2018, respectively	1,620	1,629
Additional paid-in capital	3,653,486	3,670,033
Accumulated other comprehensive loss	(45,144)	(48,912)
Retained earnings (accumulated deficit)	47,996	(430,890)
Total stockholders’ equity	3,657,958	3,191,860
Total liabilities and stockholders’ equity	$7,006,886	$5,461,770

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	For the Years Ended December 31,
	2019	2018	2017
Revenue	$2,893,617	$2,714,474	$2,489,035
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	987,624	953,485	875,837
Research and development	261,365	246,165	222,434
Sales and marketing	523,883	517,353	481,522
General and administrative	516,093	574,067	509,165
Amortization of acquired intangible assets	38,581	33,311	30,904
Restructuring charge	17,153	27,594	54,884
Total costs and operating expenses	2,344,699	2,351,975	2,174,746
Income from operations	548,918	362,499	314,289
Interest income	34,355	26,940	17,855
Interest expense	(49,364)	(43,202)	(18,839)
Other (expense) income, net	(1,428)	(3,148)	887
Income before provision for income taxes	532,481	343,089	314,192
Provision for income taxes	(53,350)	(44,716)	(91,426)
Loss from equity method investment	(1,096)	—	—
Net income	$478,035	$298,373	$222,766
Net income per share:
Basic	$2.94	$1.78	$1.30
Diluted	$2.90	$1.76	$1.29
Shares used in per share calculations:
Basic	162,706	167,312	171,559
Diluted	164,573	169,188	172,711

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in thousands)	2019	2018	2017
Net income	$478,035	$298,373	$222,766
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,020)	(27,585)	36,151
Change in unrealized gain (loss) on investments, net of income tax (provision) benefit of $(666), $(200) and $245 for the years ended December 31, 2019, 2018 and 2017, respectively	4,788	603	(406)
Other comprehensive income (loss)	3,768	(26,982)	35,745
Comprehensive income	$481,803	$271,391	$258,511

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$478,035	$298,373	$222,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	440,674	434,520	372,313
Stock-based compensation	187,140	183,813	164,308
Provision (benefit) for deferred income taxes	933	2,339	(7,244)
Amortization of debt discount and issuance costs	45,857	41,958	18,839
Restructuring-related software charge	3,784	4,940	31,965
Other non-cash reconciling items, net	4,744	12,078	10,068
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(64,471)	(30,445)	(50,054)
Prepaid expenses and other current assets	11,689	(4,132)	(28,968)
Accounts payable and accrued expenses	8,769	42,238	33,232
Deferred revenue	(13,547)	(919)	2,938
Other current liabilities	(17,230)	9,422	16,378
Other non-current assets and liabilities	(28,073)	14,142	14,442
Net cash provided by operating activities	1,058,304	1,008,327	800,983
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(165,329)	(79)	(369,073)
Cash paid for equity method investment	(36,008)	—	—
Purchases of property and equipment	(359,667)	(217,609)	(254,146)
Capitalization of internal-use software development costs	(202,410)	(188,132)	(160,632)
Purchases of short-and long-term marketable securities	(1,990,148)	(873,697)	(326,497)
Proceeds from sales of short-and long-term marketable securities	856	16,569	219,916
Proceeds from maturities of short-and long-term marketable securities	1,084,373	758,481	432,853
Other non-current assets and liabilities	399	(2,066)	(1,586)
Net cash used in investing activities	(1,667,934)	(506,533)	(459,165)
Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes	1,135,629	1,132,185	—
Proceeds from the issuance of warrants	185,150	119,945	—
Purchase of note hedge related to convertible senior notes	(312,225)	(261,740)	—
Repayment of convertible senior notes	(690,000)	—	—
Proceeds related to the issuance of common stock under stock plans	57,112	62,608	55,680
Employee taxes paid related to net share settlement of stock-based awards	(75,266)	(64,305)	(58,395)
Repurchases of common stock	(334,519)	(750,000)	(361,194)
Other non-current assets and liabilities	(1,558)	(5,085)	(1,096)
Net cash (used in) provided by financing activities	(35,677)	233,608	(365,005)
Effects of exchange rate changes on cash and cash equivalents	2,466	(12,844)	12,990
Net (decrease) increase in cash and cash equivalents	(642,841)	722,558	(10,197)
Cash, cash equivalents and restricted cash at beginning of year	1,036,987	314,429	324,626
Cash, cash equivalents and restricted cash at end of year	$394,146	$1,036,987	$314,429

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(in thousands)	For the Years Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received in the years ended December 31, 2019, 2018 and 2017 of $3,731, $18,501 and $6,750, respectively	$73,898	$45,129	$91,640
Cash paid for interest expense	1,438	639	—
Cash paid for operating lease liabilities	153,818
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	529,376
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	88,238	54,867	27,209
Capitalization of stock-based compensation	35,905	34,785	28,851

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$393,745	$1,036,455	$313,382
Restricted cash	401	532	1,047
Cash, cash equivalents and restricted cash	$394,146	$1,036,987	$314,429

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2017	173,254,797	$1,733	$4,239,588	$—	$(57,675)	$(913,428)	$3,270,218
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	2,453,961	24	(40,562)				(40,538)
Issuance of common stock under employee stock purchase plan	1,052,684	11	42,291				42,302
Stock-based compensation			193,170				193,170
Repurchases of common stock	(6,868,118)			(361,194)			(361,194)
Treasury stock retirement		(69)	(361,125)	361,194			—
Net income						222,766	222,766
Foreign currency translation adjustment					36,151		36,151
Change in unrealized gain on investments, net of tax					(406)		(406)
Balance at December 31, 2017	169,893,324	1,699	4,073,362	—	(21,930)	(690,662)	3,362,469
Cumulative-effect adjustment to accumulated deficit related to adoption of new accounting pronouncement						(38,601)	(38,601)
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	2,235,212	22	(56,566)				(56,544)
Issuance of common stock under employee stock purchase plan	973,975	10	50,678				50,688
Stock-based compensation			218,416				218,416
Equity component of convertible senior notes, net of deferred tax of $4,971 and issuance costs of $4,418			275,836				275,836
Issuance of warrants related to convertible senior notes			119,945				119,945
Purchase of note hedge related to convertible senior notes			(261,740)				(261,740)
Repurchases of common stock	(10,197,961)			(750,000)			(750,000)
Treasury stock retirement		(102)	(749,898)	750,000			—
Net income						298,373	298,373
Foreign currency translation adjustment					(27,585)		(27,585)
Change in unrealized gain on investments, net of tax					603		603
Balance at December 31, 2018	162,904,550	$1,629	$3,670,033	$—	$(48,912)	$(430,890)	$3,191,860

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, continued

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	162,904,550	$1,629	$3,670,033	$—	$(48,912)	$(430,890)	$3,191,860
Cumulative-effect adjustment to accumulated deficit related to adoption of new accounting pronouncement						851	851
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	2,251,840	22	(72,350)				(72,328)
Issuance of common stock under employee stock purchase plan	879,648	9	53,680				53,689
Stock-based compensation			222,857				222,857
Equity component of convertible senior notes, net of deferred tax of $23,170 and issuance costs of $2,880			240,820				240,820
Issuance of warrants related to convertible senior notes			185,150				185,150
Purchase of note hedge related to convertible senior notes			(312,225)				(312,225)
Repurchases of common stock	(4,035,195)			(334,519)			(334,519)
Treasury stock retirement		(40)	(334,479)	334,519			—
Net income						478,035	478,035
Foreign currency translation adjustment					(1,020)		(1,020)
Change in unrealized gain on investments, net of tax					4,788		4,788
Balance at December 31, 2019	162,000,843	$1,620	$3,653,486	$—	$(45,144)	$47,996	$3,657,958

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides solutions for securing, delivering and optimizing content and business applications over the Internet. Its globally-distributed platform comprises more than 250,000 servers across more than 130 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company currently operates in one industry segment: providing cloud services for delivering, optimizing and securing content and business applications over the Internet.

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

Newly-Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board ("FASB") issued guidance that requires companies to present assets and liabilities arising from leases on the consolidated balance sheet. The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize right of use ("ROU") assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The Company adopted this standard on January 1, 2019 on a modified retrospective basis by applying the new standard to its lease portfolio as of January 1, 2019, while continuing to apply legacy guidance in the comparative periods.

The Company elected to use the package of practical expedients available under the transition provisions of the guidance, which allows companies to not reassess prior conclusions related to contracts containing leases, lease classification and capitalization of initial direct costs. The Company also elected not to apply the hindsight practical expedient related to its lease transactions.

Adoption of the standard required the Company to record ROU assets and lease liabilities for its operating leases related to real estate and co-location arrangements. The operating leases resulted in the recognition of ROU assets and lease liabilities of $362.2 million and $394.1 million, respectively, as of January 1, 2019. The adoption of the standard also resulted in elimination of deferred rent liabilities of $31.7 million, as of January 1, 2019; such amounts are now recorded as a reduction of the ROU asset. The standard did not have an impact on the Company’s results of operations or cash flows.

Stranded Tax Effects Resulting from U.S. Tax Cuts and Jobs Act

In February 2018, the FASB issued guidance that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act ("TCJA") that was enacted in 2017. This guidance was effective for the Company on January 1, 2019. The adoption of this new accounting guidance resulted in the reclassification of $0.9 million of income tax benefits resulting from the TCJA from accumulated other comprehensive loss to retained earnings (accumulated deficit). The adoption of this new accounting guidance did not have an impact on the Company's results of operations or cash flows.

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

Concentrations of Credit Risk

The amounts reflected in the consolidated balance sheets for accounts receivable, other current assets, accounts payable, accrued liabilities and other current liabilities approximate fair values due to their short-term maturities. The Company maintains the majority of its cash, cash equivalents and marketable securities with major financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2019, its concentration of credit risk related to cash equivalents and marketable securities was not significant.

Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically-dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. For the years ended December 31, 2019, 2018 and 2017, no customer accounted for more than 10% of total revenue. As of December 31, 2019 and 2018, no customer had an accounts receivable balance greater than 10% of total accounts receivable. The Company believes that, as of December 31, 2019, its concentration of credit risk related to accounts receivable was not significant.

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

The Company has implemented software and hardware initiatives to manage its global network more efficiently and, as a result, the expected average useful life of its network assets, primarily servers, increased from four years to five years, effective January 1, 2019. These changes decreased depreciation expense by $31.5 million and increased net income by $26.1 million, or $0.16 per share, for the year ended December 31, 2019.

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

Upon commencement of a lease, the Company records a ROU asset that represents the Company’s right to use the underlying asset for the lease term and a lease liability that represents an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Lease payments are discounted at the lease commencement date. As the Company’s leases do not provide an implicit rate, an incremental borrowing rate has been applied based on the Company's credit-adjusted risk-free rate. The incremental borrowing rate at January 1, 2019 (the date the new lease standard was adopted) was used to calculate the present value of the Company’s lease portfolio as of that date.

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

Lease expense is recognized on a straight-line basis over the expected lease term.

Equity Method Investments

The Company accounts for equity investments in which it has significant influence, but not a controlling financial interest, using the equity method of accounting. Under the equity method of accounting, investments are initially recorded at cost, less impairment, and subsequently adjusted to recognize the Company’s share of earnings or losses.

In February 2019, the Company and Mitsubishi UFJ Financial Group ("MUFG") announced the establishment of a joint venture, the Global Open Network, Inc. ("GO-NET"), and their plans to offer a new blockchain-based online payment network. The Company's 20% stake in GO-NET is accounted for using the equity method. As of December 31, 2019, the Company's $34.7 million investment is included in other assets on the consolidated balance sheet. The Company recorded a loss of $1.1 million during the year ended December 31, 2019 which reflects its share of the losses incurred by GO-NET during the period. Subsequent to the establishment of the joint venture, Akamai recorded revenue of $11.6 million for services provided to GO-NET.

Goodwill, Acquired Intangible Assets and Long-Lived Assets

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of the net identifiable assets on the date of purchase and is carried at its historical cost. The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs its impairment test of goodwill as of December 31 each year. As of December 31, 2019, 2018 and 2017, the fair value of the Company's reporting unit was substantially in excess of the carrying value. The tests did not result in an impairment to goodwill during the years ended December 31, 2019, 2018 and 2017.

Acquired intangible assets consist of completed technologies, customer relationships, trademarks and trade names, non-compete agreements and acquired license rights. Acquired intangible assets, other than goodwill, are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible asset.

Long-lived assets, including property and equipment and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances, such as service discontinuance, technological obsolescence, significant decreases in the Company’s market capitalization, facility closures, or work-force reductions indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If this comparison indicates that an impairment is present, the amount of the impairment is calculated as the difference between the carrying amount and the fair value of the asset.

Contract Liabilities

Contract liabilities primarily represent payments received from customers for which the related performance obligations have not yet been satisfied. These balances consist of the unearned portion of monthly service fees and integration fees and prepayments made by customers for future periods. The current and long-term portions of the Company's contract liabilities are included in deferred revenue in the respective sections of the Company's consolidated balance sheets.

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

Capitalized costs include external consulting fees, payroll and payroll-related costs and stock-based compensation for employees in the Company’s development and information technology groups who are directly associated with, and who devote time to, the Company’s internal-use software projects. Capitalization begins when the planning stage is complete and the Company commits resources to the software project and continues during the application development stage. Capitalization ceases when the software has been tested and is ready for its intended use. Costs incurred during the planning, training and post-implementation stages of the software development life-cycle are expensed as incurred. The Company amortizes completed internal-use software that is used on its network to cost of revenue over its estimated useful life.

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

The Company enters into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in other (expense) income, net. As of December 31, 2019 and 2018, the fair value of the forward currency contracts and the underlying net gains for the years ended December 31, 2019, 2018 and 2017 were immaterial.

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

The Company currently has net deferred tax assets consisting of net operating loss (“NOL”) carryforwards, tax credit carryforwards and deductible temporary differences. Management periodically weighs the positive and negative evidence to determine if it is more-likely-than-not that some or all of the deferred tax assets will be realized.

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

Recent Accounting Pronouncements

Credit Losses on Financial Instruments

In June 2016, the FASB issued guidance that introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities. The guidance establishes a new "expected loss model" that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. This guidance will be effective for the Company on January 1, 2020. The Company has determined the adoption of this new standard will not have a material impact to its consolidated financial statements.

Fair Value Disclosure

In August 2018, the FASB issued guidance that changes fair value measurement disclosure requirements. This guidance will be effective for the Company on January 1, 2020. The Company has determined the adoption of this new standard will not have a material impact to its consolidated financial statements.

Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

In August 2018, the FASB issued guidance that addresses a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The guidance aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance for capitalizing costs associated with developing or obtaining internal-use software. This guidance will be effective for the Company on January 1, 2020. The Company has determined the adoption of this new standard will not have a material impact to its consolidated financial statements.

3. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of December 31, 2019 and 2018 (in thousands):

		Gross Unrealized		Aggregate Fair Value	Classification on Balance Sheet
	Amortized Cost				Short-Term Marketable Securities	Long-Term Marketable Securities
As of December 31, 2019		Gains	Losses
Certificates of deposit	$150,000	$—	$—	$150,000	$150,000	$—
Commercial paper	73,829	23	(7)	73,845	73,845	—
Corporate bonds	1,368,668	1,840	(378)	1,370,130	753,538	616,592
U.S. government agency obligations	369,475	80	(74)	369,481	165,623	203,858
	$1,961,972	$1,943	$(459)	$1,963,456	$1,143,006	$820,450

As of December 31, 2018
Certificates of deposit	$40,000	$—	$(7)	$39,993	$39,993	$—
Commercial paper	282,996	—	(50)	282,946	282,946	—
Corporate bonds	685,653	1	(4,309)	681,345	482,088	199,257
U.S. government agency obligations	50,876	—	(404)	50,472	50,472	—
	$1,059,525	$1	$(4,770)	$1,054,756	$855,499	$199,257

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

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive income to interest income in the consolidated statements of income. As of December 31, 2019, the Company held for investment corporate bonds with a fair value of $35.9 million, which are classified as available-for-sale marketable securities and have been in a continuous unrealized loss position for more than 12 months. The immaterial unrealized losses related to these corporate bonds are included in accumulated other comprehensive income as of December 31, 2019. The unrealized losses are attributable to changes in interest rates. Based on the evaluation of available evidence, the Company does not believe any unrealized losses represent other than temporary impairments.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities as of December 31, 2019 and 2018 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
As of December 31, 2019
Cash Equivalents and Marketable Securities:
Money market funds	$50,779	$50,779	$—	$—
Certificates of deposit	150,000	—	150,000	—
Commercial paper	73,845	—	73,845	—
Corporate bonds	1,370,130	—	1,370,130	—
U.S. government agency obligations	369,481	—	369,481	—
Mutual funds	15,177	15,177	—	—
	$2,029,412	$65,956	$1,963,456	$—

As of December 31, 2018
Cash Equivalents and Marketable Securities:
Money market funds	$380,260	$380,260	$—	$—
Certificates of deposit	39,993	39,993	—	—
Commercial paper	282,946	—	282,946	—
Corporate bonds	681,345	—	681,345	—
U.S. government agency obligations	50,472	—	50,472	—
Mutual funds	10,016	10,016	—	—
	$1,445,032	$430,269	$1,014,763	$—

Liabilities:
Contingent consideration obligation related to completed acquisitions	$(6,300)	$—	$—	$(6,300)

As of December 31, 2019 and 2018, the Company grouped money market and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of December 31, 2018, the Company also included brokered certificates of deposit using Level 1 valuation as market prices for these investments were readily available in active markets. As of December 31, 2019 and 2018, the Company grouped commercial paper, U.S. government agency obligations and corporate bonds using a Level 2 valuation because quoted prices for similar assets in active markets (or identical assets in an inactive market) are available. As of December 31, 2019, the Company also included bank certificates of deposit using Level 2 valuation because quited prices for similar assets in active markets (or identical assets in an inactive market) are available. The Company did not have any transfers of assets or liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2019 and 2018.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of December 31, 2019 and 2018 were as follows (in thousands):

	December 31, 2019	December 31, 2018
Due in 1 year or less	$1,143,006	$855,499
Due after 1 year through 5 years	820,450	199,257
	$1,963,456	$1,054,756

The following table reflects the activity for the Company’s major classes of liabilities measured at fair value using Level 3 inputs for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Beginning balance	$(6,300)	$(8,631)
Fair value adjustment to contingent consideration included in general and administrative expense	—	(1,835)
Cash paid upon achievement of milestone	6,300	4,166
Ending balance	$—	$(6,300)

4. Accounts Receivable

Net accounts receivable consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Trade accounts receivable	$396,204	$337,445
Unbilled accounts receivable	157,619	143,978
Gross accounts receivable	553,823	481,423
Allowance for doubtful accounts and other reserves	(1,880)	(1,534)
Accounts receivable, net	$551,943	$479,889

A summary of activity in the accounts receivable reserves for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	2019	2018	2017
Beginning balance	$1,534	$1,281	$925
Charges to income from operations	5,116	3,824	3,407
Collections from customers previously reserved and other	(4,770)	(3,571)	(3,051)
Ending balance	$1,880	$1,534	$1,281

Charges to income from operations primarily represents charges to bad debt expense for increases in the allowance for doubtful accounts.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Prepaid income taxes	$26,143	$47,196
Prepaid sales and other taxes	16,213	10,751
Prepaid equipment and software maintenance	18,114	21,876
Deferred commissions	45,009	41,955
Other prepaid expenses	19,593	22,871
Other current assets	17,604	18,711
Total	$142,676	$163,360

Incremental Costs to Obtain a Contract with a Customer

The following table summarizes the deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Deferred costs included in prepaid and other current assets	$45,009	$41,955
Deferred costs included in other assets	25,698	26,338
Total deferred costs	$70,707	$68,293

During the years ended December 31, 2019, 2018 and 2017, the Company recognized $44.3 million, $45.0 million and $37.6 million, respectively, of amortization expense related to deferred commissions. Amortization expense related to deferred commissions is primarily included in sales and marketing expense in the consolidated statements of income.

6. Property and Equipment

Property and equipment consisted of the following as of December 31, 2019 and 2018 (in thousands except years):

	December 31, 2019	December 31, 2018	Estimated Useful Life
Computer and networking equipment	$1,469,293	$1,301,604	3-7
Purchased software	90,450	73,888	3-10
Furniture and fixtures	65,683	54,057	1-7
Office equipment	38,178	29,309	3-5
Leasehold improvements	235,279	184,700	1-15
Internal-use software	1,132,180	944,279	2-7
Property and equipment, gross	3,031,063	2,587,837
Accumulated depreciation and amortization	(1,878,910)	(1,677,219)
Property and equipment, net	$1,152,153	$910,618

Depreciation and amortization expense on property and equipment and capitalized internal-use software for the years ended December 31, 2019, 2018 and 2017 was $402.1 million, $401.2 million and $341.4 million, respectively. During the years ended December 31, 2019, 2018 and 2017, the Company capitalized $35.9 million, $34.8 million and $28.9 million, respectively, of stock-based compensation related to employees who developed and enhanced internal-use software applications.

During the years ended December 31, 2019 and 2018, the Company wrote off $166.7 million and $208.0 million, respectively, of property and equipment, gross, along with the associated accumulated depreciation and amortization. The write-offs were primarily related to computer and networking equipment and internal-use software no longer in use. These assets had been substantially depreciated and amortized. In addition, the Company wrote off $3.8 million and $4.9 million, primarily of internal-use software as a result of certain restructuring efforts during the year ended December 31, 2019 and December 31, 2018, respectively.

7. Goodwill and Acquired Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
Beginning balance	$1,487,404	$1,498,688
Acquisition of Janrain, Inc.	92,188	—
Acquisition of Exceda	14,712	—
Acquisition of ChameleonX, Ltd.	7,069	—
Measurement period adjustments related to acquisitions completed in prior years	—	(6,667)
Foreign currency translation	(1,108)	(4,617)
Ending balance	$1,600,265	$1,487,404

Acquired intangible assets that are subject to amortization consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$153,722	$(94,088)	$59,634	$145,091	$(81,587)	$63,504
Customer-related intangible assets	279,684	(163,155)	116,529	245,710	(144,786)	100,924
Non-compete agreements	830	(529)	301	700	(306)	394
Trademarks and trade names	7,600	(4,633)	2,967	7,200	(3,674)	3,526
Acquired license rights	490	(490)	—	490	(490)	—
Total	$442,326	$(262,895)	$179,431	$399,191	$(230,843)	$168,348

Aggregate expense related to amortization of acquired intangible assets for the years ended December 31, 2019, 2018 and 2017 was $38.6 million, $33.3 million and $30.9 million, respectively. Based on the Company's acquired intangible assets as of December 31, 2019, aggregate expense related to amortization of acquired intangible assets is expected to be approximately $41.0 million, $36.2 million, $31.0 million, $23.9 million and $16.6 million for the years ending December 31, 2020, 2021, 2022, 2023 and 2024, respectively.

8. Business Acquisitions

Acquisition-related costs were $1.9 million, $1.0 million and $5.5 million during the years ended December 31, 2019, 2018 and 2017, respectively, and are included in general and administrative expense in the consolidated statements of income. Pro forma results of operations for the acquisitions completed in the years ended December 31, 2019 and 2017 have not been presented because the effects of the acquisitions, individually and in the aggregate, are not material to the Company's consolidated financial results. Revenue and earnings attributable to acquired operations since the dates of their acquisitions are included in the Company's consolidated statements of income and not presented separately because they are not material.

2019 Acquisitions

ChameleonX

On November 10, 2019, the Company acquired ChameleonX, Ltd. ("ChameleonX"), an Israel-based company with a solution designed to detect when a website contains or links to malware that causes end user data to be compromised, for $11.9 million in cash. The acquisition is expected to further strengthen the Company's security solutions portfolio. The Company allocated $7.1 million of the cost of the acquisition to goodwill and $6.1 million to a technology-related identifiable intangible asset with an average useful life of 7.1 years. The value of the goodwill is primarily attributable to synergies related to the integration of ChameleonX technology onto the Company's platform as well as a trained technical workforce. The total amount of goodwill related to the acquisition of ChameleonX expected to be deductible for tax purposes is $7.1 million.

Exceda

On November 1, 2019, in a series of stock and asset purchase transactions, the Company acquired the operations of a group of companies known as Exceda, a vendor of content delivery network ("CDN") and web security services and, collectively, the Company's largest channel partner in Latin America, for $32.7 million in cash. The acquisition is expected to enable the Company to expand its Latin America business more quickly, better enable existing and new partners and improve experiences for more customers. The Company allocated $14.7 million of the cost of the acquisition to goodwill and $16.5 million to identifiable intangible assets, primarily customer-related. The total weighted average useful life of the intangible assets acquired from Exceda is 8.1 years. The value of the goodwill is primarily attributable to synergies related to the scale of the combined teams as well as Exceda's trained technical workforce. The total amount of goodwill related to the acquisition of Exceda expected to be deductible for tax purposes is $14.7 million.

The Company acquired various obligations as part of the acquisition for which it is indemnified. The total obligations recorded, with corresponding indemnification asset, totaled $20.0 million.

Janrain

In January 2019, the Company acquired Janrain, Inc. ("Janrain"), a provider of customer identity and access management solutions, for $123.6 million in cash. The Company is incorporating the Janrain technology into its Intelligent Edge Platform. The Company finalized its allocation of purchase price in the fourth quarter of 2019. Included in the final allocation are measurement period adjustments, primarily related deferred tax assets. The adjustment increased the deferred tax asset and reduced goodwill by $7.5 million. The following table presents the final allocation of the purchase price for Janrain (in thousands):

Total purchase consideration	$123,632

Allocation of the purchase consideration:
Cash	$2,223
Accounts receivable	7,318
Prepaid expenses and other current assets	838
Identifiable intangible assets	26,930
Goodwill	92,188
Deferred tax asset	12,622
Other assets	87
Total assets acquired	142,206
Accounts payable	(1,642)
Accrued liabilities	(2,596)
Deferred revenue	(14,336)
Total liabilities assumed	(18,574)
Net assets acquired	$123,632

The value of the goodwill can be attributed to a number of business factors, including a trained technical and sales workforce and cost synergies expected to be realized. The total amount of goodwill related to the acquisition of Janrain expected to be deductible for tax purposes is $46.8 million.

The following were the identified intangible assets acquired and their respective weighted average useful lives (in thousands, except years):

	Gross Carrying Amount	Weighted Average Useful Life
Completed technologies	$9,000	7.9
Customer-related intangible assets	17,700	13.9
Trademarks	200	1.9
Non-compete agreements	30	1.9
Total	$26,930

The total weighted average amortization period for the intangible assets acquired from Janrain is 11.8 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

2017 Acquisitions

Nominum

On November 27, 2017, the Company acquired Nominum, Inc. ("Nominum"), a provider of domain name system ("DNS") and enterprise security solutions, for $180.3 million in cash. The acquisition added complementary capabilities to the Company's portfolio of security offerings while expanding the Company’s distribution to carriers that serve enterprise customers. The following table presents the final allocation of the purchase price for Nominum (in thousands):

Total purchase consideration	$180,327

Allocation of the purchase consideration:
Cash	$8,455
Accounts receivable	9,845
Prepaid expenses and other current assets	1,082
Identifiable intangible assets	33,200
Goodwill	129,876
Fixed assets	1,570
Deferred tax assets	16,080
Other assets	19
Total assets acquired	200,127
Accounts payable	(1,501)
Accrued liabilities	(3,471)
Deferred revenue	(14,828)
Total liabilities assumed	(19,800)
Net assets acquired	$180,327

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

Soasta

On April 6, 2017, the Company acquired Soasta, Inc. ("Soasta"), a leader in digital performance management, for $199.3 million in cash. The acquisition has allowed the Company to offer solutions designed to provide greater visibility into the business impact of customers' website and application optimization strategies. The following table presents the final allocation of the purchase price for Soasta (in thousands):

Total purchase consideration	$199,280

Allocation of the purchase consideration:
Cash	$1,935
Accounts receivable	4,109
Prepaid expenses and other current assets	4,384
Identifiable intangible assets	49,900
Goodwill	122,794
Deferred tax assets	31,206
Total assets acquired	214,328
Accounts payable	(1,119)
Accrued liabilities	(4,366)
Deferred revenue	(9,563)
Total liabilities assumed	(15,048)
Net assets acquired	$199,280

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

9. Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Payroll and other related benefits	$190,721	$180,301
Bandwidth and co-location	65,213	76,184
Income tax payable	40,337	36,536
Property, use and other taxes	30,904	23,042
Professional service fees	1,775	2,169
Other accrued expenses	5,911	10,072
Total	$334,861	$328,304

Other liabilities consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Deferred rent	$—	$42,566
Uncertain tax positions	31,207	63,976
Other long-term liabilities	58,858	54,398
Total	$90,065	$160,940

10. Restructuring

During the fourth quarter of 2019, management committed to an action to restructure certain parts of the Company to focus on investments with the potential to accelerate revenue growth. As a result, certain headcount reductions were necessary and certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and implemented due to this action. The Company incurred expenses of $10.2 million for the year ended December 31, 2019 and expects to incur an additional $4.0 million to $7.0 million in the first quarter of 2020 for severance and related benefits and facility exit costs related to this action.

During the fourth quarter of 2018, management committed to an action to restructure certain parts of the Company with the intent of re-balancing investments to ensure long-term growth and scale. As a result, certain headcount reductions were necessary and certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and implemented due to this action. The Company incurred expenses of $19.0 million related to this action, of which $6.7 million were incurred during the year ended December 31, 2019 and $12.3 million were incurred during the year ended December 31, 2018. The Company does not expect any additional restructuring charges related to this action.

During the fourth quarter of 2017, management committed to an action to restructure certain parts of the Company, with the intent of shifting focus to more critical areas of the business and away from products that have not seen expected commercial success. The restructuring was also intended to facilitate cost efficiencies and savings. As part of the cost efficiency and savings plans, certain headcount and facility reductions were made in 2017 and 2018. Certain capitalized internal-use software charges have also been realized for software not yet placed into service that will not be completed and implemented due to this action. The Company incurred expenses of $62.7 million related to this action, of which $13.4 million were incurred during the year ended December 31, 2018 and $49.3 million were incurred during the year ended December 31, 2017. The Company does not expect any additional restructuring charges related to this action.

The Company also recognizes restructuring charges for redundant employees, facilities and contracts associated with completed acquisitions. Restructuring charges related to these acquisitions were not material in any of the years ended December 31, 2019, 2018 and 2017.

The following table summarizes the activity of the Company's restructuring accrual during the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Employee Severance and Related Benefits	Software Charges	Excess Facilities, Contract Terminations and Other	Total
Balance January 1, 2017	$1,444	$—	$169	$1,613
Costs incurred	17,311	31,965	5,608	54,884
Cash disbursements	(5,898)	—	(3,212)	(9,110)
Software and other non-cash charges	—	(31,965)	(1,179)	(33,144)
Balance December 31, 2017	12,857	—	1,386	14,243
Costs incurred	15,841	4,940	6,813	27,594
Cash disbursements	(18,922)	—	(5,932)	(24,854)
Software and other non-cash charges	—	(4,742)	(1,787)	(6,529)
Translation adjustments and other	732	—	(205)	527
Balance December 31, 2018	10,508	198	275	10,981
Costs incurred	12,455	3,784	914	17,153
Cash disbursements	(17,294)	(99)	(1,038)	(18,431)
Software and other non-cash charges	—	(3,784)	—	(3,784)
Translation adjustments and other	38	—	—	38
Balance December 31, 2019	$5,707	$99	$151	$5,957

11. Debt

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

The 2027 Notes consisted of the following components as of December 31, 2019 (in thousands):

December 31, 2019
Liability component:
Principal	$1,150,000
Less: debt discount and issuance costs, net of amortization	(222,928)
Net carrying amount	$927,072

Equity component:	$220,529

The estimated fair value of the 2027 Notes at December 31, 2019 was $1,133.8 million. The fair value was determined based on the quoted price of the 2027 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $86.38 on December 31, 2019, the value of the 2027 Notes if converted to common stock was less than the principal amount of $1,150.0 million.

The Company used $100.0 million of the proceeds from the offering to repurchase shares of its common stock, concurrent with the issuance of the 2027 Notes. The repurchase was made in accordance with a share repurchase program previously approved by the Board of Directors. Additionally, $127.1 million of the proceeds was used for the net cost of convertible note hedge and warrant transactions. The net proceeds are intended to be used for working capital, share repurchases, potential acquisitions and strategic transactions, and other corporate purposes.

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

The 2025 Notes consist of the following components as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019	December 31, 2018
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount and issuance costs, net of amortization	(237,281)	(275,920)
Net carrying amount	$912,719	$874,080

Equity component:	$285,225	$285,225

The estimated fair value of the 2025 Notes at December 31, 2019 was $1,270.7 million. The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $86.38 on December 31, 2019, the value of the 2025 Notes if converted to common stock was less than the principal amount of $1,150.0 million.

The Company used $46.2 million of the proceeds from the offering to repurchase shares of its common stock, concurrent with the issuance of the 2025 Notes. The repurchase was made in accordance with a share repurchase program previously approved by the Board of Directors. Additionally, $141.8 million of the proceeds was used for the net cost of convertible note hedge and warrant transactions and for the repayment at maturity of the $690.0 million in par value of notes the Company issued in 2014. The remaining net proceeds have been and are expected to continue to be used for working capital, share repurchases, potential acquisitions and strategic transactions and other corporate purposes.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. There were no outstanding borrowings under the Credit Agreement as of December 31, 2019.

Interest Expense

The 2027 Notes bear interest at a fixed rate of 0.375%. The interest is payable semi-annually on March 1 and September 1 of each year, commencing in March 2020. The 2027 Notes have an effective interest rate of 3.1% attributable to the conversion feature. The 2025 Notes bear interest at a fixed rate of 0.125%. The interest is payable semi-annually on May 1 and November 1 of each year, commencing in November 2018. The 2025 Notes have an effective interest rate of 4.26% attributable to the conversion feature. The 2019 Notes did not bear regular interest, but had an effective interest rate of 3.2% attributable to the conversion feature. The Company is also obligated to pay ongoing commitment fees under the terms of the Credit Agreement. The following table sets forth total interest expense included in the consolidated statements of income for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Amortization of debt discount and issuance costs	$52,059	$46,493	$22,826
Coupon interest payable on 2025 Notes	1,436	874	—
Coupon interest payable on 2027 Notes	1,557	—	—
Revolving credit facility contractual interest expense	513	368	—
Capitalization of interest expense	(6,201)	(4,533)	(3,987)
Total interest expense	$49,364	$43,202	$18,839

12. Leases

The Company has entered into various operating lease agreements for its offices and co-location assets and related equipment. These operating leases have lease periods expiring between 2020 and 2034. In late 2019, the operating lease for the Company’s corporate headquarters in Cambridge, Massachusetts and an operating sublease for office space both commenced, each with lease terms of 15 years. The Company did not incur a loss associated with this operating sublease arrangement. The Company has not assumed any renewal options in the determination of these lease terms and variable costs are not included as lease components as they are not fixed.

The following table is a summary of the Company’s operating lease costs for the year ended December 31, 2019 (in thousands):

	Real Estate Arrangements	Co-location Arrangements	Total
Operating lease cost	$63,893	$96,020	$159,913
Short-term lease cost	111	14,301	14,412
Variable lease cost	15,610	23,524	39,134
Sublease income	(5,119)	—	(5,119)
Total operating lease costs	$74,495	$133,845	$208,340

Lease costs for real estate arrangements are included in general and administrative expenses in the consolidated statements of income. Lease costs for co-location arrangements are primarily included in cost of revenue.

At December 31, 2019, the real estate arrangements' weighted average remaining lease term and weighted average discount rate for operating leases were 12.8 years and 3.5%, respectively. At December 31, 2019, the co-location arrangements' weighted average remaining lease term and weighted average discount rate for operating leases were 3.9 years and 2.2%, respectively.

Maturities of operating lease liabilities as of December 31, 2019 were as follows (in thousands):

	Real Estate Arrangements	Co-location Arrangements
2020	$77,961	$63,514
2021	79,303	17,550
2022	75,657	9,603
2023	74,244	6,189
2024	67,727	4,795
Thereafter	532,549	14,695
Total lease payments	907,441	116,346
Less: imputed interest	186,457	5,686
Total lease liabilities	$720,984	$110,660

As of December 31, 2019, the Company had additional operating leases, primarily for real estate facilities, that had not yet commenced of $13.7 million, which will commence in 2020 and 2022, with lease terms of one year to seven years. The table above excludes approximately $211.0 million of future sublease income that is expected to be recognized through 2034.

As of December 31, 2019, the Company had outstanding letters of credit in the amount of $7.4 million, primarily related to operating leases. The letters of credit remain in effect until the Company fulfills its obligations under these leases or as such obligations expire under the terms of the letters of credit.

Prior Period Disclosures

The minimum aggregate future obligations under non-cancelable operating leases, including real estate, co-location and bandwidth commitments as of December 31, 2018 were as follows (in thousands):

	Real Estate Arrangements	Bandwidth and Co-location Arrangements
2019	$54,561	$138,777
2020	78,683	24,420
2021	75,991	8,463
2022	72,579	5,233
2023	70,101	2,156
Thereafter	599,339	3,709
Total	$951,254	$182,758

Rent expense for the years ended December 31, 2018 and 2017 was $63.2 million and $58.8 million, respectively, as determined under the previous standard. The Company has entered into sublease agreements with tenants of various properties previously vacated by the Company. The amounts paid to the Company by these sublease tenants was $3.8 million and $3.6 million for the years ended December 31, 2018 and 2017, respectively.

13. Commitments and Contingencies

As of December 31, 2019, the Company had long-term commitments for bandwidth usage with various networks and ISPs. Additionally, as of December 31, 2019, the Company had entered into purchase orders with various vendors. The minimum future commitments as of December 31, 2019 were as follows (in thousands):

	Bandwidth Commitments	Purchase Order Commitments
2020	$83,124	$190,042
2021	21,191	19,540
2022	7,407	11,985
2023	1,382	2,276
2024	49	1,606
Thereafter	90	364
Total	$113,243	$225,813

Legal Matters

The Company is party to various litigation matters that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material effect on the Company’s business, results of operations, financial condition or cash flows.

In July 2016, as part of the resolution of a patent infringement lawsuit filed by the Company against Limelight Networks, Inc. (“Limelight”) in 2006, the Company entered into an agreement that requires Limelight to pay the Company $54.0 million in 12 equal installments over three years, beginning in August 2016. During the years ended December 31, 2019, 2018 and 2017, the Company received $9.0 million, $18.0 million and $18.0 million, respectively, under this agreement. Substantially all of the amounts received were recorded as a gain contingency in the year the cash was received, which reduced general and administrative expenses in the consolidated statements of income, with the remaining as interest income.

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

14. Stockholders’ Equity

Stock Repurchase Program

In February 2016, the Board of Directors authorized a $1.0 billion share repurchase program that was effective from February 2016 through December 2018. In March 2018, the Company announced that its Board of Directors had increased its share repurchase authorization by $416.7 million, such that the amount that was authorized and available for repurchase in 2018 was $750.0 million. Subsequently, effective November 2018, the Board of Directors authorized an additional $1.1 billion repurchase program through December 2021. The Company's goals for the share repurchase programs are to offset the dilution created by its employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant.

During the years ended December 31, 2019, 2018 and 2017, the Company repurchased 4.0 million, 10.2 million and 6.9 million shares, respectively, of its common stock for $334.5 million, $750.0 million and $361.2 million, respectively, pursuant to the repurchase programs described above. As of December 31, 2019, the Company had $765.5 million available for future purchases of shares under the current repurchase program.

The Board of Directors authorized the retirement of all the outstanding shares of its treasury stock as of each of December 31, 2019, 2018 and 2017. The retired shares were returned to the number of authorized but unissued shares of the Company's common stock, and the retirement was recorded to additional paid-in capital.

15. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the year ended December 31, 2019 (in thousands):

	Foreign Currency Translation	Net Unrealized Gains on Investments	Total
Balance as of January 1, 2019	$(51,904)	$2,992	$(48,912)
Other comprehensive (loss) income	(1,020)	4,788	3,768
Balance as of December 31, 2019	$(52,924)	$7,780	$(45,144)

The tax effect on accumulated unrealized gains on investments was insignificant as of December 31, 2019 and 2018. Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the year ended December 31, 2019.

16. Revenue from Contracts with Customers

The Company sells its services through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. The following table summarizes revenue by geography included in the Company’s consolidated statements of income for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
U.S.	$1,694,211	$1,683,272	$1,637,198
International	1,199,406	1,031,202	851,837
Total revenue	$2,893,617	$2,714,474	$2,489,035

While the Company sells its services through a geographically dispersed sales force, it manages its customer relationships in two divisions: the Web Division and the Media and Carrier Division. Customers are assigned to a division for relationship management purposes according to their predominant purchasing activity; however, customers may purchase solutions managed by the other division as well. The following table summarizes revenue by division included in the Company’s consolidated statements of income for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Web Division	$1,566,401	$1,448,644	$1,307,641
Media and Carrier Division	1,327,216	1,265,830	1,181,394
Total revenue	$2,893,617	$2,714,474	$2,489,035

The Company reports revenue in two divisions: the Web Division and the Media and Carrier Division. Revenue by division is a customer-focused reporting view that reflects revenue from customers that are managed by the division. As the purchasing patterns and required account expertise of customers change over time, we may reassign a customer from one division to another. In 2019, the Company reassigned some customers from the Media and Carrier Division to the Web Division and revised historical results in order to reflect the most recent categorization and to provide a comparable view for all periods presented.

Most content delivery and security services represent obligations that are satisfied over time as the customer simultaneously receives and consumes the services provided by the Company. Accordingly, the majority of the Company's revenue is recognized over time, generally ratably over the term of the arrangement due to consistent monthly traffic commitments that expire each period. A small percentage of the Company's services are satisfied at a point in time, such as one-time professional services contracts, integration services, and most license sales where the primary obligation is delivery of the license at the start of the term. In these cases, revenue is recognized at a point in time of delivery or satisfaction of the performance obligation.

During the years ended December 31, 2019 and 2018, the Company recognized $64.1 million and $71.8 million of revenue that was included in deferred revenue as of December 31, 2018 and 2017, respectively.

As of December 31, 2019, the aggregate amount of remaining performance obligations from contracts with customers was $2.5 billion. The Company expects to recognize approximately 70% of its remaining performance obligations as revenue over the next 12 months, with the remaining recognized thereafter. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration such as usage-based contracts with no committed contract as well as anticipated renewed contracts.

17. Employee Benefit Plan

The Company has established a savings plan for its employees that is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to this plan through payroll deductions within statutory and plan limits. The Company contributed approximately $16.6 million, $16.7 million and $15.6 million of cash to the savings plan for the years ended December 31, 2019, 2018 and 2017, respectively, under a matching program.

18. Stock-Based Compensation

Equity Plans

In May 2013, the Company's stockholders approved the Akamai Technologies, Inc. 2013 Stock Incentive Plan (as amended in 2015 and 2017, the "2013 Plan"). The 2013 Plan replaced the Akamai Technologies, Inc. 2009 Stock Incentive Plan (the "2009 Plan"), which in turn replaced the Akamai Technologies, Inc. 2006 Stock Incentive Plan, the Akamai Technologies, Inc. 2001 Stock Incentive Plan and the Akamai Technologies, Inc. 1998 Stock Incentive Plan (together with the 2009 Plan, the "Previous Plans"). The Company no longer issues equity awards under the Previous Plans, and they solely exist to satisfy outstanding equity awards previously granted under those plans. The 2013 Plan allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards up to 21.5 million shares of common stock to employees, officers, directors, consultants and advisers of the Company. Additionally, the Company may grant up to 3.8 million shares of common stock thereunder that were available for grant under the 2009 Plan immediately prior to stockholder approval of the 2013 Plan. Any shares of common stock that are currently outstanding under the Previous Plans that are terminated, canceled, surrendered or forfeited will become available to grant under the 2013 Plan. As of December 31, 2019, the Company had reserved approximately 8.8 million shares of common stock available for future issuance of equity awards under the 2013 Plan.

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

The 1999 Employee Stock Purchase Plan ("1999 ESPP") permits eligible employees to purchase up to 1.5 million shares each June 1 and December 1, provided that the aggregate number of shares issued shall not exceed 20.0 million. The 1999 ESPP allows participants to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. During the years ended December 31, 2019, 2018 and 2017, the Company issued 0.9 million, 1.0 million and 1.1 million shares under the 1999 ESPP, respectively, with a weighted average purchase price per share of $61.04, $52.04 and $40.18, respectively. Total cash proceeds from the purchase of shares under the 1999 ESPP in the years ended December 31, 2019, 2018 and 2017 were $53.7 million, $50.7 million and $42.3 million, respectively. As of December 31, 2019, approximately $5.2 million had been withheld from employees for future purchases under the 1999 ESPP.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the Company’s consolidated statements of income for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Cost of revenue	$22,479	$21,892	$20,314
Research and development	49,685	44,034	38,864
Sales and marketing	62,150	64,373	60,246
General and administrative	52,826	53,514	44,884
Total stock-based compensation	187,140	183,813	164,308
Provision for income taxes	(51,177)	(48,502)	(56,237)
Total stock-based compensation, net of taxes	$135,963	$135,311	$108,071

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the years ended December 31, 2019, 2018 and 2017 also include stock-based compensation reflected as a component of amortization of capitalized internal-use software; the additional stock-based compensation was $30.6 million, $25.2 million and $17.5 million, respectively, before taxes.

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

The grant-date fair values of awards granted under the 1999 ESPP during the years ended December 31, 2019, 2018 and 2017 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2019	2018	2017
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	2.3%	1.9%	1.0%
Expected volatility	29.6%	31.2%	35.8%
Dividend yield	—%	—%	—%

For the years ended December 31, 2019, 2018 and 2017, the weighted average fair value of awards granted under the 1999 ESPP was $20.90 per share, $15.29 per share and $13.60 per share, respectively.

As of December 31, 2019, total pre-tax unrecognized compensation cost for stock options, restricted stock units, deferred stock units and shares of common stock issued under the 1999 ESPP was $267.6 million. The expense is expected to be recognized through 2023 over a weighted average period of 1.7 years.

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2019:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	120	$37.33
Exercised	(93)	39.23
Forfeited	(7)	44.88
Outstanding at December 31, 2019	20	$26.23	1.21	$1,230
Exercisable at December 31, 2019	20	$26.23	1.21	$1,230
Vested or expected to vest December 31, 2019	20	$26.23	1.21	$1,230

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $3.9 million, $8.2 million and $12.3 million, respectively. The total fair value of options vested for the years ended December 31, 2019 and 2018 was insignificant. The total fair value of options vested for the years ended December 31, 2017 was $1.2 million.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $86.38 on December 31, 2019, that would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date. The total number of shares issuable upon the exercise of “in-the-money” options exercisable as of December 31, 2019 was 20,000.

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

The following table summarizes the DSU activity for the year ended December 31, 2019:

	Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	171	$49.54
Granted	25	76.62
Vested and distributed	(97)	48.51
Outstanding at December 31, 2019	99	$57.50

The total pre-tax intrinsic value of DSUs that were vested and distributed during the years ended December 31, 2019, 2018 and 2017 was $7.7 million, $3.0 million and $1.5 million, respectively. The total fair value of DSUs that were vested and distributed during the years ended December 31, 2019, 2018 and 2017 was $4.9 million, $1.8 million and $1.7 million, respectively. The grant-date fair value is calculated based upon the Company’s closing stock price on the date of grant. As of December 31, 2019, 25,000 DSUs were unvested, with an aggregate intrinsic value of approximately $2.2 million and a weighted average remaining contractual life of approximately 0.4 years. These units are expected to vest in May 2020.

Restricted Stock Units

The following table summarizes the different types of restricted stock units ("RSUs") granted by the Company during the year ended December 31, 2019 (in thousands):

December 31, 2019
RSUs with service-based vesting conditions	2,769
RSUs with market-based vesting conditions	105
RSUs with performance-based vesting conditions	327
Total	3,201

RSUs represent the right to receive one share of the Company’s common stock upon vesting. RSUs are granted at the discretion of the Board of Directors, a committee thereof or, subject to defined limitations, the Chief Executive Officer of the Company, acting as a committee of one director, to whom such authority has been delegated. The Company has issued RSUs that vest based on the passage of time assuming continued service with the Company, RSUs that vest only upon the achievement of defined performance metrics tied primarily to revenue and earnings targets, and RSUs that vest based upon total shareholder return ("TSR") measured against the benchmark TSR of a peer group.

For RSUs with service-based vesting conditions, the fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is being recognized over the vesting period. Most RSUs with service-based vesting provisions vest in installments over a three- or four-year period following the grant date.

The Company uses the Monte Carlo simulation model to determine the fair value of the Company's RSUs based on TSR. This model requires the input of assumptions, including the estimated term of each award, the risk-free interest rate, historical stock price volatility of the Company's shares and historical stock price volatility of peer-company shares. The grant-date fair values of the TSR-based RSUs granted during the years ended December 31, 2019, 2018 and 2017 were estimated using a Monte Carlo simulation model with the following assumptions:

	2019	2018	2017
Expected term (in years)	3.0	3.0	3.0
Risk-free interest rate	2.5%	2.3%	1.4%
Akamai historical share price volatility	32.8%	35.5%	33.2%
Average volatility of peer-company share price	27.0%	26.3%	27.1%

For the years ended December 31, 2019, 2018 and 2017, management measured compensation expense for performance-based RSUs based upon a review of the Company’s expected achievement against specified financial performance targets. Such compensation cost is being recorded using a graded-vesting method for each series of grants of performance-based RSUs, to the extent management has deemed that such awards are probable of vesting based upon the expected achievement against the specified targets. On a periodic basis, management reviews the Company’s expected performance and adjusts the compensation cost, if needed, at such time.

The following table summarizes the RSU activity for the year ended December 31, 2019:

	Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	5,612	$62.25
Granted	3,201	72.30
Vested	(3,086)	63.36
Forfeited	(654)	67.34
Outstanding at December 31, 2019	5,073	$70.43

The total pre-tax intrinsic value of RSUs that vested during the years ended December 31, 2019, 2018 and 2017 was $189.4 million, $173.6 million and $168.6 million, respectively. The total fair value of RSUs that vested during the years ended December 31, 2019, 2018 and 2017 was $195.5 million, $178.3 million and $173.6 million, respectively. The grant-date fair value of each RSU is calculated based upon the Company’s closing stock price on the date of grant. As of December 31, 2019, 5.1 million RSUs were outstanding and unvested, with an aggregate intrinsic value of $438.4 million and a weighted average remaining vesting period of approximately 1.65 years. These RSUs are expected to vest on various dates through 2023.

19. Income Taxes

The components of income before provision for income taxes were as follows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
U.S.	$24,253	$(27,379)	$92,588
Foreign	508,228	370,468	221,604
Income before provision for income taxes	$532,481	$343,089	$314,192

The provision for income taxes consisted of the following for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Current tax (benefit) provision:
Federal	$(22,704)	$(29,982)	$41,090
State	3,835	8,085	6,336
Foreign	71,286	64,274	51,244
Deferred tax (benefit) provision:
Federal	(13,987)	5,954	(24,136)
State	(12,212)	701	21,689
Foreign	4,968	(7,140)	(4,367)
Change in valuation allowance	22,164	2,824	(430)
Total	$53,350	$44,716	$91,426

For the year ended December 31, 2017, income taxes incurred on intercompany sales were deferred on the balance sheet and amortized into earnings over the economic life of the intellectual property that was sold. Beginning in 2018, all income taxes incurred on intercompany sales are included in the current tax provision.

The Company’s effective tax rate differed from the U.S. federal statutory tax rate as follows for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
U.S. federal income tax rate	21.0%	21.0%	35.0%
State taxes	1.0	1.2	1.5
Share-based compensation	0.3	1.0	3.7
U.S. federal, state and foreign research and development credits	(6.0)	(7.6)	(7.0)
Foreign earnings	(6.1)	(6.0)	(7.9)
Domestic production activities deduction	—	—	(0.7)
Impact of TCJA, net	—	(0.8)	6.4
Impact of acquisition-related uncertain tax position	—	—	(2.9)
Release of uncertain tax position reserve	(5.9)	(1.9)	(0.5)
Intercompany sale of intellectual property	1.9	3.3	—
Valuation allowance	4.2	0.8	—
Other	(0.4)	2.0	1.5
	10.0%	13.0%	29.1%

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

The components of the net deferred tax assets and liabilities and the related valuation allowance as of December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
Accrued bonus	$25,487	$24,093
Deferred revenue	3,874	4,188
Deferred rent	—	11,245
Operating lease liability	147,375	—
Stock-based compensation	20,606	20,345
NOLs	25,851	15,743
Unrealized losses	1,529	1,039
Tax credit carryforwards	87,305	70,235
License income	—	2,245
Convertible senior notes interest	22,506	4,724
Other	12,501	11,759
Deferred tax assets	347,034	165,616
Depreciation and amortization	(16,896)	(23,912)
Acquired intangible assets	(51,758)	(45,773)
Operating lease ROU asset	(132,949)	—
Deferred commissions	(14,843)	(14,232)
Internal-use software development costs capitalized	(57,201)	(63,586)
Deferred tax liabilities	(273,647)	(147,503)
Valuation allowance	(26,046)	(2,824)
Net deferred tax assets	$47,341	$15,289

Valuation allowances will be recognized on deferred tax assets if it is more-likely-than-not that some or all of the deferred tax assets will not be utilized. In measuring deferred tax assets, the Company considers all available evidence, both positive and negative, to determine whether a valuation allowance is needed. As of December 31, 2019, the Company recorded a $26.0 million valuation allowance against deferred tax assets related to tax credits and state NOLs in which it is more-likely-than-not that such attributes will expire prior to utilization. The change in the valuation allowance during 2019 was $23.2 million.

The table below summarizes the Company's NOL and tax credit carryforwards in federal, state and foreign jurisdictions as of December 31, 2019 and 2018 (in thousands, except for years):

	2019	2018	Expirations at Various Dates Through:
NOL carryforwards:
Federal	$87,500	$52,500	2037
State	20,500	20,500	2039
Foreign	11,600	8,500	—
Federal and state research and development tax credit and other credit carryforwards	88,570	88,200	2034

The Company's U.S. federal and state NOL carryforwards relate to acquisitions completed in 2019, 2017 and 2012.

As of December 31, 2019, accumulated earnings outside the U.S. totaled $1.1 billion, the majority of which have been taxed due to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings and the tax on global intangible low taxed income ("GILTI") required by the TCJA. No provision for U.S. income and foreign withholding taxes has been provided for any remaining undistributed foreign earnings not subject to tax under the TCJA, or any additional basis differences inherent in these entities, as these amounts continue to be indefinitely reinvested. Determination of the amount of the unrecognized deferred tax liability on outside basis differences is not practicable because of the complexity of laws and regulations, the varying tax treatment of alternative repatriation scenarios, and the variation due to multiple potential assumptions relating to the timing of any future repatriation.

The following is a roll forward of the Company’s unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Balance at beginning of year	$64,892	$85,845	$69,117
Gross increases – tax positions of prior periods	74	2,704	2,692
Gross increases – current period tax positions	2,006	3,021	27,163
Gross decreases – tax positions of prior periods	(5,201)	(15,287)	(277)
Gross decreases – lapse of applicable statute of limitations	(28,672)	(6,186)	(12,850)
Gross decreases – settlements	(5,740)	(5,205)	—
Balance at end of year	$27,359	$64,892	$85,845

As of December 31, 2019, 2018 and 2017, the Company had approximately $32.6 million, $67.8 million and $90.7 million of unrecognized tax benefits, respectively. Total interest and penalties for unrecognized tax benefits include $7.8 million, $11.8 million and $10.7 million as of December 31, 2019, 2018 and 2017, respectively. Interest and penalties related to unrecognized tax benefits are recorded in the provision for income taxes and were $1.1 million, $1.3 million and $2.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate is approximately $32.6 million.

As of December 31, 2019, it is reasonably possible that $2.8 million of unrecognized tax benefits may be recognized within the next 12 months due to the expiration of local statutes of limitations. Certain U.S. state and foreign income tax returns from 2011 through 2017 are currently under audit. The Company has reserved for those positions that are not more-likely-than-not to be sustained.

The Company is also involved in litigation related to certain adverse audit determinations. In the second quarter of 2018, the Company filed an appeal with the Massachusetts Appellate Tax Board contesting the adverse audit findings related to certain tax benefits and exemptions. The appeal hearing was held in late 2019 and the Company awaits the judge's determination. The Company has determined that it is more-likely-than-not that it will prevail, and no reserve has been recorded related to these controversies. However, over the next 12 months, the Company's current assumptions and positions could change based on audit determinations and other events impacting its analysis. Such events, if resolved unfavorably, could significantly impact the Company’s effective income tax rate and results of operations. The Company has estimated that an adverse ruling related to its Massachusetts controversy could result in an gross income tax charge of approximately $35.0 million, which could be partially offset by certain state tax credits of $25.0 million which are not currently benefited as a result of the Company's valuation allowance assessment.

20. Net Income per Share

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

The following table sets forth the components used in the computation of basic and diluted net income per share for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share data):

	2019	2018	2017
Numerator:
Net income	$478,035	$298,373	$222,766
Denominator:
Shares used for basic net income per share	162,706	167,312	171,559
Effect of dilutive securities:
Stock options	68	132	260
RSUs and DSUs	1,799	1,744	892
Convertible senior notes	—	—	—
Warrants related to issuance of convertible senior notes	—	—	—
Shares used for diluted net income per share	164,573	169,188	172,711
Basic net income per share	$2.94	$1.78	$1.30
Diluted net income per share	$2.90	$1.76	$1.29

For the years ended December 31, 2019, 2018 and 2017, certain potential outstanding shares from stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Stock options	—	—	9
Service-based RSUs	763	899	3,258
Market-and performance-based RSUs	1,349	1,509	1,054
Convertible senior notes	21,991	19,797	7,704
Warrants related to issuance of convertible senior notes	21,991	19,797	7,704
Total shares excluded from computation	46,094	42,002	19,729

21. Akamai Foundation Endowment

During the second quarter of 2018, the Company contributed $50.0 million to the Akamai Foundation, a non-profit organization founded by certain current and former employees of the Company in 2000 (the "Foundation"). The Company has

the right to appoint the directors of the Foundation but receives no economic benefit from the Foundation's initiatives. The contribution is intended to be a one-time endowment. The associated expense is included in general and administrative expenses in the consolidated statements of income for the year ended December 31, 2018. The Foundation is a private corporate foundation with a mission of supporting youth education, with a focus on mathematics, as well as other charitable causes.

22. Segment and Geographic Information

The Company’s chief operating decision-maker is the chief executive officer and the executive management team. As of December 31, 2019, the Company operated in one industry segment: providing cloud services for securing, delivering and optimizing content and business applications over the Internet. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief executive officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate divisions and does not have separate operating or reportable segments.

The Company deploys its servers into networks worldwide. As of December 31, 2019, the Company had approximately $482.7 million and $303.7 million of net property and equipment, excluding internal-use software, located in the U.S. and foreign locations, respectively. As of December 31, 2018, the Company had approximately $331.5 million and $235.7 million of net property and equipment, excluding internal-use software, located in the U.S. and foreign locations, respectively.

The Company sells its services and licenses through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated and was $1,199.4 million, $1,031.2 million and $855.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period.

23. Quarterly Financial Results (unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2019:
Revenue	$706,508	$705,074	$709,912	$772,123
Cost of revenue (exclusive of amortization of acquired intangible assets)	240,743	242,193	246,938	257,750
Net income	107,130	113,915	137,890	119,100
Basic net income per share	0.66	0.70	0.85	0.74
Diluted net income per share	0.65	0.69	0.84	0.73
Year ended December 31, 2018:
Revenue	$688,724	$662,759	$669,628	$713,363
Cost of revenue (exclusive of amortization of acquired intangible assets)	234,825	235,487	239,246	243,927
Net income	53,714	43,061	107,583	94,015
Basic net income per share	0.32	0.25	0.65	0.58
Diluted net income per share	0.31	0.25	0.64	0.57

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework 2013.

Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2020 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Delinquent Section 16(a) Reports” and “Corporate Governance Highlights” and is incorporated by reference herein.

Our executive officers and directors and their positions as of February 28, 2020, are as follows:

Name	Position
F. Thomson Leighton	Chief Executive Officer and Director (Principal Executive Officer)
Edward McGowan	Chief Financial Officer (Principal Financial and Accounting Officer)
Aaron Ahola	Executive Vice President and General Counsel
Robert Blumofe	Executive Vice President – Platform and GM Enterprise Division
Adam Karon	Executive Vice President and GM Media and Carrier Divisions
Rick McConnell	President and GM Web Division
Anthony Williams	Executive Vice President and Chief Human Resources Officer
Monte E. Ford	Director
Jill A. Greenthal	Director
Daniel R. Hesse	Director
Peter T. Killalea	Director
Jonathan F. Miller	Director
Madhu Ranganathan	Director
Frederic V. Salerno	Director
Bernardus Verwaayen	Director
William R. Wagner	Director

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

Item 11. Executive Compensation

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2020 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Corporate Governance Highlights,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2020 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2020 Annual Meeting of Stockholders under the sections captioned “Certain Relationships and Related Party Transactions,” “Corporate Governance Highlights” and “Compensation Committee Interlocks and Insider Participation.”

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2020 Annual Meeting of Stockholders under the section captioned “Ratification of Selection of Independent Auditors.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents Filed as Part of this Annual Report on Form 10-K

1.	Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2019 and 2018

•	Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017

•	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2019, 2018 and 2017

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Financial statements schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

(b)	Exhibits

EXHIBIT INDEX

3.1(A)	Amended and Restated Certificate of Incorporation of Akamai Technologies, Inc., as amended

3.2	Amended and Restated Bylaws of Akamai Technologies, Inc., as amended

4.1(B)	Specimen common stock certificate

4.2(C)	Indenture (including form of Notes) with respect to Akamai’s 0.125% Convertible Senior Notes due 2025, dated as of May 21, 2018, between Akamai and U.S. Bank National Association, as trustee

4.3(D)
Indenture (including form of Notes) with respect to the Registrant’s 0.375% Convertible Senior Notes due September 1, 2027, dated as of August 16, 2019, between the Registrant and U.S. Bank National Association, as trustee

4.4	Description of Registrant's Securities Registered Under Section 12 of the Exchange Act

10.1(E)@	Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.2(F)@	Amendment to Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.3(G)@	2009 Akamai Technologies, Inc. Stock Incentive Plan

10.4(H)@	2013 Akamai Technologies, Inc. Stock Incentive Plan, as amended

10.5(I)	Blaze Software Inc. Stock Option Plan

10.6(J)	Cotendo, Inc. Amended and Restated 2008 Stock Plan

10.7(K)@	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan, as amended (time vesting)

10.8(L)@	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan (performance vesting)

10.9(L)@	Form of Stock Option Agreement for use under the 2013 Stock Incentive Plan

10.10(L)	Form of Deferred Stock Unit Agreement for use under the 2013 Stock Incentive Plan

10.11(M)@	Form of Performance-Based Vesting Restricted Stock Unit Agreement with Retirement Provision

10.12(N)@	Non-Employee Director Compensation Plan

10.13 (O)@	Form of Restricted Stock Unit Agreement Agreement for use under the 2013 Stock Incentive Plan (2019)

10.14@	Summary of the Registrant’s Compensatory Arrangements with Executive Officers

10.15@	Form Executive Bonus Plan

10.16(P)@	Akamai Technologies, Inc. Executive Severance Pay Plan, as amended

10.17(Q)@	Form of Executive Change in Control and Severance Agreement

10.18(R)@	Akamai Technologies, Inc. Policy on Departing Director Compensation

10.19(S)@	Akamai Technologies, Inc. U.S. Non-Qualified Deferred Compensation Plan

10.20(T)@	Employment Letter Agreement between the Registrant and F. Thomson Leighton dated February 25, 2013

10.21(Q)@	Amendment to Employment Letter Agreement between the Registrant and F. Thomson Leighton dated November 12, 2015

10.22(U)@	Transition Agreement dated February 25, 2019 between the Registrant and James Benson

10.23(P)@	Addendum to the Transition Agreement dated September 27, 2019 between the Registrant and James Benson

10.24(V)	Indenture of Lease for 145 Broadway, Cambridge, Massachusetts dated November 7, 2016

10.25(V)	Must-Take Premises and Right of First Offer Agreement among the Registrant, Boston Properties Limited Partnership and the Trustees of Ten Cambridge Center Trust dated November 7, 2016

10.26(W)	150 Broadway Real Property Lease Dated December 20, 2017

10.27(X)†	Exclusive Patent and Non-Exclusive Copyright License Agreement, dated as of October 26, 1998, between the Registrant and Massachusetts Institute of Technology

10.28(Y)
Credit Agreement by and among Akamai Technologies, Inc., the financial institutions identified therein as lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents and arrangers party thereto, dated May 10, 2018.

10.29(C)	Form of Call Option Confirmation between Akamai and each Option Counterparty

10.30(C)	Form of Warrant Confirmation between Akamai and each Option Counterparty

10.31(D)	Form of Call Option Confirmation between the Registrant and each Option Counterparty

10.32(D)	Form of Warrant Confirmation between the Registrant and each Option Counterparty

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101,.INS)
________________

(A)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 18884226) filed with the Commission on June 6, 2018.

(B)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended, filed with the Commission on October 13, 1999.

(C)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 18852548) filed with the Commission on May 22, 2018.

(D)	Incorporated by reference to the Registration's Current Report on Form 8-K (File No. 000-27275, 191033874) filed with the Commission on August 16, 2019.

(E)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 06691330) filed with the Commission on March 16, 2006.

(F)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 08823347) filed with the Commission on May 12, 2008.

(G)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 11865051) filed with the Commission on May 23, 2011.

(H)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 19835721) filed with the Commission on May 17, 2019.

(I)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on February 29, 2012.

(J)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 14, 2012.

(K)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 19810440) filed with the Commission on May 9, 2019.

(L)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-27275, 131025074) filed with the Commission on August 9, 2013.

(M)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 15585212) filed with the Commission on February 6, 2015.

(N)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 191009630) filed with the Commission on August 8, 2019.

(O)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 19810440) filed with the Commission on May 9, 2019.

(P)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 191132693) filed with the Commission on October 2, 2019.

(Q)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 151238671) filed with the Commission on November 17, 2015.

(R)	Incorporated by reference to the Registrant's Annual Report on form 10-K (File No. 000-27275, 17647667) filed with the Commission on February 28, 2017.

(S)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-27275, 15850176) filed with the Commission on May 11, 2015.

(T)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-27275, 13657899) filed with the Commission on March 1, 2013.

(U)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 19638297) filed with the Securities and Exchange Commission on February 27, 2019.

(V)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 161988699) filed with the Commission on November 10, 2016.

(W)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-27275, 18654889) filed with the Commission on March 1, 2018.

(X)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed with the Commission on September 27, 1999.

(Y)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 18837347) filed with the Commission on May 15, 2018.
_______________
@ Management contract or compensatory plan or arrangement filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of this Annual Report.
† Confidential Treatment has been granted as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.
* Submitted electronically herewith.

(c)	Not applicable.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2020	AKAMAI TECHNOLOGIES, INC.

	By:	/s/ EDWARD MCGOWAN
Edward McGowan Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. THOMSON LEIGHTON	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2020
F. Thomson Leighton

/s/ EDWARD MCGOWAN	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2020
Edward McGowan

/s/ MONTE E. FORD	Director	February 28, 2020
Monte E. Ford

/s/ JILL A. GREENTHAL	Director	February 28, 2020
Jill A. Greenthal

/s/ DANIEL R. HESSE	Director	February 28, 2020
Daniel R. Hesse

/s/ PETER T. KILLALEA	Director	February 28, 2020
Peter T. Killalea

/s/ JONATHAN F. MILLER	Director	February 28, 2020
Jonathan F. Miller

/s/ MADHU RANGANATHAN	Director	February 28, 2020
Madhu Ranganathan

/s/ FREDERIC V. SALERNO	Director	February 28, 2020
Frederic V. Salerno

/s/ BERNARDUS VERWAAYEN	Director	February 28, 2020
Bernardus Verwaayen

/s/ WILLIAM R. WAGNER	Director	February 28, 2020
William R. Wagner