Form 10-Q
period 2020-03-31
AKAMAI TECHNOLOGIES INC
filed 2020-05-08
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 5, 2020: 162,274,472

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$384,103	$393,745
Marketable securities	865,168	1,143,249
Accounts receivable, net of reserves of $3,181 and $1,880 at March 31, 2020, and December 31, 2019, respectively	613,809	551,943
Prepaid expenses and other current assets	151,504	142,676
Total current assets	2,014,584	2,231,613
Marketable securities	961,150	835,384
Property and equipment, net	1,180,550	1,152,153
Operating lease right-of-use assets	738,176	758,450
Acquired intangible assets, net	205,486	179,431
Goodwill	1,594,197	1,600,265
Deferred income tax assets	80,037	76,528
Other assets	173,776	173,062
Total assets	$6,947,956	$7,006,886

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS, continued

(in thousands, except share data)	March 31, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114,100	$138,946
Accrued expenses	265,442	334,861
Deferred revenue	99,101	71,223
Operating lease liabilities	141,876	139,463
Other current liabilities	9,728	8,843
Total current liabilities	630,247	693,336
Deferred revenue	4,182	4,368
Deferred income tax liabilities	29,049	29,187
Convertible senior notes	1,856,287	1,839,791
Operating lease liabilities	673,029	692,181
Other liabilities	82,944	90,065
Total liabilities	3,275,738	3,348,928
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 163,047,883 shares issued and 162,176,589 shares outstanding at March 31, 2020, and 162,000,843 shares issued and outstanding at December 31, 2019	1,631	1,620
Additional paid-in capital	3,658,990	3,653,486
Accumulated other comprehensive loss	(78,995)	(45,144)
Treasury stock, at cost, 871,294 shares at March 31, 2020, and no shares at December 31, 2019	(80,550)	—
Retained earnings	171,142	47,996
Total stockholders’ equity	3,672,218	3,657,958
Total liabilities and stockholders’ equity	$6,947,956	$7,006,886

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Revenue	$764,302	$706,508
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	268,582	240,743
Research and development	71,224	66,141
Sales and marketing	123,786	126,276
General and administrative	127,361	122,835
Amortization of acquired intangible assets	10,434	9,599
Restructuring charge	10,585	6,389
Total costs and operating expenses	611,972	571,983
Income from operations	152,330	134,525
Interest income	7,043	8,635
Interest expense	(17,205)	(12,116)
Other (expense) income, net	(4,108)	511
Income before provision for income taxes	138,060	131,555
Provision for income taxes	(14,292)	(24,425)
Loss from equity method investment	(622)	—
Net income	$123,146	$107,130
Net income per share:
Basic	$0.76	$0.66
Diluted	$0.75	$0.65
Shares used in per share calculations:
Basic	161,992	163,236
Diluted	163,684	164,787

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Net income	$123,146	$107,130
Other comprehensive (loss) income:
Foreign currency translation adjustments	(26,277)	502
Change in unrealized (loss) gain on investments, net of income tax benefit (provision) of $1,465 and $(554) for the three months ended March 31, 2020 and 2019, respectively	(7,574)	1,431
Other comprehensive (loss) income	(33,851)	1,933
Comprehensive income	$89,295	$109,063

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$123,146	$107,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,208	108,205
Stock-based compensation	47,493	45,305
(Benefit) provision for deferred income taxes	(2,888)	8,982
Amortization of debt discount and issuance costs	15,633	11,618
Other non-cash reconciling items, net	12,052	(121)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(73,913)	(43,766)
Prepaid expenses and other current assets	(10,434)	(13,029)
Accounts payable and accrued expenses	(27,458)	(85,366)
Deferred revenue	26,989	29,286
Other current liabilities	928	(9,473)
Other non-current assets and liabilities	(4,513)	2,079
Net cash provided by operating activities	223,243	160,850
Cash flows from investing activities:
Cash received (paid) for business acquisitions, net of cash acquired	106	(121,464)
Cash paid for asset acquisition	(36,376)	—
Cash paid for equity method investment	—	(40,213)
Purchases of property and equipment	(141,095)	(69,752)
Capitalization of internal-use software development costs	(74,334)	(72,677)
Purchases of short- and long-term marketable securities	(389,779)	(10,625)
Proceeds from sales of short- and long-term marketable securities	1,179	244
Proceeds from maturities of short- and long-term marketable securities	529,637	547,793
Other non-current assets and liabilities	(76)	2,935
Net cash (used in) provided by investing activities	(110,738)	236,241
Cash flows from financing activities:
Repayment of convertible senior notes	—	(690,000)
Proceeds related to the issuance of common stock under stock plans	19,546	19,774
Employee taxes paid related to net share settlement of stock-based awards	(50,835)	(38,639)
Repurchases of common stock	(80,550)	(34,872)
Other non-current assets and liabilities	—	(1,558)
Net cash used in financing activities	(111,839)	(745,295)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(8,983)	1,601
Net decrease in cash, cash equivalents and restricted cash	(8,317)	(346,603)
Cash, cash equivalents and restricted cash at beginning of period	394,146	1,036,987
Cash, cash equivalents and restricted cash at end of period	$385,829	$690,384

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received of $1,204 and $1,176 for the three months ended March 31, 2020 and 2019, respectively	$21,440	$44,165
Cash paid for interest expense	2,360	—
Cash paid for operating lease liabilities	47,066	30,504
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	31,050	29,257
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	22,874	49,627
Capitalization of stock-based compensation	8,722	8,831

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$384,103	$688,698
Restricted cash	1,726	1,686
Cash, cash equivalents and restricted cash	$385,829	$690,384

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended March 31, 2020
(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2020	162,000,843	$1,620	$3,653,486	$(45,144)	$—	$47,996	$3,657,958
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,047,040	11	(50,711)				(50,700)
Stock-based compensation			56,215				56,215
Repurchases of common stock	(871,294)				(80,550)		(80,550)
Net income						123,146	123,146
Foreign currency translation adjustment				(26,277)			(26,277)
Change in unrealized loss on investments, net of tax				(7,574)			(7,574)
Balance at March 31, 2020	162,176,589	$1,631	$3,658,990	$(78,995)	$(80,550)	$171,142	$3,672,218

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Three Months Ended March 31, 2019
(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2019	162,904,550	$1,629	$3,670,033	$(48,912)	$—	$(430,890)	$3,191,860
Cumulative-effect adjustment to accumulated deficit related to adoption of new accounting pronouncement						851	851
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,090,658	11	(37,775)				(37,764)
Stock-based compensation			54,079				54,079
Repurchases of common stock	(491,950)				(34,872)		(34,872)
Net income						107,130	107,130
Foreign currency translation adjustment				502			502
Change in unrealized gain on investments, net of tax				1,431			1,431
Balance at March 31, 2019	163,503,258	$1,640	$3,686,337	$(46,979)	$(34,872)	$(322,909)	$3,283,217

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed in, or omitted from, these interim financial statements. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 28, 2020.

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

Newly-Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued guidance that introduces a new methodology for accounting for credit losses on financial instruments. The guidance establishes a new "expected credit loss model" that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances. The Company prospectively adopted this standard on January 1, 2020. Adoption of the standard did not have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued guidance that addresses a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The guidance aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance for capitalizing costs associated with developing or obtaining internal-use software. The Company prospectively adopted this standard on January 1, 2020. Adoption of the standard did not have a material impact on the Company's consolidated financial statements.

2. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of March 31, 2020 and December 31, 2019 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of March 31, 2020
Commercial paper	$42,800	$26	$(7)	$42,819	$42,819	$—
Corporate bonds	1,404,124	1,435	(10,550)	1,395,009	725,175	669,834
U.S. government agency obligations	372,266	1,545	(3)	373,808	97,117	276,691
	$1,819,190	$3,006	$(10,560)	$1,811,636	$865,111	$946,525

As of December 31, 2019
Certificates of deposit	$150,000	$—	$—	$150,000	$150,000	$—
Commercial paper	73,829	23	(7)	73,845	73,845	—
Corporate bonds	1,368,668	1,840	(378)	1,370,130	753,538	616,592
U.S. government agency obligations	369,475	80	(74)	369,481	165,623	203,858
	$1,961,972	$1,943	$(459)	$1,963,456	$1,143,006	$820,450

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

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the consolidated statements of income. As of March 31, 2020, the Company did not hold any investments which were classified as available-for-sale marketable securities that had been in a continuous unrealized loss position for more than 12 months.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets as of March 31, 2020 and December 31, 2019 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
As of March 31, 2020
Money market funds	$1,348	$1,348	$—
Commercial paper	42,819	—	42,819
Corporate bonds	1,395,009	—	1,395,009
U.S. government agency obligations	373,808	—	373,808
Mutual funds	14,682	14,682	—
	$1,827,666	$16,030	$1,811,636

As of December 31, 2019
Money market funds	$50,779	$50,779	$—
Certificates of deposit	150,000	—	150,000
Commercial paper	73,845	—	73,845
Corporate bonds	1,370,130	—	1,370,130
U.S. government agency obligations	369,481	—	369,481
Mutual funds	15,177	15,177	—
	$2,029,412	$65,956	$1,963,456

As of March 31, 2020 and December 31, 2019, the Company grouped money market funds and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of March 31, 2020 and December 31, 2019, the Company grouped commercial paper, corporate bonds and U.S. government agency obligations using a Level 2 valuation because quoted prices for similar assets in active markets (or identical assets in an inactive market) are available. As of December 31, 2019, the Company also included bank certificates of deposit using Level 2 valuation because quoted prices for similar assets in active markets (or identical assets in an inactive market) are available. The Company did not have any transfers of assets between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2020.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020	December 31, 2019
Due in 1 year or less	$865,111	$1,143,006
Due after 1 year through 3 years	946,525	820,450
	$1,811,636	$1,963,456

3. Accounts Receivable

Net accounts receivable consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Trade accounts receivable	$440,302	$396,204
Unbilled accounts receivable	176,688	157,619
Gross accounts receivable	616,990	553,823
Allowances for current expected credit losses and other reserves	(3,181)	(1,880)
Accounts receivable, net	$613,809	$551,943

The following table summarizes the activity of the Company's allowance for current expected credit losses and other reserves during the three months ended March 31, 2020 (in thousands):

Balance as of January 1, 2020	$1,880
Charges to income from operations	1,752
Collections from customers previously reserved and other	(451)
Balance at March 31, 2020	$3,181

The allowance for current expected credit losses has been developed using historical loss rates for the previous twelve months as well as expectations about the future where the Company has been able to develop forecasts to support its estimates.

4. Incremental Costs to Obtain a Contract with a Customer

The following table summarizes the deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Deferred costs included in prepaid and other current assets	$43,044	$45,009
Deferred costs included in other assets	22,980	25,698
Total deferred costs	$66,024	$70,707

During the three months ended March 31, 2020 and 2019, the Company recognized $14.1 million and $10.8 million, respectively, of amortization expense related to deferred commissions. During the three months ended March 31, 2020 and 2019, the Company capitalized incremental costs to obtain a contract of $10.8 million and $6.5 million, respectively. Amortization expense and capitalization related to deferred commissions is primarily included in sales and marketing expense in the consolidated statements of income.

5. Goodwill and Acquired Intangible Assets

The change in the carrying amount of goodwill for the three months ended March 31, 2020 was as follows (in thousands):

Balance as of January 1, 2020	$1,600,265
Measurement period adjustments related to acquisitions completed in prior years	(1,056)
Foreign currency translation	(5,012)
Balance as of March 31, 2020	$1,594,197

The Company tests goodwill for impairment at least annually. Through the date the consolidated financial statements were issued, no triggering events had occurred that would indicate a potential impairment exists.

Acquired intangible assets that are subject to amortization consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$153,972	$(98,349)	$55,623	$153,722	$(94,088)	$59,634
Customer-related intangible assets	315,837	(168,943)	146,894	279,684	(163,155)	116,529
Non-compete agreements	823	(594)	229	830	(529)	301
Trademarks and trade names	7,555	(4,815)	2,740	7,600	(4,633)	2,967
Acquired license rights	490	(490)	—	490	(490)	—
Total	$478,677	$(273,191)	$205,486	$442,326	$(262,895)	$179,431

Aggregate expense related to amortization of acquired intangible assets for the three months ended March 31, 2020 and 2019 was $10.4 million and $9.6 million, respectively. Based on the Company’s acquired intangible assets as of March 31, 2020, aggregate expense related to amortization of acquired intangible assets is expected to be $31.4 million for the remainder of 2020, and $43.0 million, $37.3 million, $28.9 million and $20.5 million for 2021, 2022, 2023 and 2024, respectively.

6. Acquisitions

In February 2020, the Company acquired certain assets from Instart Logic, Inc. ("Instart"), a provider of cloud solutions to improve web and mobile application performance, for $36.4 million in cash. The purchase price was primarily allocated to a customer-related intangible asset that will be amortized over 17 years in a pattern that matches expense with expected economic benefits. The Company is transitioning the acquired customers to its Intelligent Edge Platform.

7. Debt

Convertible Notes – Due 2027

In August 2019, the Company issued $1,150.0 million in par value of convertible senior notes due 2027 (the "2027 Notes"). The 2027 Notes are senior unsecured obligations of the Company, bear regular interest of 0.375%, payable semi-annually in arrears on March 1 and September 1 of each year and mature on September 1, 2027, unless repurchased or converted in accordance with their terms prior to maturity.

At their option, holders may convert their 2027 Notes prior to the close of business on the business day immediately preceding May 1, 2027, only under the following circumstances:

•during any calendar quarter commencing after the calendar quarter ended December 31, 2019 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or

•upon the occurrence of specified corporate events.

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

The 2027 Notes consisted of the following components as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount and issuance costs, net of amortization	(216,356)	(222,928)
Net carrying amount	$933,644	$927,072

Equity component:	$220,529	$220,529

The estimated fair value of the 2027 Notes at March 31, 2020 and December 31, 2019 was $1,147.5 million and $1,133.8 million, respectively. The fair value was determined based on the quoted price of the 2027 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $91.49 on March 31, 2020, the value of the 2027 Notes if converted to common stock was less than the principal amount of $1,150.0 million.

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

At their option, holders may convert their 2025 Notes prior to the close of business on the business day immediately preceding January 1, 2025, only under the following circumstances:

•during any calendar quarter commencing after the calendar quarter ended June 30, 2018 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or

•upon the occurrence of specified corporate events.

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

The 2025 Notes consisted of the following components as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount and issuance costs, net of amortization	(227,357)	(237,281)
Net carrying amount	$922,643	$912,719

Equity component:	$285,225	$285,225

The estimated fair value of the 2025 Notes at March 31, 2020 and December 31, 2019 was $1,289.7 million and $1,270.7 million, respectively. The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $91.49 on March 31, 2020, the value of the 2025 Notes if converted to common stock was less than the principal amount of $1,150.0 million.

The Company used $46.2 million of the proceeds from the offering to repurchase shares of its common stock, concurrent with the issuance of the 2025 Notes. The repurchase was made in accordance with a share repurchase program previously approved by the Board of Directors. Additionally, $141.8 million of the proceeds was used for the net cost of convertible note hedge and warrant transactions. The Company also used a portion of the net proceeds to repay at maturity the $690.0 million in par value of convertible senior notes due in 2019.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. There were no outstanding borrowings under the Credit Agreement as of March 31, 2020.

Interest Expense

The 2027 Notes bear interest at a fixed rate of 0.375%. The interest is payable semi-annually on March 1 and September 1 of each year. The 2027 Notes have an effective interest rate of 3.1% attributable to the conversion feature. The 2025 Notes bear interest at a fixed rate of 0.125%. The interest is payable semi-annually on May 1 and November 1 of each year, commencing in November 2018. The 2025 Notes have an effective interest rate of 4.26% attributable to the conversion feature. The 2019 Notes did not bear regular interest, but had an effective interest rate of 3.2% attributable to the conversion feature. The Company is also obligated to pay ongoing commitment fees under the terms of the Credit Agreement. The following table sets forth total interest expense included in the consolidated statements of income for the three and three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Amortization of debt discount and issuance costs	$16,555	$13,009
Coupon interest payable on 2025 Notes	359	359
Coupon interest payable on 2027 Notes	1,078	—
Revolving credit facility contractual interest expense	135	139
Capitalization of interest expense	(922)	(1,391)
Total interest expense	$17,205	$12,116

8. Restructuring

During the fourth quarter of 2019, management committed to an action to restructure certain parts of the Company to focus on investments with the potential to accelerate revenue growth. As a result, certain headcount reductions were necessary and certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and implemented due to this action. The Company has incurred restructuring charges of $20.8 million as part of this action, of which $10.6 million was recognized during the three months ended March 31, 2020. Included in the charge is $6.2 million related to impairment of a right-of-use asset related to the exit of a leased facility. The Company does not expect to incur material additional restructuring charges related to this action.

During the fourth quarter of 2018, management committed to an action to restructure certain parts of the Company with the intent of re-balancing investments to ensure long-term growth and scale. As a result, certain headcount reductions were necessary and certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and implemented due to this action. The Company has incurred restructuring charges of $19.0 million as part of this action, of which $6.2 million was incurred during the three months ended March 31, 2019. There were no charges related to these actions during the three months ended March 31, 2020, and no additional charges are expected.

The following table summarizes the activity of the Company's restructuring accrual during the three months ended March 31, 2020 (in thousands):

	Employee Severance and Related Benefits	Software Charges	Other	Total
Balance as of January 1, 2020	$5,707	$99	$151	$5,957
Costs incurred	4,356	—	28	4,384
Cash disbursements	(3,935)	(99)	(137)	(4,171)
Non-cash charges	—	—	(11)	(11)
Balance as of March 31, 2020	$6,128	$—	$31	$6,159

9. Stockholders’ Equity

Share Repurchase Program

Effective November 2018, the Board authorized a $1.1 billion share repurchase program through December 2021. During the three months ended March 31, 2020, the Company repurchased 0.9 million shares of its common stock for $80.6 million. The Company's goals for the share repurchase program are to offset the dilution created by its employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s consolidated statements of income for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Cost of revenue	$5,736	$5,569
Research and development	12,065	12,057
Sales and marketing	15,735	15,051
General and administrative	13,957	12,628
Total stock-based compensation	47,493	45,305
Provision for income taxes	(12,636)	(12,993)
Total stock-based compensation, net of income taxes	$34,857	$32,312

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the three months ended March 31, 2020 and 2019 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $7.6 million and $8.1 million, respectively, before taxes.

10. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the three months ended March 31, 2020 (in thousands):

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Investments	Total
Balance as of January 1, 2020	$(52,924)	$7,780	$(45,144)
Other comprehensive loss	(26,277)	(7,574)	(33,851)
Balance as of March 31, 2020	$(79,201)	$206	$(78,995)

There were no amounts reclassified from accumulated other comprehensive loss to net income for the three months ended March 31, 2020.

11. Revenue from Contracts with Customers

The Company sells its solutions through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. The following table summarizes revenue by geography included in the Company’s consolidated statements of income for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019
U.S.	$428,930	$418,200
International	335,372	288,308
Total revenue	$764,302	$706,508

While the Company sells its solutions through a geographically dispersed sales force, it manages its customer relationships in two divisions: the Web Division and the Media and Carrier Division. Customers are assigned to a division for relationship management purposes according to their predominant purchasing activity; however, customers may purchase solutions managed by the other division as well. As of January 1, 2020, the Company reassigned some of its customers between the Media and Carrier Division and the Web Division and revised historical results in order to reflect the most recent categorization and to provide a comparable view for all periods presented. As the purchasing patterns and required account expertise of customers change over time, the Company may reassign a customer's division from one to another. The following table summarizes revenue by division included in the Company’s consolidated statements of income for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Web Division	$405,995	$374,202
Media and Carrier Division	358,307	332,306
Total revenue	$764,302	$706,508

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

During the three months ended March 31, 2020 and 2019, the Company recognized $44.2 million and $47.8 million of revenue that was included in deferred revenue as of December 31, 2019 and 2018, respectively.

As of March 31, 2020, the aggregate amount of remaining performance obligations from contracts with customers was $2.5 billion. The Company expects to recognize approximately 70% of its remaining performance obligations as revenue over the next 12 months, with the remaining recognized thereafter. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration such as usage-based contracts with no committed contract as well as anticipated renewed contracts.

12. Income Taxes

The Company's effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods. Potential discrete adjustments include tax charges or benefits related to stock-based compensation, changes in tax legislation, settlements of tax audits or assessments, uncertain tax positions and acquisitions, among other items.

The Company is currently under audit in multiple jurisdictions and, in certain cases, is involved in litigation related to adverse audit determinations. In the second quarter of 2018, the Company filed an appeal with the Massachusetts Appellate Tax Board contesting the adverse audit findings related to certain tax benefits and exemptions and is awaiting a ruling following trial. The Company has determined that it is more-likely-than-not that it will prevail, and no reserve has been recorded related to these controversies. However, over the next 12 months, the Company’s current assumptions and positions could change based on audit determinations and other events impacting its analysis. Such events, if resolved unfavorably, could significantly impact the Company’s effective income tax rate and results of operations. The Company has estimated that an adverse ruling related to its Massachusetts controversy could ultimately result in a gross income tax charge of approximately $36.0 million, which may be partially offset by certain state tax credits of $26.0 million, which are not currently benefited as a result of the Company's valuation allowance assessment.

The Company’s effective income tax rate was 10.4% and 18.6% for the three months ended March 31, 2020 and 2019, respectively. The lower effective tax rate for the three months ended March 31, 2020, is primarily due to an increase in foreign income taxed at lower rates, an increase in the excess tax benefit related to stock-based compensation, a decrease in intercompany sales of intellectual property and a decrease in the valuation allowance recorded against deferred tax assets related to state tax credits. These amounts were partially offset by a decrease in the benefit of U.S. federal, state and foreign research and development credits.

For the three months ended March 31, 2020, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by the valuation allowance recorded against deferred tax assets related to state tax credits, non-deductible stock-based compensation and state taxes.

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

In response to the novel coronavirus, or COVID-19, pandemic, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020. The CARES Act did not have a material impact on the effective tax rate for the period ending March 31, 2020. The Company will continue to monitor further changes to the global legislative and regulatory developments enacted as a result of COVID-19.

13. Net Income per Share

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

The following table sets forth the components used in the computation of basic and diluted net income per share for the three months ended March 31, 2020 and 2019 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2020	2019
Numerator:
Net income	$123,146	$107,130
Denominator:
Shares used for basic net income per share	161,992	163,236
Effect of dilutive securities:
Stock options	11	49
RSUs and DSUs	1,681	1,502
Convertible senior notes	—	—
Warrants related to issuance of convertible senior notes	—	—
Shares used for diluted net income per share	163,684	164,787
Basic net income per share	$0.76	$0.66
Diluted net income per share	$0.75	$0.65

For the three months ended March 31, 2020 and 2019, certain potential outstanding common shares from stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding common shares excluded from the computation of diluted net income per share for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Service-based RSUs	2,022	2,565
Market-and performance-based RSUs	1,487	1,484
Convertible senior notes	21,991	12,093
Warrants related to issuance of convertible senior notes	21,991	12,093
Total shares excluded from computation	47,491	28,235

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

Our management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which we have prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, revenue recognition, accounts receivable and related reserves, valuation and impairment of marketable securities, goodwill and acquired intangible assets, capitalized internal-use software development costs, impairment and useful lives of long-lived assets, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time they are made. Actual results may differ from our estimates. See the section entitled "Application of Critical Accounting Policies and Estimates" in our annual report on Form 10-K for the year-ended December 31, 2019 for further discussion of our critical accounting policies and estimates.

Overview

We provide solutions for securing, delivering and optimizing content and business applications over the Internet. The key factors that influence our financial success are our ability to build on recurring revenue commitments for our security and performance offerings, increase media traffic on our network, effectively manage the prices we charge for our solutions, develop new products and carefully manage our capital spending and other expenses.

Revenue

For most of our solutions, our customers commit to contracts having terms of a year or longer, which allows us to have a consistent and predictable base level of revenue. In addition to a base level of revenue, we are also dependent on media customers where usage of our solutions is more variable. As a result, our revenue is impacted by the amount of media and software download traffic we serve on our network, the rate of adoption of gaming, social media and video platform offerings and the timing and variability of customer-specific one-time events. Seasonal variations that impact traffic on our network, such as holiday shopping, can cause unpredictable revenue swings from quarter to quarter. Over the longer term, our ability to expand our product portfolio and to effectively manage the prices we charge for our solutions are key factors impacting our revenue growth.

We have observed the following trends related to our revenue in recent years:

•Increased sales of our security solutions have made a significant contribution to revenue growth. We plan to continue to invest in this area with a focus on further enhancing our product portfolio and extending our go-to-market capabilities.

•We have experienced increases in the amount of traffic delivered for customers that use our solutions for video, gaming downloads and social media, contributing to an increase in our revenue in the first quarter of 2020 as compared to the same period in 2019. In addition, as a result of the novel coronavirus, or COVID-19, outbreak, and resultant shelter-in-place requirements in various locations around the world, the rate of increase in traffic in the first quarter of 2020, as compared to prior quarters, accelerated significantly. This increased growth could continue in 2020 if the various shelter-in-place restrictions are extended or moderate if they are broadly lifted.

•We have increased committed recurring revenue from our solutions by increasing sales of incremental solutions to our existing customers and adding new customers; however, we have also experienced slower revenue growth in recent quarters particularly in our web performance solutions. We expect the trend of slower revenue growth in our web division to continue in 2020 as our customers, particularly in the commerce and travel and hospitality industries, continue to experience financial pressure, especially in light of the negative impacts of the COVID-19 pandemic on these customers' operations.

•The prices paid by some of our customers have declined, particularly in the context of contract renewals and large media consolidations, reflecting the impact of competition and volume discounts. Our revenue would have been higher absent these price declines.

•In recent years, revenue from our international operations has been growing at a faster pace than from our U.S. operations, particularly in terms of new customer acquisition and cross-selling of incremental solutions. Because we publicly report in U.S. dollars, the strong dollar has negatively impacted our results in recent quarters. If the dollar continues to strengthen, our reported revenue results will be negatively impacted.

•We have experienced variations in certain types of revenue from quarter to quarter. In particular, we typically experience higher revenue in the fourth quarter of each year for some of our solutions as a result of holiday season activity. In addition, we experience quarterly variations in revenue attributable to, among other things, the nature and timing of software and gaming releases by our customers; whether there are large live sporting or other events or situations (like the COVID-19 pandemic) that impact the amount of media traffic on our network; and the frequency and timing of purchases of custom solutions.

Expenses

Our level of profitability is also impacted by our expenses, including direct costs to support our revenue such as bandwidth and co-location costs. We have observed the following trends related to our profitability in recent years:

•Our profitability improved in the first quarter of 2020 as compared to the same period in 2019 due to higher revenue as well as the effects of cost savings and efficiency initiatives we have undertaken. We expect to continue to undertake efforts intended to improve the efficiency of operations. If we are able to continue our efficiency efforts such that our rate of revenue growth exceeds our expense growth rate and our business is not impacted more severely than currently anticipated by repercussions of the COVID-19 pandemic, we anticipate overall profitability improvement in 2020 as compared to 2019.

•Network bandwidth costs represent a significant portion of our cost of revenue. Historically, we have been able to mitigate increases in these costs by reducing our network bandwidth costs per unit and investing in internal-use software development to improve the performance and efficiency of our network. Our total bandwidth costs may increase in the future as a result of expected higher traffic levels and serving more traffic from higher cost regions. We will need to continue to effectively manage our bandwidth costs to maintain current levels of profitability.

•Co-location costs are also a significant portion of our cost of revenue. By improving our internal-use software and managing our hardware deployments to enable us to use servers more efficiently, we have been able to manage the growth of co-location costs. We expect to continue to scale our network in the future and will need to continue to effectively manage our co-location costs to maintain current levels of profitability.

•We expect to continue to manage our headcount and payroll costs in the future to focus investments on certain areas of the business while maintaining efficient operations in others. We expect to continue to hire employees in support of our strategic initiatives, but do not expect overall headcount to increase significantly in 2020. We also anticipate our ability to hire employees to be negatively impacted by the COVID-19 outbreak.

•Depreciation expense related to our network equipment also contributes to our overall expense levels, and we expect to continue to invest in our network in 2020, which will increase our capital expenditures and resulting depreciation expense. We have, however, experienced negative effects on our supply chain and some of our network deployment operations due to the COVID-19 pandemic; if these persist, there may be limitations on our ability to scale our network in the shorter term and network equipment costs can rise due to limited supply from manufacturing delays.

We report our revenue by division, which is a customer-focused reporting view that reflects revenue from customers that are managed by the division. We report our revenue in two divisions: the Web Division and the Media and Carrier Division. As the purchasing patterns and required account expertise of customers change over time, we may reassign a customer from one division to another. In early 2020, we reassigned some of our customers between the Media and Carrier Division and the Web Division and revised historical results in order to reflect the most recent categorization and to provide a comparable view for all periods presented.

Results of Operations

The following table sets forth, as a percentage of revenue, consolidated statements of income data for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Revenue	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	35.1	34.1
Research and development	9.3	9.4
Sales and marketing	16.2	17.9
General and administrative	16.7	17.4
Amortization of acquired intangible assets	1.4	1.4
Restructuring charge	1.4	0.9
Total costs and operating expenses	80.1	81.1
Income from operations	19.9	18.9
Interest income	0.9	1.2
Interest expense	(2.3)	(1.7)
Other (expense) income, net	(0.5)	0.1
Income before provision for income taxes	18.0	18.5
Provision for income taxes	(1.9)	(3.5)
Loss from equity method investment	(0.1)	—
Net income	16.0%	15.0%

Revenue

Revenue by division during the periods presented was as follows (in thousands):

	For the Three Months Ended March 31,
	2020	2019	% Change	% Change at Constant Currency
Web Division	$405,995	$374,202	8.5%	9.6%
Media and Carrier Division	358,307	332,306	7.8	8.7
Total revenue	$764,302	$706,508	8.2%	9.2%

During the three-month period ended March 31, 2020, the increase in our revenue as compared to the same period in 2019 was primarily the result of higher media traffic volumes, due in part to the impact of the outbreak of COVID-19, and continued strong growth in sales of our Cloud Security Solutions. During the three-month period ended March 31, 2020, our Cloud Security Solutions revenue was $240.3 million as compared to $190.1 million during the three-month period ended March 31, 2019, which represents a 26.4% increase. Cloud Security Solutions revenue increased due to higher sales of solutions across our security portfolio.

The increase in Web Division revenue during the three-month period ended March 31, 2020, as compared to the same period in 2019, was primarily the result of increased sales of both new and existing Cloud Security Solutions to this customer base, as described above. Customers who are experiencing financial difficulties as a result of the COVID-19 pandemic, specifically those in the commerce and travel and hospitality verticals, are primarily customers of our Web Division. Web Division revenue was negatively impacted, albeit modestly, during the three-months ended March 31, 2020 as a result of the pandemic, and we anticipate this trend to continue. However, it is difficult to predict length of time and amount by which the Web Division will be impacted due to the uncertain nature of the pandemic.

The increase in Media and Carrier Division revenue during the three-month period ended March 31, 2020, as compared to the same period in 2019, was primarily the result of increased customer traffic volumes from video delivery, gaming and social media customers, due in part to the impact of the outbreak of COVID-19, and sales of Cloud Security Solutions to this customer base.

Revenue derived in the U.S. and internationally during the periods presented was as follows (in thousands):

	For the Three Months Ended March 31,
	2020	2019	% Change	% Change at Constant Currency
U.S.	$428,930	$418,200	2.6%	2.6%
International	335,372	288,308	16.3	18.7
Total revenue	$764,302	$706,508	8.2%	9.2%

For the three-month period ended March 31, 2020, approximately 43.9% of our revenue was derived from our operations located outside the U.S., compared to 40.8% for the three-month period ended March 31, 2019. No single country outside the U.S. accounted for 10.0% or more of revenue during either of these periods. During the three-month period ended March 31, 2020, we continued to see strong revenue growth from our operations in the Asia-Pacific region and steady revenue growth in our EMEA region. Changes in foreign currency exchange rates impacted our revenue by an unfavorable $6.7 million during the three-month period ended March 31, 2020, as compared to the same period in 2019.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2020	2019	% Change
Bandwidth fees	$45,780	$42,473	7.8%
Co-location fees	35,389	29,492	20.0
Network build-out and supporting services	30,561	22,711	34.6
Payroll and related costs	65,807	60,263	9.2
Stock-based compensation, including amortization of prior capitalized amounts	12,994	13,309	(2.4)
Depreciation of network equipment	36,397	30,168	20.6
Amortization of internal-use software	41,654	42,327	(1.6)
Total cost of revenue	$268,582	$240,743	11.6%
As a percentage of revenue	35.1%	34.1%

The increase in total cost of revenue for the three-month period ended March 31, 2020, as compared to the same period in 2019, was primarily due to amounts paid for network build-out and supporting services related to installation fees and investments to our network. These investments resulted in higher depreciation costs as well as growth in payroll and related costs due to increased hiring in our services team in 2019 to support revenue growth.

During 2020, we plan to continue to focus our efforts on managing our operating margins, including continuing to manage our bandwidth and co-location costs. We anticipate depreciation of network equipment to increase in 2020 due to increased investments in our network with the expectation that our customer base will continue to expand and that we will continue to deliver more traffic to existing customers.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2020	2019	% Change
Payroll and related costs	$102,821	$94,944	8.3%
Stock-based compensation	12,065	12,057	0.1
Capitalized salaries and related costs	(46,300)	(43,359)	6.8
Other expenses	2,638	2,499	5.6
Total research and development	$71,224	$66,141	7.7%
As a percentage of revenue	9.3%	9.4%

The increase in research and development expenses during the three-month period ended March 31, 2020, as compared to the same period in 2019, was primarily due to growth in payroll and related costs as a result of headcount growth to support investments in new product development and network scaling.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. We capitalized $8.1 million of stock-based compensation during each of the three-month periods ended March 31, 2020 and March 31, 2019. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, which is generally two years, but can be up to seven years based on the software developed and its expected useful life.

We expect research and development costs to increase in 2020 as we maintain our focus on innovation; however, we do not expect these costs to increase as a percentage of revenue.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2020	2019	% Change
Payroll and related costs	$93,594	$92,651	1.0%
Stock-based compensation	15,735	15,050	4.6
Marketing programs and related costs	9,137	14,533	(37.1)
Other expenses	5,320	4,042	31.6
Total sales and marketing	$123,786	$126,276	(2.0)%
As a percentage of revenue	16.2%	17.9%

The decrease in sales and marketing expenses during the three-month period ended March 31, 2020, as compared to the same period in 2019, was primarily due to the cancellation or postponement of certain marketing events as a result of COVID-19.

During 2020, we do not expect significant increases in sales and marketing expenses as we plan to continue to carefully manage costs in our efforts to refine and optimize our go-to-market efforts and improve operating margins.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2020	2019	% Change
Payroll and related costs	$48,599	$49,651	(2.1)%
Stock-based compensation	13,957	12,628	10.5
Depreciation and amortization	20,465	18,373	11.4
Facilities-related costs	24,672	21,023	17.4
Allowance for doubtful accounts	2,199	800	174.9
Acquisition-related costs	76	451	(83.1)
License of patent	—	(4,403)	(100.0)
Professional fees and other expenses	17,393	24,312	(28.5)
Total general and administrative	$127,361	$122,835	3.7%
As a percentage of revenue	16.7%	17.4%

The increase in general and administrative expenses for the three-month period ended March 31, 2020, as compared to the same period in 2019, was primarily due to expansion of company infrastructure throughout 2019, including moving into our new corporate headquarters in Cambridge, Massachusetts, which increased facilities-related costs and depreciation and amortization. Additionally, the three-month period ended March 31, 2019 included license patent fees received as a result of our litigation with Limelight Networks, Inc. that did not recur in 2020. The allowance for doubtful accounts has also increased as a result of the estimated impact of COVID-19 on our customers’ ability to pay. These increases in general and administrative expenses were partially offset by a decrease in amounts paid to professional service providers for advisory services provided in connection internal transformation programs designed to improve operating margins.

Our general and administrative expenses can be categorized across three areas. Global functions expense includes payroll, stock-based compensation and other employee-related costs for administrative functions, including finance, purchasing, order entry, human resources, legal, information technology and executive personnel, as well as third-party professional service fees. Infrastructure expense includes payroll, stock-based compensation and other employee-related costs for our network infrastructure functions, as well as facility rent expense, depreciation and amortization of facility and IT-related assets, software and software-related costs, business insurance and taxes. Our network infrastructure function is responsible for network planning, sourcing, architecture evaluation and platform security. Other expense includes acquisition-related costs, provision for doubtful accounts, legal settlements, transformation costs and the license of a patent.

General and administrative expenses for the three-month periods ended March 31, 2020 and 2019 are broken out by category as follows (in thousands):

	For the Three Months Ended March 31,
	2020	2019	% Change
Global functions	$47,866	$49,468	(3.2)%
As a percentage of revenue	6.3%	7.0%
Infrastructure	77,220	72,327	6.8
As a percentage of revenue	10.1%	10.2%
Other	2,275	1,040	118.8
Total general and administrative expenses	$127,361	$122,835	3.7%
As a percentage of revenue	16.7%	17.4%

During 2020, we plan to continue to focus our efforts on managing our operating margins and, in particular, assessing opportunities to reduce third-party spending and increase automation of manual tasks.

Amortization of Acquired Intangible Assets

	For the Three Months Ended March 31,
(in thousands)	2020	2019	% Change
Amortization of acquired intangible assets	$10,434	$9,599	8.7%
As a percentage of revenue	1.4%	1.4%

The increase in amortization of acquired intangible assets for the three-month period ended March 31, 2020, as compared to the same period in 2019, was the result of amortization of assets related to our recent acquisitions. Based on our intangible assets at March 31, 2020, we expect amortization of acquired intangible assets to be approximately $31.4 million for the remainder of 2020, and $43.0 million, $37.3 million, $28.9 million and $20.5 million for 2021, 2022, 2023 and 2024, respectively.

Restructuring Charge

	For the Three Months Ended March 31,
(in thousands)	2020	2019	% Change
Restructuring charge	$10,585	$6,389	65.7%
As a percentage of revenue	1.4%	0.9%

The restructuring charges for the three-month period ended March 31, 2020 were primarily the result of management actions to focus on investments with the potential to accelerate revenue growth. The restructuring charge relates to certain headcount reductions and a $6.2 million impairment of a right-of-use asset related to the exit of a leased facility. We do not expect material additional restructuring charges related to these actions.

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

Non-Operating Income (Expense)

	For the Three Months Ended March 31,
(in thousands)	2020	2019	% Change
Interest income	$7,043	$8,635	(18.4)%
As a percentage of revenue	0.9%	1.2%
Interest expense	$(17,205)	$(12,116)	42.0%
As a percentage of revenue	(2.3)%	(1.7)%
Other (expense) income, net	$(4,108)	$511	(903.9)%
As a percentage of revenue	(0.5)%	0.1%

For the periods presented, interest income primarily consisted of interest earned on invested cash balances and marketable securities. The decrease in interest income for the three-month period ended March 31, 2020, as compared to the same period in 2019, was primarily the result of lower interest rates during the three-month period ended March 31, 2020, as compared to the same period in 2019.

Interest expense is related to our debt transactions, which are described in Note 7 to the consolidated financial statements. The increase in interest expense for the three-month period ended March 31, 2020, as compared to the same period in 2019, was due to the August 2019 issuance of $1,150.0 million in par value of convertible senior notes due 2027.

Other (expense) income, net primarily represents net foreign exchange gains and losses and other non-operating expense and income items. The fluctuation in other (expense) income, net for the three-month period ended March 31, 2020, as compared to the same period in 2019, is primarily due to the unfavorable impact of changes in foreign exchange rates.

Provision for Income Taxes

	For the Three Months Ended March 31,
(in thousands)	2020	2019	% Change
Provision for income taxes	$(14,292)	$(24,425)	(41.5)%
As a percentage of revenue	(1.9)%	(3.5)%
Effective income tax rate	(10.4)%	(18.6)%

For the three-month period ended March 31, 2020, as compared to the same period in 2019, our provision for income taxes decreased due to an increase in foreign income taxed at lower rates, an increase in the excess tax benefit related to stock-based compensation, a decrease in intercompany sales of intellectual property and a decrease in the valuation allowance recorded against deferred tax assets related to state tax credits. These amounts were partially offset by an increase in profitability and a decrease in the benefit of U.S. federal, state and foreign research and development credits.

For the three-month period ended March 31, 2020, our effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the impact of the excess tax benefit related to stock-based compensation and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by the impact of the valuation allowance recorded against deferred tax assets related to state tax credits, non-deductible stock-based compensation and state taxes.

For the three-month period ended March 31, 2019, our effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the impact of the excess tax benefit related to stock-based compensation and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by the valuation allowance recorded against deferred tax assets related to state tax credits, non-deductible executive compensation, state taxes and an intercompany sale of intellectual property.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020. The CARES Act did not have a material impact on the effective tax rate for the period ending March 31, 2020. We will continue to monitor further changes to the global legislative and regulatory developments enacted as a result of COVID-19.

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

Loss from Equity Method Investment

	For the Three Months Ended March 31,
(in thousands)	2020	2019	% Change
Loss from equity method investment	$(622)	$—	(100.0)%
As a percentage of revenue	(0.1)%	—%

During 2019, we started recognizing our share of earnings from our previously-announced investment with Mitsubishi UFJ Financial Group in a joint venture, Global Open Network, Inc., or GO-NET. GO-NET intends to operate a new blockchain-based online payment network. For the three-month period ended March 31, 2020, we recorded a loss of $0.6 million dollars which reflects our share of the losses incurred by GO-NET. We expect to record additional losses in 2020 and beyond as GO-NET continues executing on the early stages of its business plan.

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

Management believes that these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in the business, as they facilitate comparison of financial results across accounting periods and to those of our peer companies. Management also believes that these non-GAAP financial measures enable investors to evaluate our operating results and future prospects in the same manner as management. These non-GAAP financial measures may exclude expenses and gains that may be unusual in nature, infrequent or not reflective of our ongoing operating results.

The non-GAAP financial measures do not replace the presentation of our GAAP financial measures and should only be used as a supplement to, not as a substitute for, our financial results presented in accordance with GAAP.

The non-GAAP adjustments, and our basis for excluding them from non-GAAP financial measures, are outlined below:

•Amortization of acquired intangible assets – We have incurred amortization of intangible assets, included in our GAAP financial statements, related to various acquisitions we have made. The amount of an acquisition's purchase price allocated to intangible assets and term of its related amortization can vary significantly and are unique to each acquisition; therefore, we exclude amortization of acquired intangible assets from our non-GAAP financial measures to provide investors with a consistent basis for comparing pre- and post-acquisition operating results.

•Stock-based compensation and amortization of capitalized stock-based compensation – Although stock-based compensation is an important aspect of the compensation paid to our employees, the grant date fair value varies based on the stock price at the time of grant, varying valuation methodologies, subjective assumptions and the variety of award types. This makes the comparison of our current financial results to previous and future periods difficult to interpret; therefore, we believe it is useful to exclude stock-based compensation and amortization of capitalized stock-based compensation from our non-GAAP financial measures in order to highlight the performance of our core business and to be consistent with the way many investors evaluate our performance and compare our operating results to peer companies.

•Acquisition-related costs – Acquisition-related costs include transaction fees, advisory fees, due diligence costs and other direct costs associated with strategic activities. In addition, subsequent adjustments to our initial estimated amounts of contingent consideration and indemnification associated with specific acquisitions are included within acquisition-related costs. These amounts are impacted by the timing and size of the acquisitions. We exclude acquisition-related costs from our non-GAAP financial measures to provide a useful comparison of our operating results to prior periods and to our peer companies because such amounts vary significantly based on the magnitude of our acquisition transactions and do not reflect our core operations.

•Restructuring charges – We have incurred restructuring charges that are included in our GAAP financial statements, primarily related to workforce reductions and charges associated with exiting facility lease commitments. We exclude these items from our non-GAAP financial measures when evaluating our continuing business performance as such items vary significantly based on the magnitude of the restructuring action and do not reflect expected future operating expenses. In addition, these charges do not necessarily provide meaningful insight into the fundamentals of current or past operations of our business.

•Amortization of debt discount and issuance costs and amortization of capitalized interest expense – In August 2019, we issued $1,150 million of convertible senior notes due 2027 with a coupon interest rate of 0.375%. In May 2018, we issued $1,150 million of convertible senior notes due 2025 with a coupon interest rate of 0.125%. In February 2014, we issued $690 million of convertible senior notes due 2019 with a coupon interest rate of 0%. The imputed interest rates of these convertible senior notes were 3.10%, 4.26% and 3.20%, respectively. This is a result of the debt discounts recorded for the conversion features that are required to be separately accounted for as equity under GAAP, thereby reducing the carrying values of the convertible debt instruments. The debt discounts are amortized as interest expense together with the issuance costs of the debt. The interest expense excluded from our non-GAAP results is comprised of these non-cash components and is excluded from management's assessment of our operating performance because management believes the non-cash expense is not representative of ongoing operating performance.

•Gains and losses on investments – We have recorded gains and losses from the disposition, changes to fair value and impairment of certain investments. We believe excluding these amounts from our non-GAAP financial measures is useful to investors as the types of events giving rise to them are not representative of our core business operations and ongoing operating performance.

•Transformation costs – We have incurred professional services fees associated with internal transformation programs designed to improve operating margins and that are part of a planned program intended to significantly change the manner in which business is conducted. We believe excluding these amounts from our non-GAAP financial measures is useful to investors as the types of events and activities giving rise to them occur infrequently and are not representative of our core business operations and ongoing operating performance.

•Income and losses from equity method investment – We record income or losses on our share of earnings and losses of our equity method investment. We exclude such income and losses because we lack control over the operations of the investment and the related income and losses are not representative of our core business operations.

•Income tax effect of non-GAAP adjustments and certain discrete tax items – The non-GAAP adjustments described above are reported on a pre-tax basis. The income tax effect of non-GAAP adjustments is the difference between GAAP and non-GAAP income tax expense. Non-GAAP income tax expense is computed on non-GAAP pre-tax income (GAAP pre-tax income adjusted for non-GAAP adjustments) and excludes certain discrete tax items (such as recording or releasing of valuation allowances), if any. We believe that applying the non-GAAP adjustments and their related income tax effect allows us to highlight income attributable to our core operations.

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Income from operations	$152,330	$134,525
Amortization of acquired intangible assets	10,434	9,599
Stock-based compensation	47,493	45,305
Amortization of capitalized stock-based compensation and capitalized interest expense	8,589	9,233
Restructuring charge	10,585	6,389
Acquisition-related costs	76	451
Transformation costs	—	4,191
Non-GAAP income from operations	$229,507	$209,693

GAAP operating margin	20%	19%
Non-GAAP operating margin	30%	30%

The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Net income	$123,146	$107,130
Amortization of acquired intangible assets	10,434	9,599
Stock-based compensation	47,493	45,305
Amortization of capitalized stock-based compensation and capitalized interest expense	8,589	9,233
Restructuring charge	10,585	6,389
Acquisition-related costs	76	451
Transformation costs	—	4,191
Amortization of debt discount and issuance costs	15,633	11,618
Gain on investments	—	(690)
Loss from equity method investment	622	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(20,445)	(12,304)
Non-GAAP net income	$196,133	$180,922

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended March 31,
	2020	2019
GAAP net income per diluted share	$0.75	$0.65
Amortization of acquired intangible assets	0.06	0.06
Stock-based compensation	0.29	0.27
Amortization of capitalized stock-based compensation and capitalized interest expense	0.05	0.06
Restructuring charge	0.06	0.04
Acquisition-related costs	—	—
Transformation costs	—	0.03
Amortization of debt discount and issuance costs	0.10	0.07
Gain on investments	—	—
Loss from equity method investment	—	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.12)	(0.07)
Non-GAAP net income per diluted share (1)	$1.20	$1.10

Shares used in diluted per share calculations	163,684	164,787

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

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Net income	$123,146	$107,130
Interest income	(7,043)	(8,635)
Provision for income taxes	14,292	24,425
Depreciation and amortization	97,185	89,373
Amortization of capitalized stock-based compensation and capitalized interest expense	8,589	9,233
Amortization of acquired intangible assets	10,434	9,599
Stock-based compensation	47,493	45,305
Restructuring charge	10,585	6,389
Acquisition-related costs	76	451
Transformation costs	—	4,191
Interest expense	17,205	12,116
Gain on investments	—	(690)
Loss from equity method investment	622	—
Other expense, net	4,108	179
Adjusted EBITDA	$326,692	$299,066

Adjusted EBITDA margin	43%	42%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of March 31, 2020, our cash, cash equivalents and marketable securities, which primarily consisted of corporate bonds, totaled $2.2 billion. Factoring in the $2.3 billion in principal amount of convertible senior notes we have outstanding, our net cash at March 31, 2020 was in a negative position of $89.6 million. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy is also designed to limit the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as accounts receivable, deferred revenues, accounts payable and various accrued expenses, as well as changes in our capital and financial structure due to common stock repurchases, debt repayments and issuances, purchases and sales of marketable securities and similar events. We do not expect events related to the outbreak of COVID-19 to have a material impact to our liquidity in the near term; however, some of our customers may be unable to pay us for our services or may be unable to remit payments in a timely manner due to financial stresses the outbreak may have caused them. We believe that, particularly in situations like these, our strong balance sheet and cash position are important competitive differentiators that provide the financial stability and flexibility to enable us to continue to make investments at opportune times.

As of March 31, 2020, we had cash and cash equivalents of $324.0 million held in accounts outside the U.S. The U.S. Tax Cuts and Jobs Act establishes a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact. As a result, our liquidity is not materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Net income	$123,146	$107,130
Non-cash reconciling items included in net income	188,498	173,989
Changes in operating assets and liabilities	(88,401)	(120,269)
Net cash provided by operating activities	$223,243	$160,850

The increase in cash provided by operating activities for the three-month period ended March 31, 2020, as compared to the same period in 2019, was primarily due to increased profitability, the timing of vendor payments and lower cash paid for taxes in 2020.

Cash (Used in) Provided by Investing Activities

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Cash received (paid) for business acquisitions, net of cash acquired	$106	$(121,464)
Cash paid for asset acquisition	(36,376)	—
Purchases of property and equipment and capitalization of internal-use software development costs	(215,429)	(142,429)
Net marketable securities activity	141,037	537,412
Other investing activity	(76)	(37,278)
Net cash (used in) provided by investing activities	$(110,738)	$236,241

The change in cash flows from investing activities during the three-month period ended March 31, 2020, as compared to the same period in 2019, was driven by our marketable securities activity. During the three-month period ended March 31, 2019 we did not reinvest the majority of our proceeds from maturities of our marketable securities in order to repay our $690 million convertible senior note. During the three-month period ended March 31, 2020, our net marketable securities activity was less because we reinvested the majority of investments that matured. Partially offsetting this change in investing cash activities, was lower cash paid for acquisitions, as we acquired Janrain, Inc. during the three-month period ended March 31, 2019 and the assets of Instart Logic, Inc. during the same period in 2020.

Cash Used in Financing Activities

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Activity related to convertible senior notes	$—	$(690,000)
Activity related to stock-based compensation	(31,289)	(18,865)
Repurchases of common stock	(80,550)	(34,872)
Other financing activities	—	(1,558)
Net cash used in financing activities	$(111,839)	$(745,295)

Cash used in financing activities decreased during the three-month period ended March 31, 2020, as compared to the same period in 2019, due to the repayment of $690 million in convertible senior notes that were due in February 2019, partially offset by an increase in repurchases of common stock in 2020.

Effective November 2018, the Board authorized a $1.1 billion share repurchase program through December 2021. Our goals for the share repurchase program are to offset the dilution created by our employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant.

During the three-month period ended March 31, 2020, we repurchased 0.9 million shares of common stock at a weighted average price of $92.45 per share for an aggregate of $80.6 million. As of March 31, 2020, $684.9 million remains available for future share repurchases. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

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

The terms of the notes and hedge transactions are discussed more fully in Note 7 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. There were no outstanding borrowings under the Credit Agreement as of March 31, 2020.

Liquidity Outlook

Based on our present business plan, we expect our current cash, cash equivalents and marketable securities balances and our forecasted cash flows from operations to be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating costs, include our expected capital expenditures, investments in information technology, opportunistic business acquisitions, anticipated share repurchases, lease and purchase commitments and settlements of other long-term liabilities.

Contractual Obligations

Our principal commitments consist of service agreements with various vendors for bandwidth usage, obligations under leases with co-location facilities for data center capacity, obligations under leases for office space and open vendor purchase orders. Our minimum commitments related to bandwidth usage and co-location leases may vary from period to period depending on the timing and length of contract renewals with our vendors. As of March 31, 2020, there have been no significant changes in our future non-cancelable minimum payments under these commitments from those reported in our annual report on Form 10-K for the year ended December 31, 2019, other than normal period-to-period variations.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 13 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2019 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended March 31, 2020 was determined to be immaterial.

As of March 31, 2020, we did not have any additional material off-balance sheet arrangements.

Significant Accounting Policies and Estimates

See Note 1 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for information regarding recent and newly adopted accounting pronouncements. See also Note 2 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our significant accounting policies and estimates from those reported in our annual report on Form 10-K for the year ended December 31, 2019.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our consolidated statements of income within other income, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the three months ended March 31, 2020. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of March 31, 2020 and December 31, 2019, no customer had an accounts receivable balance greater than 10% of our accounts receivable. We believe that at March 31, 2020, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

We are party to litigation that we consider routine and incidental to our business. We do not currently expect the results of any of these litigation matters to have a material effect on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors

The following are important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. We have updated the following risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2019 to reflect the actual and potential impact of the novel coronavirus outbreak or similar events on our business: We may face slowing revenue growth which could negatively impact our profitability and stock price; If we are unable to continue to increase the amount of traffic we deliver over our network, it will be difficult to maintain or improve our current level of profitability without impacting our operations; Our business strategy depends on the ability to source adequate transmission capacity and the servers we need to operate our network; failure to have access to those resources could lead to loss of revenue and service disruptions; If we do not continue to develop new solutions that are attractive to enterprises, our revenues and operating results could be adversely affected; Cybersecurity breaches and attacks on us, as well as steps we need to take to prevent them, could lead to significant costs and disruptions that harm our business, financial results and reputation; We face risks associated with global operations that could harm our business; Defects or disruptions in our products and IT systems could require us to increase spending on upgrading systems, diminish demand for our solutions or subject us to substantial liability; Our failure to effectively manage our operations as our business evolves could harm us; If we are unable to retain our key employees and hire and retain qualified sales, technical, marketing and support personnel, our ability to compete could be harmed; and Our stock price has been, and may continue to be, volatile, and your investment could lose value.

We may face slowing revenue growth which could negatively impact our profitability and stock price.

The revenue growth rate we have enjoyed in recent years may not continue in future periods and could decline. Our revenue depends on continued growth in demand for our solutions and our ability to maintain the prices we charge for them. Our traditional offerings, particularly our Media and Web Performance solutions, are subject to increasing pricing pressure in certain verticals and geographies due to competition and business conditions affecting many of our customers. This has increased the difficulty of accelerating revenue growth. Our ability to increase our revenue depends on many other factors including how well we can:

•increase traffic on our network;
•retain existing customers and sell new and additional products to them;
•attract new customers;
•develop and sell new solutions that are attractive to our current and potential customers and not easily replicable by competitors;
•address potential commoditization of our delivery-based solutions, which can lead to lower prices and loss of customers to competitors;
•counteract multi-vendor policies designed to reduce reliance on any particular provider, such as us;
•adapt to changes in our customer contracting models from a committed revenue structure to a "pay-as-you-go" approach, which would make it easier for customers to stop doing business with us;
•anticipate and react to changes in usage or adoption rates of the Internet, e-commerce and electronic devices;
•handle the impact of competition across our business;
•cope with any inability of our customers, particularly commerce, travel and media companies, to continue their operations and spending levels; and
•manage the impact of changes in general economic conditions, public health issues, natural disasters and public unrest.

Many of our customers are facing significant disruptions to their business as a result of the international public health emergency associated with the COVID-19 outbreak. Many sporting events that were to be broadcast over the Internet have been canceled or postponed, reducing our anticipated revenues. In addition, we have renegotiated contract terms with numerous customers, including retailers, travel and hospitality companies and airlines, that are facing financial difficulty; those and other companies impacted by the pandemic may significantly reduce their purchases of our solutions or become unable to pay us for those they have committed to use. The economic fallout from the COVID-19 pandemic is likely to have far-reaching consequences across many other industries, which could lead to reduced spending by many other enterprises on technology solutions such as those we offer. An extended recession could lead to an increase in bankruptcies among our customers. Any of these circumstances would negatively impact our revenues. Restrictions on travel could also make it more difficult for us to finalize customer contracts.

A slowing revenue growth rate could negatively impact our profitability and stock price.

If we are unable to continue to increase the amount of traffic we deliver over our network, it will be difficult to maintain or improve our current level of profitability without impacting our operations.

Maintaining or improving our profitability depends both on our ability to increase our revenue, even with potential challenges discussed above, and limit our expenses. We base our decisions about expense levels and investments on estimates of our future revenue and future anticipated rate of growth; however, many of our expenses are fixed cost in nature for some minimum amount of time so it may not be possible to reduce costs in a timely manner or without incurring fees to exit certain obligations early. In anticipation of higher traffic on our network, including the significant traffic increases we have seen coincident with the COVID-19 outbreak and related changes in lifestyles and working situations, we have increased capital expenditures in recent quarters and expect to continue doing so in the near-term future. While it is always challenging to anticipate traffic growth, our ability to do so is even more limited now due to uncertainty about how long and at what levels the growth we have seen as a result of COVID-19 will continue. If such anticipated traffic growth does not materialize, our profitability will be negatively affected. Numerous factors can impact traffic growth including:

•the pace of introduction of over-the-top (often referred to as OTT) video delivery initiatives by our customers;
•the popularity of our customers' streaming offerings as compared to those offered by companies that do not use our solutions;
•the pace at which our customers' enterprise applications move from behind the firewall to the cloud;
•media and other customers utilizing their own data centers and implementing delivery approaches that limit or eliminate reliance on third party providers like us;
•global pandemics such as COVID-19; and
•general economic conditions and industry pressures.

If we are unable to increase revenue through traffic growth or otherwise and limit expenses, our results of operations will suffer. If we are required to significantly reduce expenses to maintain or improve profitability, such actions may negatively affect our ability to invest in our business for innovation, systems improvement and other initiatives.

Our business strategy depends on the ability to source adequate transmission capacity and the servers we need to operate our network; failure to have access to those resources could lead to loss of revenue and service disruptions.

With the COVID-19 pandemic, Internet traffic has grown rapidly in 2020 due to stay-at-home orders across the globe that limit in-person interactions and require remote work. Our ability to handle increased traffic is dependent in part upon transmission capacity provided by third party telecommunications network providers and availability of co-location facilities to house our servers. We may be unable to purchase the bandwidth and space we need from these providers due to limitations on their resources or other reasons outside of our control. Inability to access facilities where we would like to install servers, or perform maintenance on existing servers, because of governmental restrictions on access due to stay-at-home orders or social distancing requirements impedes our ability to expand or maintain capacity. As a result, there can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers, particularly those under cyber-attack or impacted by pandemic-related events. Failure to put in place the capacity we require to operate our business effectively could result in a reduction in, or disruption of, service to our customers and ultimately a loss of those customers. The Akamai Intelligent Edge Platform relies on hundreds of thousands of servers deployed around the world. Disruptions in our supply chain could prevent us from purchasing servers and other needed equipment at attractive prices or at all. For example, it has been, and may continue to be, more difficult to purchase servers, component parts and other equipment that are manufactured in areas that face disruptions to operations due to unrest or other political activity, public health issues (such as the COVID-19 pandemic), safety issues, natural disasters or general economic conditions. Failure to have adequate server deployment could harm the quality of our services, which could lead to the loss of customers and revenue.

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

Many of our current and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, broader product portfolios, longer operating histories, greater brand recognition and more established relationships in the industry than we do. As a result, some of these competitors may be able to:

•develop superior products or services;
•enter new markets more easily;
•gain greater market acceptance for their products and services;
•expand their offerings more efficiently and more rapidly;
•bundle their products that are competitive with ours with other solutions they offer in a way that makes our offerings less appealing to current and potential customers;
•more quickly adapt to new or emerging technologies and changes in customer requirements;
•take advantage of acquisition, investment and other opportunities more readily;
•offer lower prices than ours;
•spend more money on the promotion, marketing, and sales of their products and services; and
•spend more money on research and development, including offering higher salaries to talented professionals which may impact our ability to hire or retain engineering and other personnel.

Smaller and more nimble competitors may be able to:

•attract customers by offering less sophisticated versions of products and services than we provide at lower prices than those we charge;
•develop new business models that are disruptive to us;
•in some cases, use funds from recent initial public offerings or private financings to strengthen their business to enable them to better compete with us; and
•respond more quickly than we can to new or emerging technologies, changes in customer requirements, and market and industry developments, resulting in superior offerings.

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

Innovation is important to our revenue growth and profitability. We must develop new solutions that customers want to purchase in a rapidly-changing technology environment where it can be difficult to anticipate the needs of potential customers and competitors are also developing new solutions. The process of developing new solutions is complex, lengthy, and uncertain; we must commit significant resources to developing new services or features without knowing whether our investments will result in solutions the market will accept, and we may choose to invest in business areas for which a viable market for our products does not ultimately develop. This could cause our expenses to grow more rapidly than our revenue. Similarly, trying to innovate through acquisition can be costly and with uncertain prospects for success. If we choose to cut research and development expenses to increase our profitability, investment in innovation could suffer and limit our development of new products. Restrictions on the ability of our developers and other employees to work in our facilities as a result of restrictions imposed by governments to combat the COVID-19 pandemic could reduce their effectiveness including, for example, by making it more difficult for them to collaborate as effectively in the development of new solutions. Failure to develop, on a cost-effective basis, innovative new or enhanced solutions that are attractive to customers and profitable to us could have a material detrimental effect on our business, results of operations, financial condition and cash flows.

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

The Akamai Intelligent Edge network transmits and stores both our and our customers' information, data, and encryption keys; customer information and data may, in turn, include individual data of and about their individual end-users. Maintaining the security of the information we hold and of our solutions, network and internal IT systems, which include hundreds of thousands of servers, is a critical issue for us and our customers. Internet-based attacks on our customers and our own network are frequent and take a variety of forms that evolve over time, including distributed denial of service, or DDoS, attacks, infrastructure attacks, botnets, malicious file uploads, cross-site scripting, credential abuse, ransomware, bugs, viruses, worms and malicious software programs. Malicious actors also attempt to fraudulently induce employees or suppliers to disclose sensitive information through illegal electronic spamming, phishing or other tactics. In addition, unauthorized parties may attempt to gain physical access to our facilities in order to infiltrate our internal-use information systems. Cyberthreats are constantly evolving, increasing the difficulty of detecting and successfully defending against them.

Moreover, the complexities in managing the security profile of a distributed network with vast scale and geographic reach that evolves to incorporate new capabilities expose us to both known and unknown vulnerabilities. These vulnerabilities, resident in either software or configurations, may persist for extended periods of time. Our ability to detect vulnerabilities could be particularly limited during extraordinary events, such as the COVID-19 pandemic, where more workers are working remotely and dealing with unusual distractions. Similar security risks exist with respect to acquired companies, our business partners and the third-party vendors that we rely on for aspects of our information technology support services and administrative functions. As a result, we are subject to risks that the activities of our business partners and third-party vendors may adversely affect our business even if an attack or breach does not directly target our systems.

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

Breaches of our facilities, network, or data security could, among other things:

•disrupt the security of our systems and business applications;
•impair our ability to provide solutions to our customers and protect their data;
•result in product development delays;
•compromise confidential or technical business information, thereby harming our reputation or competitive position;
•result in theft or misuse of our intellectual property or other assets;
•expose us to lawsuits, fines or other penalties under privacy laws and other regulations;
•require us to allocate more resources to improved technologies; or
•otherwise adversely affect our business.

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

Privacy laws are rapidly proliferating, changing and evolving globally. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. New laws, such as the European Union General Data Protection Regulation, or GDPR, and the California Consumer Privacy Act of 2018, or CCPA, and industry self-regulatory codes have been enacted, and more laws are being considered that may affect how we use data generated from our network as well as our ability to reach current and prospective customers, understand how our solutions are being used and respond to customer requests allowed under the laws. Any perception that our business practices, our data collection activities or how our solutions operate represent an invasion of privacy, whether or not consistent with current regulations and industry practices, may subject us to public criticism or boycotts, class action lawsuits, reputational harm, or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to liability. Compliance with GDPR and other laws may be administratively difficult and expensive.

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

Our ability to leverage the data generated by our global network of servers is important to the value of many of the solutions we offer, our operational efficiency and future product development opportunities. Our ability to use data in this way may be constrained by regulatory developments. Compliance with applicable laws and regulations regarding personal data may require changes in services, business practices, or internal systems that result in increased costs, lower revenue, reduced efficiency, or greater difficulty in competing with foreign-based firms. Compliance with data regulations might limit our ability to innovate or offer certain features and functionality in some jurisdictions where we operate. Failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged non-compliant activity, as well as negative publicity and diversion of management time and effort.

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

A significant portion of our revenue growth in recent quarters has been attributable to revenue gains outside the United States. Our operations in foreign countries subject us to risks (in addition to the regulatory risks discussed above) that may increase our costs, make our operations less efficient and require significant management attention. These risks include:

•uncertainty regarding liability for content or services;
•loss of revenues if the U.S. or foreign governments impose limitations on doing business with significant current or potential customers;
•adjusting to different employee/employer relationships and different regulations governing such relationships;
•becoming subject to regulatory oversight, which may become more likely as governments exercise more oversight of the Internet in times of crisis such as the COVID-19 pandemic or under other circumstances;
•corporate and personal liability for alleged or actual violations of laws and regulations;
•difficulty in staffing, developing and managing foreign operations as a result of distance, language and cultural differences;
•theft of intellectual property in high-risk countries where we operate;
•difficulties in transferring funds from, or converting currencies in, certain countries;
•managing the costs and processes necessary to comply with export control, sanctions, anti-corruption, data protection and competition laws and regulations;

•reliance on channel partners over which we have limited control or influence on a day-to-day basis; and
•potentially adverse tax consequences.

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

Actions taken to address the COVID-19 pandemic have made, and are expected to continue to make, it more difficult for us to manage international operations, including as a result of travel restrictions on us and our customers. Geo-political events such as the United Kingdom's withdrawal from the European Union, commonly referred to as Brexit, may impact our business in different parts of the world. In particular, it is possible that the level of economic activity in the United Kingdom and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities, including those related to tax, trade, security and employee relations as a result of Brexit. Such changes could be costly and potentially disruptive to our operations and business relationships in affected regions. Trade disputes and unrest and other political activity, public health emergencies such as the COVID-19 outbreak, natural disasters or general economic or political factors that disrupt our customers' businesses or our own operations could negatively impact our revenue and ability to offer services in impacted countries.

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

Our business relies on our data systems, traffic measurement systems, billing systems, ordering processes and other operational and financial reporting and control systems. All of these systems have become increasingly complex due to the diversification and complexity of our business, acquisitions of new businesses with different systems, and increased regulation over controls and procedures. As a result, these systems could generate errors that impact traffic measurement or invoicing, revenue recognition and financial forecasting. We will need to continue to upgrade and improve our data systems, traffic measurement systems, billing systems, ordering processes and other operational and financial systems, procedures and controls. These upgrades and improvements may be difficult and costly. In addition, we could face strains on, or failures, of our internal IT systems if the COVID-19 persists for a longer period or governmental restrictions limit the ability of our command center personnel to work in our physical locations. If we are unable to adapt our systems and organization in a timely, efficient and cost-effective manner to accommodate changing circumstances, our business may be adversely affected.

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

We expect to continue to pursue acquisitions and other types of strategic relationships that involve technology sharing or close cooperation with other companies. Acquisitions and other complex transactions are accompanied by a number of risks, including the following:

•difficulty integrating the technologies, operations and personnel of acquired businesses;
•potential disruption of our ongoing business;
•potential distraction of management;
•diversion of business resources from core operations;
•financial consequences including an increase in operating expenses and other dilutive effects on our earnings;
•assumption of legal risks related to compliance with laws, including privacy and anti-corruption regulations;
•failure to realize synergies or other expected benefits;
•acquisition of IT systems that expose us to cybersecurity risks;
•increased accounting charges such as impairment of goodwill or intangible assets, amortization of intangible assets acquired and a reduction in the useful lives of intangible assets acquired; and
•potential unknown liabilities associated with acquired businesses.

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

Our future operating results will depend on our ability to manage our operations. As a result of the diversification of our business, personnel growth, increased usage of alternative working arrangements, acquisitions and international expansion in recent years, many of our employees are now based outside of our Cambridge, Massachusetts headquarters; however, most key management decisions are made by a relatively small group of individuals based primarily at our headquarters. If we are unable to appropriately increase management depth, enhance succession planning and decentralize our decision-making at a pace commensurate with our actual or desired growth rates, we may not be able to achieve our financial or operational goals. It is also important to our continued success that we hire qualified personnel, properly train them and manage out poorly-performing personnel, all while maintaining our corporate culture and spirit of innovation. If we are not successful in these efforts, our growth and operations could be adversely affected. With the restrictions on businesses intended to curb the spread of the COVID-19 virus, most of our employees worldwide have been working remotely since the first quarter of 2020. A long-term continuation of these restrictions could, among other things, negatively impact employee morale and productivity, inhibit our ability to hire and train new employees and impede our ability to support customers at the levels they expect. As a result, our business could suffer.

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

Our future success depends upon the services of our executive officers and other key technology, sales, marketing and support personnel who have critical industry experience and relationships. There is significant competition for talented individuals in the regions in which our primary offices are located, which affects both our ability to retain key employees and hire new ones. None of our officers or key employees is bound by an employment agreement for any specific term, and members of our senior management have left Akamai over the years for a variety of reasons. With restrictions on activities imposed by governments across the world as a result of the COVID-19 pandemic, it has become more difficult to hire new employees into our business. If these restrictions persist for an extended period, we may be unable to address fully our hiring needs. The loss of the services of a significant number of our employees or any of our key employees (including as a result of health issues related to the COVID-19 pandemic) or our inability to attract and retain new talent may be disruptive to our operations and overall business.

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

As we expand our business and develop new technologies, products and services, we have become increasingly subject to intellectual property infringement and other claims and related litigation. We have also agreed to indemnify our customers and channel and strategic partners if our solutions infringe or misappropriate specified intellectual property rights; as a result, we have been and could again become involved in litigation or claims brought against customers or channel or strategic partners if our solutions or technology are the subject of such allegations. Any litigation or claims, whether or not valid, brought against us or pursuant to which we indemnify our customers or partners could result in substantial costs and diversion of resources and require us to do one or more of the following:

•cease selling, incorporating or using features, functionalities, products or services that incorporate the challenged intellectual property;
•pay substantial damages and incur significant litigation expenses;
•obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; or
•redesign products or services.

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

The market price of our common stock has historically been volatile. Trading prices may continue to fluctuate in response to a number of events and factors, including the following:

•quarterly variations in operating results;
•announcements by our customers related to their businesses that could be viewed as impacting their usage of our solutions;
•market speculation about whether we are a takeover target or considering a strategic transaction;
•activism by any single large stockholder or combination of stockholders;
•changes in financial estimates and recommendations by securities analysts;
•failure to meet the expectations of securities analysts;
•purchases or sales of our stock by our officers and directors;
•general economic conditions and other macro-economic factors;
•repurchases of shares of our common stock;
•successful cyber-attacks affecting our network or systems;
•performance by other companies in our industry; and
•geopolitical conditions such as acts of terrorism, military conflicts or global pandemics.

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

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items such as equity-related compensation. We have recorded certain tax reserves to address potential exposures involving our income tax and sales and use tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. We are currently subject to tax audits in various jurisdictions including the Commonwealth of Massachusetts. In the second quarter of 2018, we filed an appeal with the Massachusetts Appellate Tax Board contesting adverse audit findings relating to our eligibility to claim certain tax benefits and exemptions and are awaiting a ruling following trial. If the outcome of this appeal and other audits are adverse to us, our reserves may not be adequate to cover our total actual liability, and we would need to take a financial charge. Although we believe our estimates, our reserves and the positions we have taken in all jurisdictions are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

Provisions of our charter, by-laws and Delaware law could make it more difficult for a third party to control or acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•a classified board structure that is being phased out over time, with approximately two-thirds of our Board of Directors up for re-election this year;
•our Board of Directors has the right to elect directors to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director;
•stockholders must provide advance notice to nominate individuals for election to the Board of Directors or to propose matters that can be acted upon at a stockholders' meeting; and
•our Board of Directors may issue, without stockholder approval, shares of undesignated preferred stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the first quarter of 2020 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
January 1, 2020 – January 31, 2020	304,403	$93.01	304,403	$737,169
February 1, 2020 – February 29, 2020	276,006	97.02	276,006	710,391
March 1, 2020 – March 31, 2020	290,885	87.52	290,885	684,931
Total	871,294	$92.45	871,294	$684,931

(1)Information is based on settlement dates of repurchase transactions.
(2)Consists of shares of our common stock, par value $0.01 per share.
(3)Includes commissions paid.
(4)Effective November 2018, the Board authorized a $1.1 billion repurchase program through December 2021.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.INS)

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Income for the three months ended March 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019, (iv) Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

May 8, 2020	By:	/s/ Edward McGowan
Edward McGowan
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)