Form 10-Q
period 2020-06-30
AKAMAI TECHNOLOGIES INC
filed 2020-08-07
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of August 4, 2020: 162,704,861

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$572,288	$393,745
Marketable securities	800,321	1,143,249
Accounts receivable, net of reserves of $6,225 and $1,880 at June 30, 2020, and December 31, 2019, respectively	644,659	551,943
Prepaid expenses and other current assets	175,731	142,676
Total current assets	2,192,999	2,231,613
Marketable securities	1,018,835	835,384
Property and equipment, net	1,281,392	1,152,153
Operating lease right-of-use assets	736,465	758,450
Acquired intangible assets, net	194,951	179,431
Goodwill	1,595,304	1,600,265
Deferred income tax assets	61,310	76,528
Other assets	143,542	173,062
Total assets	$7,224,798	$7,006,886

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS, continued

(in thousands, except share data)	June 30, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$153,958	$138,946
Accrued expenses	263,646	334,861
Deferred revenue	93,648	71,223
Operating lease liabilities	138,478	139,463
Other current liabilities	7,692	8,843
Total current liabilities	657,422	693,336
Deferred revenue	4,536	4,368
Deferred income tax liabilities	29,556	29,187
Convertible senior notes	1,872,937	1,839,791
Operating lease liabilities	673,678	692,181
Other liabilities	82,374	90,065
Total liabilities	3,320,503	3,348,928
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 163,773,348 shares issued and 162,630,477 shares outstanding at June 30, 2020, and 162,000,843 shares issued and outstanding at December 31, 2019	1,638	1,620
Additional paid-in capital	3,734,787	3,653,486
Accumulated other comprehensive loss	(57,307)	(45,144)
Treasury stock, at cost, 1,142,871 shares at June 30, 2020, and no shares at December 31, 2019	(107,880)	—
Retained earnings	333,057	47,996
Total stockholders’ equity	3,904,295	3,657,958
Total liabilities and stockholders’ equity	$7,224,798	$7,006,886

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue	$794,715	$705,074	$1,559,017	$1,411,582
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	276,804	242,193	545,386	482,936
Research and development	64,090	61,439	135,314	127,580
Sales and marketing	123,469	135,106	247,255	261,382
General and administrative	129,709	120,116	257,070	242,951
Amortization of acquired intangible assets	10,381	9,648	20,815	19,247
Restructuring (benefit) charge	(167)	790	10,418	7,179
Total costs and operating expenses	604,286	569,292	1,216,258	1,141,275
Income from operations	190,429	135,782	342,759	270,307
Interest income	9,502	6,410	16,545	15,045
Interest expense	(17,249)	(8,446)	(34,454)	(20,562)
Other expense, net	(1,603)	(578)	(5,711)	(67)
Income before provision for income taxes	181,079	133,168	319,139	264,723
Provision for income taxes	(18,671)	(19,253)	(32,963)	(43,678)
Loss from equity method investment	(493)	—	(1,115)	—
Net income	$161,915	$113,915	$285,061	$221,045
Net income per share:
Basic	$1.00	$0.70	$1.76	$1.35
Diluted	$0.98	$0.69	$1.74	$1.34
Shares used in per share calculations:
Basic	162,413	163,407	162,203	163,322
Diluted	164,768	165,019	164,226	164,903

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net income	$161,915	$113,915	$285,061	$221,045
Other comprehensive income (loss):
Foreign currency translation adjustments	5,808	2,849	(20,469)	3,351
Change in unrealized gain on investments, net of income tax provision of $5,144, $547, $3,679 and $1,101 for the three and six months ended June 30, 2020 and 2019, respectively	15,880	1,646	8,306	3,077
Other comprehensive income (loss)	21,688	4,495	(12,163)	6,428
Comprehensive income	$183,603	$118,410	$272,898	$227,473

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$285,061	$221,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	231,788	214,270
Stock-based compensation	96,684	93,447
Provision for deferred income taxes	11,394	24,608
Amortization of debt discount and issuance costs	31,310	19,628
Other non-cash reconciling items, net	14,804	1,180
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(105,546)	(38,127)
Prepaid expenses and other current assets	(9,979)	(23,287)
Accounts payable and accrued expenses	(47,402)	(52,789)
Deferred revenue	21,342	27,973
Other current liabilities	(1,115)	(18,739)
Other non-current assets and liabilities	(6,407)	9,570
Net cash provided by operating activities	521,934	478,779
Cash flows from investing activities:
Cash received (paid) for business acquisitions, net of cash acquired	106	(121,409)
Cash paid for asset acquisition	(36,376)	—
Cash paid for equity method investment	—	(36,008)
Purchases of property and equipment	(214,952)	(158,158)
Capitalization of internal-use software development costs	(120,716)	(117,620)
Purchases of short- and long-term marketable securities	(842,516)	(391,758)
Proceeds from sales of short- and long-term marketable securities	29,667	268
Proceeds from maturities of short- and long-term marketable securities	984,333	649,262
Other non-current assets and liabilities	79	2,237
Net cash used in investing activities	(200,375)	(173,186)
Cash flows from financing activities:
Repayment of convertible senior notes	—	(690,000)
Proceeds related to the issuance of common stock under stock plans	29,805	28,772
Employee taxes paid related to net share settlement of stock-based awards	(63,930)	(49,956)
Repurchases of common stock	(107,880)	(116,247)
Other non-current assets and liabilities	—	(1,558)
Net cash used in financing activities	(142,005)	(828,989)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(828)	2,678
Net increase (decrease) in cash, cash equivalents and restricted cash	178,726	(520,718)
Cash, cash equivalents and restricted cash at beginning of period	394,146	1,036,987
Cash, cash equivalents and restricted cash at end of period	$572,872	$516,269

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Six Months Ended June 30,
(in thousands)	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received of $6,711 and $2,216 for the six months ended June 30, 2020 and 2019, respectively	$26,409	$54,271
Cash paid for interest expense	3,079	719
Cash paid for operating lease liabilities	94,157	69,317
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	65,832	63,709
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	98,235	71,066
Capitalization of stock-based compensation	18,856	18,760

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$572,288	$515,896
Restricted cash	584	373
Cash, cash equivalents and restricted cash	$572,872	$516,269

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended June 30, 2020
(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2020	162,176,589	$1,631	$3,658,990	$(78,995)	$(80,550)	$171,142	$3,672,218
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	331,544	3	(12,595)				(12,592)
Issuance of common stock under employee stock purchase plan	393,921	4	29,166				29,170
Stock-based compensation			59,226				59,226
Repurchases of common stock	(271,577)				(27,330)		(27,330)
Net income						161,915	161,915
Foreign currency translation adjustment				5,808			5,808
Change in unrealized loss on investments, net of tax				15,880			15,880
Balance at June 30, 2020	162,630,477	$1,638	$3,734,787	$(57,307)	$(107,880)	$333,057	$3,904,295

	Three Months Ended June 30, 2019
(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2019	163,503,258	$1,640	$3,686,337	$(46,979)	$(34,872)	$(322,909)	$3,283,217
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	437,733	4	(11,151)				(11,147)
Issuance of common stock under employee stock purchase plan	473,462	5	27,664				27,669
Stock-based compensation			57,990				57,990
Repurchases of common stock	(1,055,362)				(81,375)		(81,375)
Net income						113,915	113,915
Foreign currency translation adjustment				2,849			2,849
Change in unrealized gain on investments, net of tax				1,646			1,646
Balance at June 30, 2019	163,359,091	$1,649	$3,760,840	$(42,484)	$(116,247)	$(208,994)	$3,394,764
AKAMAI TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Six Months Ended June 30, 2020
(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance as of January 1, 2020	162,000,843	$1,620	$3,653,486	$(45,144)	$—	$47,996	$3,657,958
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,378,584	14	(63,306)				(63,292)
Issuance of common stock under employee stock purchase plan	393,921	4	29,166				29,170
Stock-based compensation			115,441				115,441
Repurchases of common stock	(1,142,871)				(107,880)		(107,880)
Net income						285,061	285,061
Foreign currency translation adjustment				(20,469)			(20,469)
Change in unrealized loss on investments, net of tax				8,306			8,306
Balance as of June 30, 2020	162,630,477	$1,638	$3,734,787	$(57,307)	$(107,880)	$333,057	$3,904,295

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Six Months Ended June 30, 2019
(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance as of January 1, 2019	162,904,550	$1,629	$3,670,033	$(48,912)	$—	$(430,890)	$3,191,860
Cumulative-effect adjustment to accumulated deficit related to adoption of new accounting pronouncement						851	851
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,528,391	15	(48,926)				(48,911)
Issuance of common stock under employee stock purchase plan	473,462	5	27,664				27,669
Stock-based compensation			112,069				112,069
Repurchases of common stock	(1,547,312)				(116,247)		(116,247)
Net income						221,045	221,045
Foreign currency translation adjustment				3,351			3,351
Change in unrealized gain on investments, net of tax				3,077			3,077
Balance as of June 30, 2019	163,359,091	$1,649	$3,760,840	$(42,484)	$(116,247)	$(208,994)	$3,394,764

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides solutions for delivering, optimizing and securing content and business applications over the Internet. Its globally-distributed platform comprises approximately 300,000 servers across more than 130 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company currently operates in one industry segment: providing cloud services for delivering, optimizing and securing content and business applications over the Internet.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued guidance that is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. This guidance will be effective for the Company on January 1, 2022. The Company is evaluating the potential impact of adopting this new accounting guidance on its consolidated financial statements.

2. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of June 30, 2020 and December 31, 2019 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of June 30, 2020
Commercial paper	$26,897	$77	$(1)	$26,973	$26,973	$—
Corporate bonds	1,399,255	12,877	(339)	1,411,793	692,231	719,562
U.S. government agency obligations	362,188	866	(47)	363,007	80,851	282,156
	$1,788,340	$13,820	$(387)	$1,801,773	$800,055	$1,001,718

As of December 31, 2019
Certificates of deposit	$150,000	$—	$—	$150,000	$150,000	$—
Commercial paper	73,829	23	(7)	73,845	73,845	—
Corporate bonds	1,368,668	1,840	(378)	1,370,130	753,538	616,592
U.S. government agency obligations	369,475	80	(74)	369,481	165,623	203,858
	$1,961,972	$1,943	$(459)	$1,963,456	$1,143,006	$820,450

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

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the consolidated statements of income. As of June 30, 2020, the Company held for investment a corporate bond with a fair value of $1.6 million, which was classified as an available-for-sale marketable security that had been in a continuous unrealized loss position for more than 12 months. The immaterial unrealized loss related to this corporate bond is included in accumulated other comprehensive loss.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets as of June 30, 2020 and December 31, 2019 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
As of June 30, 2020
Money market funds	$104,131	$104,131	$—
Commercial paper	26,973	—	26,973
Corporate bonds	1,411,793	—	1,411,793
U.S. government agency obligations	363,007	—	363,007
Mutual funds	17,383	17,383	—
	$1,923,287	$121,514	$1,801,773

As of December 31, 2019
Money market funds	$50,779	$50,779	$—
Certificates of deposit	150,000	—	150,000
Commercial paper	73,845	—	73,845
Corporate bonds	1,370,130	—	1,370,130
U.S. government agency obligations	369,481	—	369,481
Mutual funds	15,177	15,177	—
	$2,029,412	$65,956	$1,963,456

As of June 30, 2020 and December 31, 2019, the Company grouped money market funds and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of June 30, 2020 and December 31, 2019, the Company grouped commercial paper, corporate bonds and U.S. government agency obligations using a Level 2 valuation because quoted prices for similar assets in active markets (or identical assets in an inactive market) are available. As of December 31, 2019, the Company also included bank certificates of deposit using Level 2 valuation because quoted prices for similar assets in active markets (or identical assets in an inactive market) are available. The Company did not have any transfers of assets between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the six months ended June 30, 2020.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020	December 31, 2019
Due in 1 year or less	$800,055	$1,143,006
Due after 1 year through 3 years	1,001,718	820,450
	$1,801,773	$1,963,456

3. Accounts Receivable

Net accounts receivable consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Trade accounts receivable	$482,451	$396,204
Unbilled accounts receivable	168,433	157,619
Gross accounts receivable	650,884	553,823
Allowances for current expected credit losses and other reserves	(6,225)	(1,880)
Accounts receivable, net	$644,659	$551,943

The following table summarizes the activity of the Company's allowance for current expected credit losses and other reserves during the six months ended June 30, 2020 (in thousands):

Balance as of January 1, 2020	$1,880
Charges to income from operations	7,523
Collections from customers previously reserved and other	(3,178)
Balance as of June 30, 2020	$6,225

The allowance for current expected credit losses has been developed using historical loss rates for the previous twelve months as well as expectations about the future where the Company has been able to develop forecasts to support its estimates.

4. Incremental Costs to Obtain a Contract with a Customer

The following table summarizes the deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Deferred costs included in prepaid and other current assets	$43,220	$45,009
Deferred costs included in other assets	19,816	25,698
Total deferred costs	$63,036	$70,707

During the three and six months ended June 30, 2020, the Company recognized $16.1 million and $30.2 million, respectively, of amortization expense related to deferred costs. During the three and six months ended June 30, 2019, the Company recognized $10.8 million and $21.6 million, respectively, of amortization expense related to deferred costs. Amortization expense related to deferred costs is primarily included in sales and marketing expense in the consolidated statements of income.

5. Goodwill and Acquired Intangible Assets

The change in the carrying amount of goodwill for the six months ended June 30, 2020 was as follows (in thousands):

Balance as of January 1, 2020	$1,600,265
Measurement period adjustments related to acquisitions completed in prior years	(1,056)
Foreign currency translation	(3,905)
Balance as of June 30, 2020	$1,595,304

The Company tests goodwill for impairment at least annually. Through the date the consolidated financial statements were issued, no triggering events had occurred that would indicate a potential impairment exists.

Acquired intangible assets that are subject to amortization consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$154,170	$(102,539)	$51,631	$153,722	$(94,088)	$59,634
Customer-related intangible assets	315,465	(174,845)	140,620	279,684	(163,155)	116,529
Non-compete agreements	819	(657)	162	830	(529)	301
Trademarks and trade names	7,548	(5,010)	2,538	7,600	(4,633)	2,967
Acquired license rights	490	(490)	—	490	(490)	—
Total	$478,492	$(283,541)	$194,951	$442,326	$(262,895)	$179,431

Aggregate expense related to amortization of acquired intangible assets for the three and six months ended June 30, 2020 was $10.4 million and $20.8 million, respectively. Aggregate expense related to amortization of acquired intangible assets for the three and six months ended June 30, 2019 was $9.6 million and $19.2 million, respectively. Based on the Company’s acquired intangible assets as of June 30, 2020, aggregate expense related to amortization of acquired intangible assets is expected to be $21.1 million for the remainder of 2020, and $43.0 million, $37.3 million, $28.9 million and $20.5 million for 2021, 2022, 2023 and 2024, respectively.

6. Acquisitions

In February 2020, the Company acquired certain assets from Instart Logic, Inc. ("Instart"), a provider of cloud solutions for improving web and mobile application performance, for $36.4 million in cash. The purchase price was primarily allocated to a customer-related intangible asset that will be amortized over 17 years in a pattern that matches expense with expected economic benefits. The Company is transitioning the acquired customers to its Intelligent Edge Platform.

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

The 2027 Notes consisted of the following components as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount and issuance costs, net of amortization	(209,737)	(222,928)
Net carrying amount	$940,263	$927,072

Equity component:	$220,529	$220,529

The estimated fair value of the 2027 Notes at June 30, 2020 and December 31, 2019 was $1,251.8 million and $1,133.8 million, respectively. The fair value was determined based on the quoted price of the 2027 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $107.09 on June 30, 2020, the value of the 2027 Notes if converted to common stock was more than the principal amount of $1,150.0 million.

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

The 2025 Notes consisted of the following components as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount and issuance costs, net of amortization	(217,326)	(237,281)
Net carrying amount	$932,674	$912,719

Equity component:	$285,225	$285,225

The estimated fair value of the 2025 Notes at June 30, 2020 and December 31, 2019 was $1,427.2 million and $1,270.7 million, respectively. The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $107.09 on June 30, 2020, the value of the 2025 Notes if converted to common stock was more than the principal amount of $1,150.0 million.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. There were no outstanding borrowings under the Credit Agreement as of June 30, 2020.

Interest Expense

The 2027 Notes bear interest at a fixed rate of 0.375%. The interest is payable semi-annually on March 1 and September 1 of each year. The 2027 Notes have an effective interest rate of 3.1% attributable to the conversion feature. The 2025 Notes bear interest at a fixed rate of 0.125%. The interest is payable semi-annually on May 1 and November 1 of each year, commencing in November 2018. The 2025 Notes have an effective interest rate of 4.26% attributable to the conversion feature. The 2019 Notes did not bear regular interest, but had an effective interest rate of 3.2% attributable to the conversion feature. The Company is also obligated to pay ongoing commitment fees under the terms of the Credit Agreement. The following table sets forth total interest expense included in the consolidated statements of income for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Amortization of debt discount and issuance costs	$16,709	$9,666	$33,264	$22,675
Coupon interest payable on 2025 Notes	359	359	718	718
Coupon interest payable on 2027 Notes	1,078	—	2,156	—
Revolving credit facility contractual interest expense	135	77	270	216
Capitalization of interest expense	(1,032)	(1,656)	(1,954)	(3,047)
Total interest expense	$17,249	$8,446	$34,454	$20,562

8. Restructuring

During the fourth quarter of 2019, management committed to an action to restructure certain parts of the Company to focus on investments with the potential to accelerate revenue growth. As a result, certain headcount reductions were necessary and certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and implemented due to this action. The Company has incurred restructuring charges of $20.6 million as part of this action, of which $10.4 million was recognized during the six months ended June 30, 2020. Included in the charge is $6.2 million related to impairment of a right-of-use asset related to the exit of a leased facility. The Company does not expect to incur material additional restructuring charges related to this action.

During the fourth quarter of 2018, management committed to an action to restructure certain parts of the Company with the intent of re-balancing investments to ensure long-term growth and scale. As a result, certain headcount reductions were necessary and certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and implemented due to this action. The Company has incurred restructuring charges of $19.0 million as part of this action, of which $0.8 million and $7.0 million, respectively, was incurred during the three and six months ended June 30, 2019. There were no charges related to these actions during the six months ended June 30, 2020, and no additional charges are expected.

The following table summarizes the activity of the Company's restructuring accrual during the six months ended June 30, 2020 (in thousands):

	Employee Severance and Related Benefits	Software Charges	Other	Total
Balance as of January 1, 2020	$5,707	$99	$151	$5,957
Costs incurred	4,168	—	49	4,217
Cash disbursements	(9,398)	(99)	(175)	(9,672)
Non-cash charges	—	—	(11)	(11)
Balance as of June 30, 2020	$477	$—	$14	$491

9. Stockholders’ Equity

Share Repurchase Program

Effective November 2018, the Board of Directors of the Company authorized a $1.1 billion share repurchase program through December 2021. During the three and six months ended June 30, 2020, the Company repurchased 0.3 million and 1.1 million shares of its common stock, respectively, for $27.3 million and $107.9 million, respectively. The Company's goals for the share repurchase program are to offset the dilution created by its employee equity compensation programs over time and provide the flexibility to return capital to shareholders as business and market conditions warrant.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s consolidated statements of income for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$6,254	$5,793	$11,990	$11,362
Research and development	11,549	12,044	23,614	24,101
Sales and marketing	16,011	15,740	31,746	30,791
General and administrative	15,377	14,565	29,334	27,193
Total stock-based compensation	49,191	48,142	96,684	93,447
Provision for income taxes	(16,823)	(13,798)	(29,459)	(26,791)
Total stock-based compensation, net of income taxes	$32,368	$34,344	$67,225	$66,656

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the three and six months ended June 30, 2020 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $7.2 million and $14.8 million, respectively, before taxes, and for the three and six months ended June 30, 2019, include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $7.3 million and $15.4 million, respectively, before taxes.

10. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the six months ended June 30, 2020 (in thousands):

	Foreign Currency Translation	Net Unrealized Gains on Investments	Total
Balance as of January 1, 2020	$(52,924)	$7,780	$(45,144)
Other comprehensive (loss) income	(20,469)	8,306	(12,163)
Balance as of June 30, 2020	$(73,393)	$16,086	$(57,307)

There were no amounts reclassified from accumulated other comprehensive loss to net income for the six months ended June 30, 2020.

11. Revenue from Contracts with Customers

The Company sells its solutions through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. The following table summarizes revenue by geography included in the Company’s consolidated statements of income for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
U.S.	$443,668	$416,859	$872,598	$835,059
International	351,047	288,215	686,419	576,523
Total revenue	$794,715	$705,074	$1,559,017	$1,411,582

While the Company sells its solutions through a geographically dispersed sales force, it manages its customer relationships in two divisions: the Web Division and the Media and Carrier Division. Customers are assigned to a division for relationship management purposes according to their predominant purchasing activity; however, customers may purchase solutions managed by the other division as well. As of January 1, 2020, the Company reassigned some of its customers between the Media and Carrier Division and the Web Division and revised historical results in order to reflect the most recent categorization and to provide a comparable view for all periods presented. As the purchasing patterns and required account expertise of customers change over time, the Company may reassign a customer's division from one to another. The following table summarizes revenue by division included in the Company’s consolidated statements of income for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Web Division	$404,342	$377,558	$810,337	$751,760
Media and Carrier Division	390,373	327,516	748,680	659,822
Total revenue	$794,715	$705,074	$1,559,017	$1,411,582

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

During the six months ended June 30, 2020 and 2019, the Company recognized $59.7 million and $52.8 million of revenue that was included in deferred revenue as of December 31, 2019 and 2018, respectively.

As of June 30, 2020, the aggregate amount of remaining performance obligations from contracts with customers was $2.5 billion. The Company expects to recognize approximately 70% of its remaining performance obligations as revenue over the next 12 months, with the remaining recognized thereafter. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration such as usage-based contracts with no committed contract as well as anticipated renewed contracts.

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

In the second quarter of 2018, the Company filed an appeal with the Massachusetts Appellate Tax Board (“MATB”) contesting adverse audit findings related to certain tax benefits and exemptions. In July 2020, the MATB ruled in the Company’s favor; however, the decision is eligible for appeal by the Massachusetts Department of Revenue. The Company has determined that it is more-likely-than-not that it will ultimately prevail in the event of any such appeal. Accordingly, no reserve has been recorded related to these controversies. The Company has, however, estimated that an adverse ruling could result in a gross income tax charge of approximately $37.0 million, which may be partially offset by certain state tax credits of $27.0 million, which are not currently benefited as a result of the Company's valuation allowance assessment.

The Company’s effective income tax rate was 10.3% and 16.5% for the six months ended June 30, 2020 and 2019, respectively. The lower effective tax rate for the six months ended June 30, 2020, is primarily due to an increase in foreign income taxed at lower rates, an increase in the excess tax benefit related to stock-based compensation, a decrease in intercompany sales of intellectual property and a decrease in the valuation allowance recorded against deferred tax assets related to state tax credits. These amounts were partially offset by a decrease in the benefit of U.S. federal, state and foreign research and development credits.

For the six months ended June 30, 2020, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by the valuation allowance recorded against deferred tax assets related to state tax credits, non-deductible stock-based compensation and state taxes.

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

In response to the novel coronavirus, or COVID-19, pandemic, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020. The CARES Act did not have a material impact on the effective tax rate for the period ended June 30, 2020. The Company will continue to monitor further changes to the global legislative and regulatory developments enacted as a result of COVID-19.

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

The following table sets forth the components used in the computation of basic and diluted net income per share for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$161,915	$113,915	$285,061	$221,045
Denominator:
Shares used for basic net income per share	162,413	163,407	162,203	163,322
Effect of dilutive securities:
Stock options	62	92	37	71
RSUs and DSUs	1,640	1,520	1,659	1,510
Convertible senior notes	653	—	327	—
Warrants related to issuance of convertible senior notes	—	—	—	—
Shares used for diluted net income per share	164,768	165,019	164,226	164,903
Basic net income per share	$1.00	$0.70	$1.76	$1.35
Diluted net income per share	$0.98	$0.69	$1.74	$1.34

For the three and six months ended June 30, 2020 and 2019, certain potential outstanding common shares issuable in respect of stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding common shares excluded from the computation of diluted net income per share for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Service-based RSUs	115	174	1,069	1,370
Market-and performance-based RSUs	1,383	1,484	1,435	1,484
Convertible senior notes	9,898	12,093	15,945	12,093
Warrants related to issuance of convertible senior notes	21,991	12,093	21,991	12,093
Total shares excluded from computation	33,387	25,844	40,440	27,040

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

Revenue

For most of our solutions, our customers commit to contracts having terms of a year or longer, which allows us to have a consistent and predictable base level of revenue. In addition to a base level of revenue, we are also dependent on media customers where usage of our solutions is more variable. As a result, our revenue is impacted by the amount of media and software download traffic we serve on our network, the rate of adoption of gaming, social media and video platform offerings, the timing and variability of customer-specific one-time events and geopolitical, economic and other developments that impact our customers' businesses. Seasonal variations that impact traffic on our network, such as holiday shopping, can cause unpredictable revenue swings from quarter to quarter. Over the longer term, our ability to expand our product portfolio and to effectively manage the prices we charge for our solutions are key factors impacting our revenue growth.

We have observed the following trends related to our revenue in recent years:

•Increased sales of our security solutions have made a significant contribution to revenue growth. We plan to continue to invest in this area with a focus on further enhancing our product portfolio and extending our go-to-market capabilities.

•We have experienced increases in the amount of traffic delivered for customers that use our solutions for video, gaming downloads and social media, contributing to an increase in our revenue in the first half of 2020 as compared to the same period in 2019. In addition, as a result of the novel coronavirus, or COVID-19, outbreak, and resultant shelter-in-place requirements in various locations around the world, the rate of increase in traffic in the first and second quarters of 2020, as compared to prior quarters, accelerated significantly. This increased year-over-year growth could continue in 2020 if the various shelter-in-place restrictions are extended or moderate if they are broadly lifted.

•While we have increased committed recurring revenue from our solutions by upselling incremental solutions to our existing customers and adding new customers, we have also experienced slower revenue growth in recent quarters in our web performance solutions. We expect the trend of slower revenue growth in our web division to continue in 2020 as our customers, particularly in the commerce and travel and hospitality industries, continue to experience financial pressure, especially in light of the negative impacts of the COVID-19 pandemic on these customers' operations.

•The prices paid by some of our customers have declined, particularly in the context of contract renewals and large media consolidations, reflecting the impact of competition and volume discounts. Our revenue would have been higher absent these price declines.

•Revenue from our international operations has been growing at a faster pace than from our U.S. operations, particularly in terms of new customer acquisition and cross-selling of incremental solutions. Because we publicly report in U.S. dollars, the strong dollar has negatively impacted our results in recent quarters. If the dollar continues to strengthen, our reported revenue results will be negatively impacted. Conversely, a weaker dollar would benefit our reported results.

•We have experienced variations in certain types of revenue from quarter to quarter. In particular, we typically experience higher revenue in the fourth quarter of each year for some of our solutions as a result of holiday season activity. In addition, we experience quarterly variations in revenue attributable to, among other things, the nature and timing of software and gaming releases by our customers; whether there are large live sporting or other events or situations (like the COVID-19 pandemic) that impact the amount of media traffic on our network; and the frequency and timing of purchases of custom solutions or licensed software.

Expenses

Our level of profitability is also impacted by our expenses, including direct costs to support our revenue such as bandwidth and co-location costs. We have observed the following trends related to our profitability in recent years:

•Our profitability improved in the first half of 2020 as compared to the same period in 2019 due to higher revenue as well as the effects of cost savings and efficiency initiatives we have undertaken and lower travel and marketing expenses resulting from pandemic-related shutdowns. We expect to continue to undertake efforts intended to improve the efficiency of operations. If we are able to continue our efficiency efforts such that our rate of revenue growth exceeds our expense growth rate and our business is not impacted more severely than currently anticipated by repercussions of the COVID-19 pandemic, we anticipate overall profitability improvement in 2020 as compared to 2019.

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

•We expect to continue to manage our headcount and payroll costs in the future to focus investments on certain areas of the business while maintaining efficient operations in others. We expect to continue to hire employees in support of our strategic initiatives, but do not expect overall headcount to increase significantly in 2020. Our ability to hire new employees could be negatively impacted by the COVID-19 pandemic.

•Depreciation expense related to our network equipment also contributes to our overall expense levels. During the second quarter of 2020, we accelerated our purchases of servers and other equipment used in our network to help meet the increased traffic demands arising during the COVID-19 pandemic and to make up for supply chain issues we experienced in the first quarter. We expect to continue to invest in our network in 2020, which will further increase our capital expenditures and resulting depreciation expense. Due to the negative effects the COVID-19 pandemic had on our supply chain and some of our network deployment operations, there may be continued limitations on our ability to scale our network in the shorter term and network equipment costs can rise due to limited supply from manufacturing delays.

We report our revenue by division, which is a customer-focused reporting view that reflects revenue from customers that are managed by the division. We report our revenue in two divisions: the Web Division and the Media and Carrier Division. As the purchasing patterns and required account expertise of customers change over time, we may reassign a customer from one division to another. In 2020, we reassigned some of our customers between the Media and Carrier Division and the Web Division and revised historical results in order to reflect the most recent categorization and to provide a comparable view for all periods presented.

Nearly all of our employees are working remotely due to the COVID-19 pandemic. We have re-opened three smaller offices in Asia (one of which has re-closed) and are continuously evaluating whether to re-open additional offices or re-close others that have been re-opened. Our operations have not been significantly disrupted by the shift to remote working, and we are not requiring employees whose roles do not require in-person presence to perform their jobs to return to offices before July 1, 2021. While we expect to incur expenses associated with enabling remote work and reconfiguring work spaces to ensure the safety and well being of employees accessing our locations, we do not currently believe those costs will materially impact our financial condition or results of operations. In the near term, we expect to continue to rely on the use of online marketing events and one-on-one web conferencing with customers to promote and sell our solutions.

Results of Operations

The following table sets forth, as a percentage of revenue, consolidated statements of income data for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	34.8	34.4	35.0	34.2
Research and development	8.1	8.7	8.7	9.0
Sales and marketing	15.5	19.2	15.9	18.5
General and administrative	16.3	17.0	16.5	17.2
Amortization of acquired intangible assets	1.3	1.4	1.3	1.4
Restructuring (benefit) charge	—	0.1	0.7	0.5
Total costs and operating expenses	76.0	80.8	78.1	80.8
Income from operations	24.0	19.2	21.9	19.2
Interest income	1.2	0.9	1.1	1.1
Interest expense	(2.2)	(1.2)	(2.2)	(1.5)
Other expense, net	(0.2)	(0.1)	(0.4)	—
Income before provision for income taxes	22.8	18.8	20.4	18.8
Provision for income taxes	(2.3)	(2.7)	(2.1)	(3.1)
Loss from equity method investment	(0.1)	—	(0.1)	—
Net income	20.4%	16.1%	18.2%	15.7%

Revenue

Revenue by division during the periods presented was as follows (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	% Change	% Change at Constant Currency	2020	2019	% Change	% Change at Constant Currency
Web Division	$404,342	$377,558	7.1%	8.3%	$810,337	$751,760	7.8%	8.9%
Media and Carrier Division	390,373	327,516	19.2	20.1	748,680	659,822	13.5	14.4
Total revenue	$794,715	$705,074	12.7%	13.8%	$1,559,017	$1,411,582	10.4%	11.5%

During the three- and six-month periods ended June 30, 2020, the increase in our revenue as compared to the same periods in 2019 was primarily the result of higher media traffic volumes due in part to the impact of the outbreak of COVID-19 and continued strong growth in sales of our Cloud Security Solutions. During the three-month period ended June 30, 2020, our Cloud Security Solutions revenue was $259.3 million as compared to $204.8 million during the three-month period ended June 30, 2019, which represents a 26.6% increase. During the six-month period ended June 30, 2020, our Cloud Security Solutions revenue was $499.6 million, as compared to $394.9 million during the six-month period ended June 30, 2019, which represents a 26.5% increase. Cloud Security Solutions revenue increased in both periods due to higher sales of solutions across our security portfolio.

The increase in Web Division revenue during the three- and six-month periods ended June 30, 2020, as compared to the same periods in 2019, was primarily the result of increased sales of both new and existing Cloud Security Solutions to this customer base. Customers that are experiencing financial difficulties as a result of the COVID-19 pandemic, specifically those in the commerce, retail and travel and hospitality verticals, are primarily customers of our Web Division. Web Division revenue was negatively impacted during the three- and six-month periods ended June 30, 2020 as a result of the pandemic, and we anticipate this trend to continue. It is, however, difficult to predict the length of time and amount by which the Web Division will be impacted due to the uncertain nature of the pandemic.

The increase in Media and Carrier Division revenue during the three- and six-month periods ended June 30, 2020, as compared to the same periods in 2019, was primarily the result of increased customer traffic volumes from video delivery, gaming and social media usage due in part to the impact of the outbreak of COVID-19 and sales of Cloud Security Solutions to this customer base.

Revenue derived in the U.S. and internationally during the periods presented was as follows (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	% Change	% Change at Constant Currency	2020	2019	% Change	% Change at Constant Currency
U.S.	$443,668	$416,859	6.4%	6.4%	$872,598	$835,059	4.5%	4.5%
International	351,047	288,215	21.8	24.5	686,419	576,523	19.1	21.6
Total revenue	$794,715	$705,074	12.7%	13.8%	$1,559,017	$1,411,582	10.4%	11.5%

For the three-month period ended June 30, 2020, approximately 44.2% of our revenue was derived from our operations located outside the U.S., compared to 40.9% for the three-month period ended June 30, 2019. For the six-month period ended June 30, 2020, approximately 44.0% of our revenue was derived from our operations located outside the U.S., compared to 40.8% for the six-month period ended June 30, 2019. No single country outside the U.S. accounted for 10% or more of revenue during either of these periods. During the three- and six-month periods ended June 30, 2020, we continued to see strong revenue growth from our operations in the Asia-Pacific region and steady revenue growth in our EMEA and Latin America regions. Changes in foreign currency exchange rates impacted our revenue by an unfavorable $7.6 million and $14.3 million during the three-and six-month periods ended June 30, 2020, respectively, as compared to the same periods in 2019.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Bandwidth fees	$52,076	$42,193	23.4%	$97,856	$84,666	15.6%
Co-location fees	37,013	31,421	17.8	72,402	60,913	18.9
Network build-out and supporting services	33,296	23,397	42.3	63,857	46,108	38.5
Payroll and related costs	63,620	61,751	3.0	129,427	122,014	6.1
Stock-based compensation, including amortization of prior capitalized amounts	13,055	12,684	2.9	26,049	25,993	0.2
Depreciation of network equipment	38,806	29,394	32.0	75,203	59,562	26.3
Amortization of internal-use software	38,938	41,353	(5.8)	80,592	83,680	(3.7)
Total cost of revenue	$276,804	$242,193	14.3%	$545,386	$482,936	12.9%
As a percentage of revenue	34.8%	34.4%		35.0%	34.2%

The increase in total cost of revenue for the three- and six-month periods ended June 30, 2020, as compared to the same periods in 2019, was primarily due to investments in our network to support current and anticipated future traffic growth, which resulted in increases to amounts paid for network build-out and supporting services, higher depreciation costs of our network equipment and increases to expenses related to our co-location facilities. Bandwidth fees also increased during this period due to growth in the amount of traffic served on our network.

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

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Payroll and related costs	$98,655	$94,492	4.4%	$201,476	$189,436	6.4%
Stock-based compensation	11,549	12,044	(4.1)	23,614	24,101	(2.0)
Capitalized salaries and related costs	(48,957)	(48,109)	1.8	(95,257)	(91,468)	4.1
Other expenses	2,843	3,012	(5.6)	5,481	5,511	(0.5)
Total research and development	$64,090	$61,439	4.3%	$135,314	$127,580	6.1%
As a percentage of revenue	8.1%	8.7%		8.7%	9.0%

The increase in research and development expenses during the three- and six-month periods ended June 30, 2020, as compared to the same periods in 2019, was primarily due to growth in payroll and related costs as a result of headcount growth to support investments in new product development and network scaling.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. We capitalized $9.4 million of stock-based compensation during each of the three-month periods ended June 30, 2020 and June 30, 2019. During each of the six-month periods ended June 30, 2020 and June 30, 2019, we capitalized $17.5 million of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, which is generally two years, but can be up to seven years based on the software developed and its expected useful life.

We expect research and development costs to increase in 2020 as we maintain our focus on innovation; however, we do not expect these costs to increase as a percentage of revenue.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Payroll and related costs	$94,645	$92,126	2.7%	$188,239	$184,777	1.9%
Stock-based compensation	16,011	15,740	1.7	31,746	30,790	3.1
Marketing programs and related costs	10,577	17,482	(39.5)	19,714	32,015	(38.4)
Other expenses	2,236	9,758	(77.1)	7,556	13,800	(45.2)
Total sales and marketing	$123,469	$135,106	(8.6)%	$247,255	$261,382	(5.4)%
As a percentage of revenue	15.5%	19.2%		15.9%	18.5%

The decrease in sales and marketing expenses during the three- and six-month periods ended June 30, 2020, as compared to the same periods in 2019, was primarily due to the cancellation or postponement of certain marketing events as a result of restrictions associated with the COVID-19 pandemic. The decrease in sales and marketing expenses during the three-month period ended June 30, 2020, as compared to the same period in 2019, was also attributed to a decline in other expenses as a result of travel restrictions due to COVID-19, which resulted in decreased expenditures for airfare, lodging and other costs related to in-person customer events and meetings.

During 2020, we expect sales and marketing expenses to decrease, as compared to 2019, as we continue to be impacted by COVID-19, which is limiting in-person marketing events and customer meetings and eliminating the associated expenses. These reductions could moderate to the extent restrictions related to the pandemic are lifted. We also plan to continue to carefully manage costs in our efforts to refine and optimize our go-to-market efforts and improve operating margins.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Payroll and related costs	$49,475	$47,705	3.7%	$98,074	$97,356	0.7%
Stock-based compensation	15,377	14,565	5.6	29,334	27,193	7.9
Depreciation and amortization	20,654	18,778	10.0	41,119	37,151	10.7
Facilities-related costs	23,898	21,042	13.6	48,570	42,065	15.5
Allowance for doubtful accounts	2,893	915	216.2	5,092	1,715	196.9
Acquisition-related costs	62	524	(88.2)	138	975	(85.8)
License of patent	—	(4,452)	(100.0)	—	(8,855)	(100.0)
Legal settlements	275	—	100.0	275	—	100.0
Professional fees and other expenses	17,075	21,039	(18.8)	34,468	45,351	(24.0)
Total general and administrative	$129,709	$120,116	8.0%	$257,070	$242,951	5.8%
As a percentage of revenue	16.3%	17.0%		16.5%	17.2%

The increase in general and administrative expenses for the three- and six-month periods ended June 30, 2020, as compared to the same periods in 2019, was primarily due to expansion of company infrastructure throughout 2019, including moving into our new corporate headquarters in Cambridge, Massachusetts, which increased facilities-related costs and depreciation and amortization. Additionally, the three- and six-month periods ended June 30, 2019 included license patent fees received as a result of our litigation with Limelight Networks, Inc. that did not recur in 2020. The allowance for doubtful accounts has also increased during these periods in 2020 as a result of the estimated impact of COVID-19 on our customers’ ability to pay. These increases in general and administrative expenses were partially offset by a decrease in amounts paid to professional service providers for advisory services provided in connection internal transformation programs designed to improve operating margins.

Our general and administrative expenses can be categorized across three areas. Global functions expense includes payroll, stock-based compensation and other employee-related costs for administrative functions, including finance, purchasing, order entry, human resources, legal, information technology and executive personnel, as well as third-party professional service fees. Infrastructure expense includes payroll, stock-based compensation and other employee-related costs for our network infrastructure functions, as well as facility rent expense, depreciation and amortization of facility and IT-related assets, software and software-related costs, business insurance and taxes. Our network infrastructure function is responsible for network planning, sourcing, architecture evaluation and platform security. Other expense includes acquisition-related costs, allowance for doubtful accounts, legal settlements, transformation costs and the license of a patent.

General and administrative expenses for the three- and six-month periods ended June 30, 2020 and 2019 are broken out by category as follows (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Global functions	$46,818	$49,462	(5.3)%	$94,684	$98,930	(4.3)%
As a percentage of revenue	5.9%	7.0%		6.1%	7.0%
Infrastructure	79,677	72,332	10.2	156,897	144,659	8.5
As a percentage of revenue	10.0%	10.3%		10.1%	10.2%
Other	3,214	(1,678)	291.5	5,489	(638)	960.3
Total general and administrative expenses	$129,709	$120,116	8.0%	$257,070	$242,951	5.8%
As a percentage of revenue	16.3%	17.0%		16.5%	17.2%

During 2020, we plan to continue to focus our efforts on managing our operating margins and, in particular, assessing opportunities to reduce third-party spending and increase automation of manual tasks.

Amortization of Acquired Intangible Assets

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2020	2019	% Change	2020	2019	% Change
Amortization of acquired intangible assets	$10,381	$9,648	7.6%	$20,815	$19,247	8.1%
As a percentage of revenue	1.3%	1.4%		1.3%	1.4%

The increase in amortization of acquired intangible assets for the three- and six-month periods ended June 30, 2020, as compared to the same periods in 2019, was the result of amortization of assets related to our recent acquisitions. Based on our intangible assets at June 30, 2020, we expect amortization of acquired intangible assets to be approximately $21.1 million for the remainder of 2020, and $43.0 million, $37.3 million, $28.9 million and $20.5 million for 2021, 2022, 2023 and 2024, respectively.

Restructuring (Benefit) Charge

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2020	2019	% Change	2020	2019	% Change
Restructuring (benefit) charge	$(167)	$790	(121.1)%	$10,418	$7,179	45.1%
As a percentage of revenue	—%	0.1%		0.7%	0.5%

The restructuring (benefits) charges for the three- and six-month periods ended June 30, 2020 were primarily the result of management actions initiated in the fourth quarter of 2019 to focus on investments having the potential to accelerate revenue growth. The restructuring charges relate to certain headcount reductions and a $6.2 million impairment of a right-of-use asset related to the exit of a leased facility. We do not expect material additional restructuring charges related to these actions.

The restructuring charges for the three- and six-month periods ended June 30, 2019 were primarily the result of certain restructuring actions initiated in the fourth quarter of 2018. Management's intention in implementing the restructuring was to re-balance investments with the goal of improving long-term revenue growth and scale. The restructuring charges primarily consist of costs associated with headcount reductions. We do not expect significant additional restructuring charges related to this action.

Non-Operating Income (Expense)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2020	2019	% Change	2020	2019	% Change
Interest income	$9,502	$6,410	48.2%	$16,545	$15,045	10.0%
As a percentage of revenue	1.2%	0.9%		1.1%	1.1%
Interest expense	$(17,249)	$(8,446)	104.2%	$(34,454)	$(20,562)	67.6%
As a percentage of revenue	(2.2)%	(1.2)%		(2.2)%	(1.5)%
Other expense, net	$(1,603)	$(578)	177.3%	$(5,711)	$(67)	8,423.9%
As a percentage of revenue	(0.2)%	(0.1)%		(0.4)%	—%

For the periods presented, interest income primarily consisted of interest earned on invested cash balances and marketable securities. The increase in interest income for the three- and six-month periods ended June 30, 2020, as compared to the same periods in 2019, was primarily the result of higher cash and marketable securities balances in 2020 as a result of proceeds from the August 2019 issuance of $1,150.0 million in principal amount of convertible senior notes due 2027.

Interest expense is related to our debt transactions, which are described in Note 7 to the consolidated financial statements. The increase in interest expense for the three- and six-month periods ended June 30, 2020, as compared to the same periods in 2019, was due to the August 2019 issuance of $1,150.0 million in principle amount of convertible senior notes due 2027.

Other expense, net primarily represents net foreign exchange gains and losses and other non-operating expense and income items. The fluctuation in other expense, net for the three- and six-month periods ended June 30, 2020, as compared to the same periods in 2019, is primarily due to the unfavorable impact of changes in foreign exchange rates.

Provision for Income Taxes

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2020	2019	% Change	2020	2019	% Change
Provision for income taxes	$(18,671)	$(19,253)	(3.0)%	$(32,963)	$(43,678)	(24.5)%
As a percentage of revenue	(2.3)%	(2.7)%		(2.1)%	(3.1)%
Effective income tax rate	(10.3)%	(14.5)%		(10.3)%	(16.5)%

For the three- and six-month periods ended June 30, 2020, as compared to the same periods in 2019, our provision for income taxes decreased due to an increase in foreign income taxed at lower rates, an increase in the excess tax benefit related to stock-based compensation, a decrease in intercompany sales of intellectual property and a decrease in the valuation allowance recorded against deferred tax assets related to state tax credits. These amounts were partially offset by an increase in profitability.

For the three- and six-month periods ended June 30, 2020, our effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the impact of the excess tax benefit related to stock-based compensation and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by the valuation allowance recorded against deferred tax assets related to state tax credits, non-deductible stock-based compensation and state taxes.

For the three- and six-month periods ended June 30, 2019, our effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the impact of the excess tax benefit related to stock-based compensation and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by the valuation allowance recorded against deferred tax assets related to state tax credits, non-deductible executive compensation, state taxes and an intercompany sale of intellectual property.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020. The CARES Act did not have a material impact on the effective tax rate for the period ended June 30, 2020. We will continue to monitor further changes to the global legislative and regulatory developments enacted as a result of COVID-19.

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

Loss from Equity Method Investment

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2020	2019	% Change	2020	2019	% Change
Loss from equity method investment	$(493)	$—	(100.0)%	$(1,115)	$—	(100.0)%
As a percentage of revenue	(0.1)%	—%		(0.1)%	—%

During 2019, we began recognizing our share of earnings from our investment with Mitsubishi UFJ Financial Group in a joint venture, Global Open Network, Inc., or GO-NET. GO-NET intends to operate a new blockchain-based online payment network. For the three- and six-month periods ended June 30, 2020, the losses recognized reflect our share of the losses incurred by GO-NET. We expect to record additional losses in 2020 and beyond as GO-NET continues executing on the early stages of its business plan.

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

The non-GAAP adjustments, and our basis for excluding them from non-GAAP financial measures, are outlined below:

•Amortization of acquired intangible assets – We have incurred amortization of intangible assets, included in our GAAP financial statements, related to various acquisitions we have made. The amount of an acquisition's purchase price allocated to intangible assets and term of its related amortization can vary significantly and is unique to each acquisition; therefore, we exclude amortization of acquired intangible assets from our non-GAAP financial measures to provide investors with a consistent basis for comparing pre- and post-acquisition operating results.

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

•Legal settlements – We have incurred losses related to the settlement of legal matters. We believe excluding these amounts from our non-GAAP financial measures is useful to investors as the types of events giving rise to them are not representative of our core business operations.
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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Income from operations	$190,429	$135,782	$342,759	$270,307
Amortization of acquired intangible assets	10,381	9,648	20,815	19,247
Stock-based compensation	49,191	48,142	96,684	93,447
Amortization of capitalized stock-based compensation and capitalized interest expense	8,038	8,050	16,627	17,283
Restructuring (benefit) charge	(167)	790	10,418	7,179
Acquisition-related costs	62	524	138	975
Legal settlements	275	—	275	—
Transformation costs	—	1,336	—	5,527
Non-GAAP income from operations	$258,209	$204,272	$487,716	$413,965

GAAP operating margin	24%	19%	22%	19%
Non-GAAP operating margin	32%	29%	31%	29%

The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$161,915	$113,915	$285,061	$221,045
Amortization of acquired intangible assets	10,381	9,648	20,815	19,247
Stock-based compensation	49,191	48,142	96,684	93,447
Amortization of capitalized stock-based compensation and capitalized interest expense	8,038	8,050	16,627	17,283
Restructuring (benefit) charge	(167)	790	10,418	7,179
Acquisition-related costs	62	524	138	975
Legal settlements	275	—	275	—
Transformation costs	—	1,336	—	5,527
Amortization of debt discount and issuance costs	15,677	8,010	31,310	19,628
Loss (gain) on investments	—	250	—	(440)
Loss from equity method investment	493	—	1,115	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(19,347)	(14,454)	(39,792)	(26,758)
Non-GAAP net income	$226,518	$176,211	$422,651	$357,133

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
GAAP net income per diluted share	$0.98	$0.69	$1.74	$1.34
Amortization of acquired intangible assets	0.06	0.06	0.13	0.12
Stock-based compensation	0.30	0.29	0.59	0.57
Amortization of capitalized stock-based compensation and capitalized interest expense	0.05	0.05	0.10	0.10
Restructuring (benefit) charge	—	—	0.06	0.04
Acquisition-related costs	—	—	—	0.01
Legal settlements	—	—	—	—
Transformation costs	—	0.01	—	0.03
Amortization of debt discount and issuance costs	0.10	0.05	0.19	0.12
Loss (gain) on investments	—	—	—	—
Loss from equity method investment	—	—	0.01	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.12)	(0.09)	(0.24)	(0.16)
Adjustment for shares(1)	0.01	—	0.01	—
Non-GAAP net income per diluted share (2)	$1.38	$1.07	$2.58	$2.17

Shares used in GAAP diluted per share calculations	164,768	165,019	164,226	164,903
Impact of benefit from note hedge transactions(1)	(653)	—	(326)	—
Shares used in non-GAAP diluted per share calculations(1)	164,115	165,019	163,900	164,903

(1) Shares used in non-GAAP diluted per calculations have been adjusted for the three and six months ended June 30, 2020, for the benefit of our note hedge transactions. During the three months ended June 30, 2020, our average stock price was in excess of $95.10, which is the initial conversion price of our convertible senior notes due in 2025. See further discussion below.

(2) Amounts may not foot due to rounding

Non-GAAP net income per diluted share is calculated as non-GAAP net income divided by diluted weighted average common shares outstanding. GAAP diluted weighted average common shares outstanding are adjusted in non-GAAP per share calculations for the shares that would be delivered to us pursuant to the note hedge transactions entered into in connection with the issuance of our convertible senior notes. Under GAAP, shares delivered under hedge transactions are not considered offsetting shares in the fully-diluted share calculation until they are delivered. However, we would receive a benefit from the note hedge transactions and would not allow the dilution to occur, so management believes that adjusting for this benefit provides a meaningful view of net income per share. Unless our weighted average stock price is greater than $95.10, the initial conversion price of the convertible senior notes due 2025, or $116.18, the initial conversion price of the convertible senior notes due 2027, there will be no difference between our GAAP and non-GAAP diluted weighted average common shares outstanding.

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

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$161,915	$113,915	$285,061	$221,045
Interest income	(9,502)	(6,410)	(16,545)	(15,045)
Provision for income taxes	18,671	19,253	32,963	43,678
Depreciation and amortization	97,163	88,367	194,348	177,740
Amortization of capitalized stock-based compensation and capitalized interest expense	8,038	8,050	16,627	17,283
Amortization of acquired intangible assets	10,381	9,648	20,815	19,247
Stock-based compensation	49,191	48,142	96,684	93,447
Restructuring (benefit) charge	(167)	790	10,418	7,179
Acquisition-related costs	62	524	138	975
Legal settlements	275	—	275	—
Transformation costs	—	1,336	—	5,527
Interest expense	17,249	8,446	34,454	20,562
Loss (gain) on investments	—	250	—	(440)
Loss from equity method investment	493	—	1,115	—
Other expense, net	1,603	328	5,711	507
Adjusted EBITDA	$355,372	$292,639	$682,064	$591,705

Adjusted EBITDA margin	45%	42%	44%	42%

Impact of Foreign Currency Exchange Rates

Revenue and earnings from our international operations have historically been important contributors to our financial results. Consequently, our financial results have been impacted, and management expects they will continue to be impacted, by fluctuations in foreign currency exchange rates. For example, when the local currencies of our foreign subsidiaries weaken, generally our consolidated results stated in U.S. dollars are negatively impacted.

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of June 30, 2020, our cash, cash equivalents and marketable securities, which primarily consisted of corporate bonds, totaled $2.4 billion. Factoring in the $2.3 billion in principal amount of convertible senior notes we have outstanding, our net cash at June 30, 2020 was $91.4 million. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy is also designed to limit the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of June 30, 2020, we had cash and cash equivalents of $361.9 million held in accounts outside the U.S. The U.S. Tax Cuts and Jobs Act establishes a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact. As a result, our liquidity is not materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Six Months Ended June 30,
(in thousands)	2020	2019
Net income	$285,061	$221,045
Non-cash reconciling items included in net income	385,980	353,133
Changes in operating assets and liabilities	(149,107)	(95,399)
Net cash provided by operating activities	$521,934	$478,779

The increase in cash provided by operating activities for the six-month period ended June 30, 2020, as compared to the same period in 2019, was primarily due to increased profitability and lower cash paid for taxes in 2020. The increase was partially offset by the timing of payments from customers.

Cash Used in Investing Activities

	For the Six Months Ended June 30,
(in thousands)	2020	2019
Cash received (paid) for business acquisition, net of cash acquired	$106	$(121,409)
Cash paid for asset acquisition	(36,376)	—
Cash paid for equity method investment	—	(36,008)
Purchases of property and equipment and capitalization of internal-use software development costs	(335,668)	(275,778)
Net marketable securities activity	171,484	257,772
Other investing activity	79	2,237
Net cash used in investing activities	$(200,375)	$(173,186)

The increase in cash used in investing activities during the six-month period ended June 30, 2020, as compared to the same period in 2019, was driven by increased investments of property and equipment to support our network growth due to continued expansion of our customer base while continuing to deliver more traffic to our existing customers. The increase was partially offset by higher net proceeds from our marketable securities in 2019, since we did not reinvest some of the proceeds from maturities in order to repay our $690 million convertible senior notes, which were repaid on February 15, 2019. The increase was also partially offset by cash paid for business acquisitions in 2019 for our acquisition of Janrain, Inc.

Cash Used in Financing Activities

	For the Six Months Ended June 30,
(in thousands)	2020	2019
Activity related to convertible senior notes	$—	$(690,000)
Activity related to stock-based compensation	(34,125)	(21,184)
Repurchases of common stock	(107,880)	(116,247)
Other financing activities	—	(1,558)
Net cash used in financing activities	$(142,005)	$(828,989)

Cash used in financing activities decreased during the six-month period ended June 30, 2020, as compared to the same period in 2019, due to the repayment of $690 million in convertible senior notes that were due in February 2019.

Effective November 2018, our Board of Directors authorized a $1.1 billion share repurchase program through December 2021. Our goals for the share repurchase program are to offset the dilution created by our employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant.

During the six-month period ended June 30, 2020, we repurchased 1.1 million shares of common stock at a weighted average price of $94.39 per share for an aggregate of $107.9 million. As of June 30, 2020, $657.6 million remains available for future share repurchases. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

Convertible Senior Notes

In August 2019, we issued $1,150.0 million in principal amount of convertible senior notes due 2027 and entered into related convertible note hedge and warrant transactions. We intend to use the net proceeds of the offering for share repurchases, working capital and general corporate purposes, including potential acquisitions and other strategic transactions.

In May 2018, we issued $1,150.0 million in principal amount of convertible senior notes due 2025 and entered into related convertible note hedge and warrant transactions. We used a portion of the net proceeds to repay at maturity all of our $690.0 million outstanding aggregate principal amount of convertible senior notes due in 2019.

In February 2014, we issued $690.0 million in principal amount of convertible senior notes due 2019 and entered into related convertible note hedge and warrant transactions. We repaid the full principal amount due in cash in February 2019, as the notes matured and no conversions occurred.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. There were no outstanding borrowings under the Credit Agreement as of June 30, 2020.

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

Contractual Obligations

Our principal commitments consist of service agreements with various vendors for bandwidth usage, obligations under leases with co-location facilities for data center capacity, obligations under leases for office space and open vendor purchase orders. Our minimum commitments related to bandwidth usage and co-location leases may vary from period to period depending on the timing and length of contract renewals with our vendors. As of June 30, 2020, there have been no significant changes in our future non-cancelable minimum payments under these commitments from those reported in our annual report on Form 10-K for the year ended December 31, 2019, other than normal period-to-period variations.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 13 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2019 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the six months ended June 30, 2020 was determined to be immaterial.

As of June 30, 2020, we did not have any additional material off-balance sheet arrangements.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our consolidated statements of income within other income, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the six months ended June 30, 2020. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of June 30, 2020 and December 31, 2019, no customer had an accounts receivable balance greater than 10% of our accounts receivable. We believe that at June 30, 2020, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

We are party to litigation that we consider routine and incidental to our business. We do not currently expect the results of any of these litigation matters to have a material effect on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors

The following are important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. We have updated the following risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2019 to reflect the actual and potential impact of the novel coronavirus outbreak or similar events on our business: We may face slowing revenue growth which could negatively impact our profitability and stock price; If we are unable to continue to increase the amount of traffic we deliver over our network, it will be difficult to maintain or improve our current level of profitability without impacting our operations; Our business strategy depends on the ability to source adequate transmission capacity and the servers we need to operate our network; failure to have access to those resources could lead to loss of revenue and service disruptions; If we do not continue to develop new solutions that are attractive to enterprises, our revenues and operating results could be adversely affected; Cybersecurity breaches and attacks on us, as well as steps we need to take to prevent them, could lead to significant costs and disruptions that harm our business, financial results and reputation; We face risks associated with global operations that could harm our business; Defects or disruptions in our products and IT systems could require us to increase spending on upgrading systems, diminish demand for our solutions or subject us to substantial liability; Our failure to effectively manage our operations as our business evolves could harm us; If we are unable to retain our key employees and hire and retain qualified sales, technical, marketing and support personnel, our ability to compete could be harmed; Our stock price has been, and may continue to be, volatile, and your investment could lose value; We may have exposure to greater-than-anticipated tax liabilities; and Provisions of our charter, by-laws and Delaware law may have anti-takeover effects that could prevent a change in control even if the change in control would be beneficial to our stockholders.

We may face slowing revenue growth which could negatively impact our profitability and stock price.

The revenue growth rate we have enjoyed in recent years may not continue in future periods and could decline. Our revenue depends on continued growth in demand for our solutions and our ability to maintain the prices we charge for them. Our traditional offerings, particularly our Media and Web Performance solutions, are subject to increasing pricing pressure in certain verticals and geographies due to competition and business conditions affecting many of our customers. This has increased the difficulty of accelerating revenue growth. We have seen a significant increase in revenue from our media solutions so far this year; that rate of increase may be difficult to replicate in future periods if the increased media usage related to the COVID-19 pandemic and associated stay-at-home orders across the globe stabilizes or the amount of traffic on our network otherwise does not grow at rates similar to those we enjoyed in the first half of this year. Our ability to increase our revenue depends on many other factors including how well we can:

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
•adapt to changes in our customer contracting models from a committed revenue structure to a "pay-as-you-go" approach, which would make it easier for customers to stop doing business with us, or from traditional overage billing models to ones that do not incorporate surcharges for usage above committed levels;
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

Many of our customers are facing significant disruptions to their business as a result of the international public health emergency associated with the COVID-19 outbreak. Many sporting events that were to be broadcast over the Internet have been canceled or postponed, reducing our anticipated revenues. In addition, we have renegotiated contract terms with numerous customers, including retailers, travel and hospitality companies and airlines, that are facing financial difficulty; those and other companies impacted by the pandemic may significantly reduce their purchases of our solutions or become unable to pay us for those they have committed to use. The economic fallout from the COVID-19 pandemic is likely to have far-reaching consequences across many other industries, which could lead to reduced spending by many other enterprises on technology solutions such as those we offer. Some of our American customers have filed for bankruptcy protection; an extended recession could lead to more bankruptcies among our customers. Any of these circumstances would negatively impact our revenues. Restrictions on travel could also make it more difficult for us to finalize customer contracts.

A slowing revenue growth rate could negatively impact our profitability and stock price.

If we are unable to continue to increase the amount of traffic we deliver over our network, it will be difficult to maintain or improve our current level of profitability without impacting our operations.

Maintaining or improving our profitability depends both on our ability to increase our revenue, even with the potential challenges discussed above, and limit our expenses. We base our decisions about expense levels and investments on estimates of our future revenue and future anticipated rate of growth; however, many of our expenses are fixed cost in nature for some minimum amount of time so it may not be possible to reduce costs in a timely manner or without incurring fees to exit certain obligations early. In anticipation of higher traffic on our network, including the significant traffic increases we have seen coincident with the COVID-19 outbreak and related changes in lifestyles and working situations, we have increased capital expenditures in recent quarters and expect to continue doing so in the near-term future. While it is always challenging to anticipate traffic growth, our ability to do so is even more limited now due to uncertainty about how long and at what levels the growth we have seen as a result of COVID-19 will continue. If such anticipated traffic growth does not materialize, our profitability will be negatively affected. Numerous factors can impact traffic growth including:

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

With the COVID-19 pandemic, Internet traffic has grown rapidly in 2020 due to stay-at-home orders across the globe or voluntary practices that limit in-person interactions and require remote work. Our ability to handle increased traffic is dependent in part upon transmission capacity provided by third party telecommunications network providers and availability of co-location facilities to house our servers. We may be unable to purchase the bandwidth and space we need from these providers due to limitations on their resources or other reasons outside of our control. Inability to access facilities where we would like to install servers, or perform maintenance on existing servers, because of governmental restrictions on access due to stay-at-home orders or social distancing requirements impedes our ability to expand or maintain capacity. As a result, there can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers, particularly those under cyber-attack or impacted by pandemic-related events. Failure to put in place the capacity we require to operate our business effectively could result in a reduction in, or disruption of, service to our customers and ultimately a loss of those customers. The Akamai Intelligent Edge Platform relies on hundreds of thousands of servers deployed around the world. Disruptions in our supply chain could prevent us from purchasing servers and other needed equipment at attractive prices or at all. For example, it has been, and may continue to be, more difficult to purchase servers, component parts and other equipment that are manufactured in areas that face disruptions to operations due to unrest or other political activity, public health issues (such as the COVID-19 pandemic), safety issues, natural disasters or general economic conditions. Failure to have adequate server deployment could harm the quality of our services, which could lead to the loss of customers and revenue.

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

We and other companies that compete in this industry and these markets experience continually shifting business relationships, commercial focuses and business priorities, all of which occur in reaction to industry and market forces and the emergence of new opportunities. These shifts have led or could lead to our customers or partners becoming our competitors; network suppliers no longer seeking to work with us; and large technology companies that previously did not appear to show interest in the markets we seek to address entering into those markets as our competitors. With this constantly changing environment, we may face operational difficulties in adjusting to the changes or our core strategies could become obsolete. Any of these developments could harm our business.

Cybersecurity breaches and attacks on us, as well as steps we need to take to prevent them, could lead to significant costs and disruptions that harm our business, financial results and reputation.

The Akamai Intelligent Edge Platform transmits and stores both our and our customers' information, data, and encryption keys; customer information and data may, in turn, include personal data of and about individuals. Maintaining the security of the information we hold and of our solutions, network and internal IT systems, which include hundreds of thousands of servers, is a critical issue for us and our customers. Internet-based attacks on our customers and our own network are frequent and take a variety of forms that evolve over time, including distributed denial of service, or DDoS, attacks, infrastructure attacks, botnets, malicious file uploads, cross-site scripting, credential abuse, ransomware, bugs, viruses, worms and malicious software programs. Malicious actors also attempt to fraudulently induce employees or suppliers to disclose sensitive information through illegal electronic spamming, phishing or other tactics. In addition, unauthorized parties may attempt to gain physical access to our facilities in order to infiltrate our internal-use information systems. Cyberthreats are constantly evolving, increasing the difficulty of detecting and successfully defending against them.

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
•geo-political developments that impact our customers' ability to operate or deliver traffic in a country, such as regulations recently adopted in India to prevent certain applications from being served there;
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

Our business relies on our data systems, traffic measurement systems, billing systems, ordering processes and other operational and financial reporting and control systems. All of these systems have become increasingly complex due to the diversification and complexity of our business, acquisitions of new businesses with different systems, and increased regulation over controls and procedures. As a result, these systems could generate errors that impact traffic measurement or invoicing, revenue recognition and financial forecasting. We will need to continue to upgrade and improve our data systems, traffic measurement systems, billing systems, ordering processes and other operational and financial systems, procedures and controls. These upgrades and improvements may be difficult and costly. In addition, we could face strains on, or failures of, our internal IT systems if the COVID-19 persists for a longer period or governmental restrictions limit the ability of our command center personnel to work in our physical locations. If we are unable to adapt our systems and organization in a timely, efficient and cost-effective manner to accommodate changing circumstances, our business may be adversely affected.

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
•announcements by competitors;
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

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items such as equity-related compensation. We have recorded certain tax reserves to address potential exposures involving our income tax and sales and use tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. We are currently subject to tax audits in various jurisdictions including the Commonwealth of Massachusetts. In the second quarter of 2018, we filed an appeal with the Massachusetts Appellate Tax Board, or MATB, contesting adverse audit findings relating to our eligibility to claim certain tax benefits and exemptions. In July 2020, the MATB ruled in our favor. The ruling is subject to appeal. If the ultimate outcome of our appeal and other audits are adverse to us, our reserves may not be adequate to cover our total actual liability, and we would need to take a financial charge. Although we believe our estimates, our reserves and the positions we have taken in all jurisdictions are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

As of the date of this report, we had total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2027 and we had total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2025. We also entered into a credit facility in May 2018 that provides for an initial $500.0 million in revolving loans; under specified circumstances, we would be able to borrow an additional $500.0 million thereunder. Our ability to repay any amounts we borrow under our credit facility, refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the applicable indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through future borrowing under the credit facility or the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make cash payments upon conversion of the notes, we would be required to issue significant amounts of our common stock, which would be dilutive to the stock of existing stockholders. If we do not have sufficient cash to repurchase the notes following a fundamental change, we would be in default under the terms of the notes, which could seriously harm our business. Although the terms of our credit facility include certain financial ratios that potentially limit our future indebtedness, the terms of the notes do not do so. If we incur significantly more debt, this could intensify the risks described above.

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

Provisions of our charter, by-laws and Delaware law could make it more difficult for a third party to control or acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•our Board of Directors having the right to elect directors to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director;
•stockholders needing to provide advance notice to nominate individuals for election to the Board of Directors or to propose matters that can be acted upon at a stockholders' meeting; and
•the ability of our Board of Directors to issue, without stockholder approval, shares of undesignated preferred stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the second quarter of 2020 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
April 1, 2020 – April 30, 2020	—	$—	—	$684,931
May 1, 2020 – May 31, 2020	127,135	98.97	127,135	672,348
June 1, 2020 – June 30, 2020	144,442	102.10	144,442	657,600
Total	271,577	$100.64	271,577	$657,600

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iv) Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

August 7, 2020	By:	/s/ Edward McGowan
Edward McGowan
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)