Form 10-Q
period 2020-09-30
AKAMAI TECHNOLOGIES INC
filed 2020-11-06
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 3, 2020: 162,793,988

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data) (unaudited)	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$742,521	$393,745
Marketable securities	701,515	1,143,249
Accounts receivable, net of reserves of $3,696 and $1,880 at September 30, 2020, and December 31, 2019, respectively	630,406	551,943
Prepaid expenses and other current assets	168,779	142,676
Total current assets	2,243,221	2,231,613
Marketable securities	1,110,058	835,384
Property and equipment, net	1,383,480	1,152,153
Operating lease right-of-use assets	745,089	758,450
Acquired intangible assets, net	184,478	179,431
Goodwill	1,598,919	1,600,265
Deferred income tax assets	97,801	76,528
Other assets	151,347	173,062
Total assets	$7,514,393	$7,006,886

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS, continued

(in thousands, except share data) (unaudited)	September 30, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114,850	$138,946
Accrued expenses	369,815	334,861
Deferred revenue	88,942	71,223
Operating lease liabilities	136,292	139,463
Other current liabilities	7,225	8,843
Total current liabilities	717,124	693,336
Deferred revenue	3,954	4,368
Deferred income tax liabilities	31,946	29,187
Convertible senior notes	1,889,743	1,839,791
Operating lease liabilities	682,623	692,181
Other liabilities	81,386	90,065
Total liabilities	3,406,776	3,348,928
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 164,062,652 shares issued and 162,799,784 shares outstanding at September 30, 2020, and 162,000,843 shares issued and outstanding at December 31, 2019	1,641	1,620
Additional paid-in capital	3,781,228	3,653,486
Accumulated other comprehensive loss	(45,854)	(45,144)
Treasury stock, at cost, 1,262,868 shares at September 30, 2020, and no shares at December 31, 2019	(121,078)	—
Retained earnings	491,680	47,996
Total stockholders’ equity	4,107,617	3,657,958
Total liabilities and stockholders’ equity	$7,514,393	$7,006,886

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data) (unaudited)	2020	2019	2020	2019
Revenue	$792,845	$709,912	$2,351,862	$2,121,494
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	283,439	246,938	828,825	729,874
Research and development	66,773	64,887	202,087	192,467
Sales and marketing	122,749	122,258	370,004	383,640
General and administrative	128,365	123,216	385,435	366,167
Amortization of acquired intangible assets	10,340	9,624	31,155	28,871
Restructuring charge (benefit)	21	(300)	10,439	6,879
Total costs and operating expenses	611,687	566,623	1,827,945	1,707,898
Income from operations	181,158	143,289	523,917	413,596
Interest income	6,307	7,908	22,852	22,953
Interest expense	(17,324)	(12,127)	(51,778)	(32,689)
Other expense, net	(2,158)	(752)	(7,869)	(819)
Income before provision for income taxes	167,983	138,318	487,122	403,041
(Provision) benefit for income taxes	(8,801)	960	(41,764)	(42,718)
Loss from equity method investment	(559)	(1,388)	(1,674)	(1,388)
Net income	$158,623	$137,890	$443,684	$358,935
Net income per share:
Basic	$0.97	$0.85	$2.73	$2.20
Diluted	$0.95	$0.84	$2.69	$2.18
Shares used in per share calculations:
Basic	162,757	162,445	162,387	163,029
Diluted	166,519	164,558	164,990	164,788

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands) (unaudited)	2020	2019	2020	2019
Net income	$158,623	$137,890	$443,684	$358,935
Other comprehensive income (loss):
Foreign currency translation adjustments	13,177	(14,095)	(7,292)	(10,744)
Change in unrealized (loss) gain on investments, net of income tax benefit (provision) of $559, $(52), $(3,120) and $(1,153) for the three and nine months ended September 30, 2020 and 2019, respectively	(1,724)	155	6,582	3,232
Other comprehensive income (loss)	11,453	(13,940)	(710)	(7,512)
Comprehensive income	$170,076	$123,950	$442,974	$351,423

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(in thousands) (unaudited)	2020	2019
Cash flows from operating activities:
Net income	$443,684	$358,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	350,681	324,874
Stock-based compensation	146,901	140,262
(Benefit) provision for deferred income taxes	(22,548)	24,581
Amortization of debt discount and issuance costs	47,057	30,761
Other non-cash reconciling items, net	16,284	3,778
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(85,439)	(38,144)
Prepaid expenses and other current assets	(21,380)	(11,663)
Accounts payable and accrued expenses	49,818	(29,441)
Deferred revenue	14,803	16,714
Other current liabilities	(1,638)	(21,850)
Other non-current assets and liabilities	(14,316)	(22,643)
Net cash provided by operating activities	923,907	776,164
Cash flows from investing activities:
Cash received (paid) for business acquisitions, net of cash acquired	106	(121,409)
Cash paid for asset acquisition	(36,376)	—
Cash paid for equity method investment	—	(36,008)
Purchases of property and equipment	(395,793)	(268,766)
Capitalization of internal-use software development costs	(168,634)	(159,645)
Purchases of short- and long-term marketable securities	(1,153,526)	(1,373,563)
Proceeds from sales of short- and long-term marketable securities	29,809	547
Proceeds from maturities of short- and long-term marketable securities	1,301,354	878,779
Other non-current assets and liabilities	(1,980)	1,895
Net cash used in investing activities	(425,040)	(1,078,170)
Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes	—	1,135,629
Proceeds from the issuance of warrants	—	185,150
Purchase of note hedge related to convertible senior notes	—	(312,225)
Repayment of convertible senior notes	—	(690,000)
Proceeds related to the issuance of common stock under stock plans	45,812	43,204
Employee taxes paid related to net share settlement of stock-based awards	(77,299)	(61,116)
Repurchases of common stock	(121,078)	(291,788)
Other non-current assets and liabilities	—	(1,558)
Net cash (used in) provided by financing activities	(152,565)	7,296
Effects of exchange rate changes on cash, cash equivalents and restricted cash	3,535	(2,650)
Net increase (decrease) in cash, cash equivalents and restricted cash	349,837	(297,360)
Cash, cash equivalents and restricted cash at beginning of period	394,146	1,036,987
Cash, cash equivalents and restricted cash at end of period	$743,983	$739,627

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Nine Months Ended September 30,
(in thousands) (unaudited)	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received of $16,674 and $2,746 for the nine months ended September 30, 2020 and 2019, respectively	$31,634	$65,896
Cash paid for interest expense	5,235	719
Cash paid for operating lease liabilities	144,322	107,478
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	128,177	87,207
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	48,357	64,982
Capitalization of stock-based compensation	28,487	27,352

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$742,521	$738,462
Restricted cash	1,462	1,165
Cash, cash equivalents and restricted cash	$743,983	$739,627

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended September 30, 2020
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2020	162,630,477	$1,638	$3,734,787	$(57,307)	$(107,880)	$333,057	$3,904,295
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	289,304	3	(13,390)				(13,387)
Stock-based compensation			59,831				59,831
Repurchases of common stock	(119,997)				(13,198)		(13,198)
Net income						158,623	158,623
Foreign currency translation adjustment				13,177			13,177
Change in unrealized loss on investments, net of tax				(1,724)			(1,724)
Balance at September 30, 2020	162,799,784	$1,641	$3,781,228	$(45,854)	$(121,078)	$491,680	$4,107,617

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Three Months Ended September 30, 2019
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2019	163,359,091	$1,649	$3,760,840	$(42,484)	$(116,247)	$(208,994)	$3,394,764
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	305,367	3	(10,727)				(10,724)
Stock-based compensation			55,406				55,406
Equity component of convertible senior notes, net of deferred tax of $23,170 and issuance costs of $2,880			240,820				240,820
Issuance of warrants related to convertible senior notes			185,150				185,150
Purchase of note hedge related to convertible senior notes			(312,225)				(312,225)
Repurchases of common stock	(2,004,956)				(175,541)		(175,541)
Net income						137,890	137,890
Foreign currency translation adjustment				(14,095)			(14,095)
Change in unrealized gain on investments, net of tax				155			155
Balance at September 30, 2019	161,659,502	$1,652	$3,919,264	$(56,424)	$(291,788)	$(71,104)	$3,501,600

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Nine Months Ended September 30, 2020
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance as of January 1, 2020	162,000,843	$1,620	$3,653,486	$(45,144)	$—	$47,996	$3,657,958
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,667,888	17	(76,696)				(76,679)
Issuance of common stock under employee stock purchase plan	393,921	4	29,166				29,170
Stock-based compensation			175,272				175,272
Repurchases of common stock	(1,262,868)				(121,078)		(121,078)
Net income						443,684	443,684
Foreign currency translation adjustment				(7,292)			(7,292)
Change in unrealized gain on investments, net of tax				6,582			6,582
Balance as of September 30, 2020	162,799,784	$1,641	$3,781,228	$(45,854)	$(121,078)	$491,680	$4,107,617

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Nine Months Ended September 30, 2019
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 1, 2019	162,904,550	$1,629	$3,670,033	$(48,912)	$—	$(430,890)	$3,191,860
Cumulative-effect adjustment to accumulated deficit related to adoption of new accounting pronouncement						851	851
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,833,758	18	(59,653)				(59,635)
Issuance of common stock under employee stock purchase plan	473,462	5	27,664				27,669
Stock-based compensation			167,475				167,475
Equity component of convertible senior notes, net of deferred tax of $23,170 and issuance costs of $2,880			240,820				240,820
Issuance of warrants related to convertible senior notes			185,150				185,150
Purchase of note hedge related to convertible senior notes			(312,225)				(312,225)
Repurchases of common stock	(3,552,268)				(291,788)		(291,788)
Net income						358,935	358,935
Foreign currency translation adjustment				(10,744)			(10,744)
Change in unrealized gain on investments, net of tax				3,232			3,232
Balance as of September 30, 2019	161,659,502	$1,652	$3,919,264	$(56,424)	$(291,788)	$(71,104)	$3,501,600

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides solutions for delivering, optimizing and securing content and business applications over the Internet. Its globally-distributed platform comprises approximately 325,000 servers across more than 130 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company currently operates in one industry segment: providing cloud services for delivering, optimizing and securing content and business applications over the Internet.

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

2. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of September 30, 2020 and December 31, 2019 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of September 30, 2020
Commercial paper	$11,954	$42	$—	$11,996	$11,996	$—
Corporate bonds	1,410,954	11,095	(274)	1,421,775	636,405	785,370
U.S. government agency obligations	359,014	529	(241)	359,302	52,637	306,665
	$1,781,922	$11,666	$(515)	$1,793,073	$701,038	$1,092,035

As of December 31, 2019
Certificates of deposit	$150,000	$—	$—	$150,000	$150,000	$—
Commercial paper	73,829	23	(7)	73,845	73,845	—
Corporate bonds	1,368,668	1,840	(378)	1,370,130	753,538	616,592
U.S. government agency obligations	369,475	80	(74)	369,481	165,623	203,858
	$1,961,972	$1,943	$(459)	$1,963,456	$1,143,006	$820,450

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

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the consolidated statements of income. As of September 30, 2020, the Company did not hold for investment any corporate bonds that were classified as an available-for-sale marketable securities that had been in a continuous unrealized loss position for more than 12 months.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets as of September 30, 2020 and December 31, 2019 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
As of September 30, 2020
Money market funds	$375,752	$375,752	$—
Commercial paper	41,994	—	41,994
Corporate bonds	1,421,775	—	1,421,775
U.S. government agency obligations	409,298	—	409,298
Mutual funds	18,500	18,500	—
	$2,267,319	$394,252	$1,873,067

As of December 31, 2019
Money market funds	$50,779	$50,779	$—
Certificates of deposit	150,000	—	150,000
Commercial paper	73,845	—	73,845
Corporate bonds	1,370,130	—	1,370,130
U.S. government agency obligations	369,481	—	369,481
Mutual funds	15,177	15,177	—
	$2,029,412	$65,956	$1,963,456

As of September 30, 2020 and December 31, 2019, the Company grouped money market funds and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of September 30, 2020 and December 31, 2019, the Company grouped commercial paper, corporate bonds and U.S. government agency obligations using a Level 2 valuation because quoted prices for similar assets in active markets (or identical assets in an inactive market) are available. As of December 31, 2019, the Company also included bank certificates of deposit using Level 2 valuation because quoted prices for similar assets in active markets (or identical assets in an inactive market) are available. The Company did not have any transfers of assets between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the nine months ended September 30, 2020.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020	December 31, 2019
Due in 1 year or less	$701,038	$1,143,006
Due after 1 year through 3 years	1,092,035	820,450
	$1,793,073	$1,963,456

3. Accounts Receivable

Net accounts receivable consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Trade accounts receivable	$471,057	$396,204
Unbilled accounts receivable	163,045	157,619
Gross accounts receivable	634,102	553,823
Allowances for current expected credit losses and other reserves	(3,696)	(1,880)
Accounts receivable, net	$630,406	$551,943

The following table summarizes the activity of the Company's allowance for current expected credit losses and other reserves during the nine months ended September 30, 2020 (in thousands):

Balance as of January 1, 2020	$1,880
Charges to income from operations	10,354
Collections from customers previously reserved and other	(8,538)
Balance as of September 30, 2020	$3,696

The allowance for current expected credit losses has been developed using historical loss rates for the previous twelve months as well as expectations about the future where the Company has been able to develop forecasts to support its estimates.

4. Incremental Costs to Obtain a Contract with a Customer

The following table summarizes the deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Deferred costs included in prepaid and other current assets	$41,017	$45,009
Deferred costs included in other assets	24,642	25,698
Total deferred costs	$65,659	$70,707

During the three and nine months ended September 30, 2020, the Company recognized $14.8 million and $45.0 million, respectively, of amortization expense related to deferred costs. During the three and nine months ended September 30, 2019, the Company recognized $10.9 million and $32.5 million, respectively, of amortization expense related to deferred costs. Amortization expense related to deferred costs is primarily included in sales and marketing expense in the consolidated statements of income.

5. Goodwill and Acquired Intangible Assets

The change in the carrying amount of goodwill for the nine months ended September 30, 2020 was as follows (in thousands):

Balance as of January 1, 2020	$1,600,265
Measurement period adjustments related to acquisitions completed in prior years	(1,056)
Foreign currency translation	(290)
Balance as of September 30, 2020	$1,598,919

The Company tests goodwill for impairment at least annually. Through the date the consolidated financial statements were issued, no triggering events had occurred that would indicate a potential impairment exists.

Acquired intangible assets that are subject to amortization consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$154,343	$(106,730)	$47,613	$153,722	$(94,088)	$59,634
Customer-related intangible assets	315,087	(180,658)	134,429	279,684	(163,155)	116,529
Non-compete agreements	816	(721)	95	830	(529)	301
Trademarks and trade names	7,543	(5,202)	2,341	7,600	(4,633)	2,967
Acquired license rights	490	(490)	—	490	(490)	—
Total	$478,279	$(293,801)	$184,478	$442,326	$(262,895)	$179,431

Aggregate expense related to amortization of acquired intangible assets for the three and nine months ended September 30, 2020 was $10.3 million and $31.2 million, respectively. Aggregate expense related to amortization of acquired intangible assets for the three and nine months ended September 30, 2019 was $9.6 million and $28.9 million, respectively. Based on the Company’s acquired intangible assets as of September 30, 2020, aggregate expense related to amortization of acquired intangible assets is expected to be $10.5 million for the remainder of 2020, and $43.0 million, $37.3 million, $28.9 million and $20.5 million for 2021, 2022, 2023 and 2024, respectively.

6. Acquisitions

Asavie

In October 2020, the Company acquired Asavie, a privately-funded company headquartered in Dublin, Ireland, for approximately $155.1 million in cash ($128.0 million, net of cash acquired). The allocation of the purchase price has not been finalized as of the date of the filing of these financial statements. Asavie, whose global platform manages the security, performance and access policies for mobile and internet-connected devices, will become part of Akamai’s Security and Personalization Services product line sold to carrier partners that embed the solution within the technology bundle sold to their subscribers.

Instart

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

The 2027 Notes consisted of the following components as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount and issuance costs, net of amortization	(203,072)	(222,928)
Net carrying amount	$946,928	$927,072

Equity component:	$220,529	$220,529

The estimated fair value of the 2027 Notes at September 30, 2020 and December 31, 2019 was $1,332.4 million and $1,133.8 million, respectively. The fair value was determined based on the quoted price of the 2027 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $110.54 on September 30, 2020, the value of the 2027 Notes if converted to common stock was more than the principal amount of $1,150.0 million.

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

The 2025 Notes consisted of the following components as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount and issuance costs, net of amortization	(207,185)	(237,281)
Net carrying amount	$942,815	$912,719

Equity component:	$285,225	$285,225

The estimated fair value of the 2025 Notes at September 30, 2020 and December 31, 2019 was $1,486.4 million and $1,270.7 million, respectively. The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $110.54 on September 30, 2020, the value of the 2025 Notes if converted to common stock was more than the principal amount of $1,150.0 million.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. There were no outstanding borrowings under the Credit Agreement as of September 30, 2020.

Interest Expense

The 2027 Notes bear interest at a fixed rate of 0.375%. The interest is payable semi-annually on March 1 and September 1 of each year. The 2027 Notes have an effective interest rate of 3.1% attributable to the conversion feature. The 2025 Notes bear interest at a fixed rate of 0.125%. The interest is payable semi-annually on May 1 and November 1 of each year, commencing in November 2018. The 2025 Notes have an effective interest rate of 4.26% attributable to the conversion feature. The 2019 Notes did not bear regular interest, but had an effective interest rate of 3.2% attributable to the conversion feature. The Company is also obligated to pay ongoing commitment fees under the terms of the Credit Agreement. The following table sets forth total interest expense included in the consolidated statements of income for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization of debt discount and issuance costs	$16,866	$12,982	$50,130	$35,657
Coupon interest payable on 2025 Notes	360	359	1,078	1,077
Coupon interest payable on 2027 Notes	1,078	479	3,234	479
Revolving credit facility contractual interest expense	139	156	409	372
Capitalization of interest expense	(1,119)	(1,849)	(3,073)	(4,896)
Total interest expense	$17,324	$12,127	$51,778	$32,689

8. Restructuring

During the fourth quarter of 2019, management committed to an action to restructure certain parts of the Company to focus on investments with the potential to accelerate revenue growth. As a result, certain headcount reductions were necessary and certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and implemented due to this action. The Company has incurred restructuring charges of $20.6 million as part of this action, of which an insignificant amount was incurred during the three months ended September 30, 2020 and $10.4 million was incurred during the nine months ended September 30, 2020. Included in the charge is $6.2 million related to impairment of a right-of-use asset related to the exit of a leased facility. The Company does not expect to incur material additional restructuring charges related to this action.

During the fourth quarter of 2018, management committed to an action to restructure certain parts of the Company with the intent of re-balancing investments to ensure long-term growth and scale. As a result, certain headcount reductions were necessary and certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and implemented due to this action. The Company has incurred restructuring charges of $19.0 million as part of this action, of which a benefit of $0.3 million and a charge of $6.7 million, respectively, was incurred during the three and nine months ended September 30, 2019. There were no charges related to these actions during the nine months ended September 30, 2020, and no additional charges are expected.

The following table summarizes the activity of the Company's restructuring accrual during the nine months ended September 30, 2020 (in thousands):

	Employee Severance and Related Benefits	Software Charges	Other	Total
Balance as of January 1, 2020	$5,707	$99	$151	$5,957
Costs incurred	4,180	—	57	4,237
Cash disbursements	(9,645)	(99)	(208)	(9,952)
Non-cash charges	—	—	(11)	(11)
Balance as of September 30, 2020	$242	$—	$(11)	$231

9. Stockholders’ Equity

Share Repurchase Program

Effective November 2018, the Board of Directors of the Company authorized a $1.1 billion share repurchase program through December 2021. During the three and nine months ended September 30, 2020, the Company repurchased 0.1 million and 1.3 million shares of its common stock, respectively, for $13.2 million and $121.1 million, respectively. The Company's goals for the share repurchase program are to offset the dilution created by its employee equity compensation programs over time and provide the flexibility to return capital to shareholders as business and market conditions warrant.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s consolidated statements of income for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$6,384	$5,555	$18,374	$16,917
Research and development	12,722	12,842	36,336	36,943
Sales and marketing	16,809	15,593	48,555	46,384
General and administrative	14,302	12,825	43,636	40,018
Total stock-based compensation	50,217	46,815	146,901	140,262
Provision for income taxes	(15,604)	(14,867)	(45,063)	(41,658)
Total stock-based compensation, net of income taxes	$34,613	$31,948	$101,838	$98,604

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the three and nine months ended September 30, 2020 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $7.1 million and $21.9 million, respectively, before taxes, and for the three and nine months ended September 30, 2019, include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $7.5 million and $22.9 million, respectively, before taxes.

10. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the nine months ended September 30, 2020 (in thousands):

	Foreign Currency Translation	Net Unrealized Gains on Investments	Total
Balance as of January 1, 2020	$(52,924)	$7,780	$(45,144)
Other comprehensive (loss) income	(7,292)	6,582	(710)
Balance as of September 30, 2020	$(60,216)	$14,362	$(45,854)

There were no amounts reclassified from accumulated other comprehensive loss to net income for the nine months ended September 30, 2020.

11. Revenue from Contracts with Customers

The Company sells its solutions through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. The following table summarizes revenue by geography included in the Company’s consolidated statements of income for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
U.S.	$437,381	$413,116	$1,309,979	$1,248,175
International	355,464	296,796	1,041,883	873,319
Total revenue	$792,845	$709,912	$2,351,862	$2,121,494

While the Company sells its solutions through a geographically dispersed sales force, it manages its customer relationships in two divisions: the Web Division and the Media and Carrier Division. Customers are assigned to a division for relationship management purposes according to their predominant purchasing activity; however, customers may purchase solutions managed by the other division as well. As of January 1, 2020, the Company reassigned some of its customers between the Media and Carrier Division and the Web Division and revised historical results in order to reflect the most recent categorization and to provide a comparable view for all periods presented. As the purchasing patterns and required account expertise of customers change over time, the Company may reassign a customer's division from one to another. The following table summarizes revenue by division included in the Company’s consolidated statements of income for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Web Division	$418,064	$387,662	$1,228,401	$1,139,422
Media and Carrier Division	374,781	322,250	1,123,461	982,072
Total revenue	$792,845	$709,912	$2,351,862	$2,121,494

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

During the nine months ended September 30, 2020 and 2019, the Company recognized $66.0 million and $51.0 million of revenue that was included in deferred revenue as of December 31, 2019 and 2018, respectively.

As of September 30, 2020, the aggregate amount of remaining performance obligations from contracts with customers was $2.7 billion. The Company expects to recognize approximately 70% of its remaining performance obligations as revenue over the next 12 months, with the remaining recognized thereafter. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration such as usage-based contracts with no committed contract as well as anticipated renewed contracts.

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

In the second quarter of 2018, the Company filed an appeal with the Massachusetts Appellate Tax Board (“MATB”) contesting adverse audit findings related to certain tax benefits and exemptions. In July 2020, the MATB ruled in the Company’s favor; however, the decision is eligible for appeal by the Massachusetts Department of Revenue. The Company has determined that it is more-likely-than-not that it will ultimately prevail in the event of any such appeal. Accordingly, no reserve has been recorded related to these controversies. The Company has, however, estimated that an adverse ruling could result in a gross income tax charge of approximately $41.0 million, which may be partially offset by certain state tax credits of $26.0 million, which are not currently benefited as a result of the Company's valuation allowance assessment.

The Company’s effective income tax rate was 8.6% and 10.6% for the nine months ended September 30, 2020 and 2019, respectively. The lower effective tax rate for the nine months ended September 30, 2020, is primarily due to an increase in foreign income taxed at lower rates, an increase in the excess tax benefit related to stock-based compensation and a decrease in intercompany sales of intellectual property. These amounts were partially offset by the release of certain tax reserves related to the expiration of local statutes of limitations in 2019 and a decrease in the benefit of U.S. federal, state and foreign research and development credits.

For the nine months ended September 30, 2020, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by non-deductible stock-based compensation and state taxes.

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

In response to the novel coronavirus, or COVID-19, pandemic, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in March 2020. The CARES Act did not have a material impact on the effective tax rate for the period ended September 30, 2020. The Company will continue to monitor further changes to the global legislative and regulatory developments enacted as a result of COVID-19.

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

The following table sets forth the components used in the computation of basic and diluted net income per share for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$158,623	$137,890	$443,684	$358,935
Denominator:
Shares used for basic net income per share	162,757	162,445	162,387	163,029
Effect of dilutive securities:
Stock options	6	36	27	59
RSUs and DSUs	2,024	2,077	1,781	1,700
Convertible senior notes	1,732	—	795	—
Warrants related to issuance of convertible senior notes	—	—	—	—
Shares used for diluted net income per share	166,519	164,558	164,990	164,788
Basic net income per share	$0.97	$0.85	$2.73	$2.20
Diluted net income per share	$0.95	$0.84	$2.69	$2.18

For the three and nine months ended September 30, 2020 and 2019, certain potential outstanding common shares issuable in respect of stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding common shares excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Service-based RSUs	116	139	751	959
Market- and performance-based RSUs	1,383	1,484	1,418	1,484
Convertible senior notes	9,898	21,991	13,929	21,991
Warrants related to issuance of convertible senior notes	21,991	21,991	21,991	21,991
Total shares excluded from computation	33,388	45,605	38,089	46,425

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

•We have experienced increases in the amount of traffic delivered for customers that use our solutions for video, gaming downloads and social media, contributing to an increase in our revenue in the first three quarters of 2020 as compared to the same period in 2019. In addition, as a result of the novel coronavirus, or COVID-19, outbreak, and resultant pandemic-related shutdowns and restrictions in various locations around the world during some of 2020, the rate of growth in traffic in the first three quarters of 2020, as compared to prior quarters, accelerated significantly due to increased online commerce and consumption of streaming media and games online. This increased year-over-year growth could continue for the remainder of 2020, or moderate, depending on future restrictions, or lack thereof.

•While we have increased committed recurring revenue from our solutions by upselling incremental solutions to our existing customers and adding new customers, we have also experienced slower revenue growth in recent quarters in our web performance solutions. We expect the trend of slower revenue growth in our web solutions to continue in the fourth quarter of 2020 as our customers, particularly in the commerce and travel and hospitality industries, continue to experience financial pressure, especially in light of the negative impacts of the COVID-19 pandemic on these customers' operations.

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

Expenses

Our level of profitability is also impacted by our expenses, including direct costs to support our revenue such as bandwidth and co-location costs. We have observed the following trends related to our profitability in recent years:

•Our profitability improved during 2019 and the first nine months of 2020, as compared the prior years, due to higher revenue as well as the effects of cost savings and efficiency initiatives we have undertaken and, more recently in 2020, from lower travel and marketing expenses because of pandemic-related shutdowns and restrictions. In order to maintain our current levels of profitability, we will need to continue to undertake efforts intended to improve the efficiency of operations and ensure that our expense growth does not exceed our revenue growth.

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

•We expect to continue to manage our headcount and payroll costs in the future to focus investments on certain areas of the business while maintaining efficient operations in others. We expect to continue to hire employees in support of our strategic initiatives, but do not expect overall headcount to increase significantly in the fourth quarter of 2020.

•Depreciation expense related to our network equipment also contributes to our overall expense levels. During the second and third quarters of 2020, we accelerated our purchases of servers and other equipment used in our network to help meet the increased traffic demands arising during the COVID-19 pandemic and to make up for supply chain issues we experienced in the first quarter.

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

Nearly all of our employees are working remotely due to the COVID-19 pandemic. We have re-opened five smaller offices in Asia (one of which has re-closed) and are continuously evaluating whether to re-open additional offices or re-close others that have been re-opened. Our operations have not been significantly disrupted by the shift to remote working, and we are not requiring employees whose roles do not require in-person presence to perform their jobs to return to offices before July 1, 2021. While we expect to incur expenses associated with enabling remote work and reconfiguring work spaces to ensure the safety and well being of employees accessing our locations, we do not currently believe those costs will materially impact our financial condition or results of operations. In the near term, we expect to continue to rely on the use of online marketing events and one-on-one web conferencing with customers to promote and sell our solutions.

Results of Operations

The following table sets forth, as a percentage of revenue, consolidated statements of income data for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	35.7	34.8	35.2	34.4
Research and development	8.4	9.1	8.6	9.1
Sales and marketing	15.5	17.2	15.7	18.1
General and administrative	16.2	17.4	16.4	17.3
Amortization of acquired intangible assets	1.3	1.4	1.3	1.4
Restructuring charge (benefit)	—	—	0.4	0.3
Total costs and operating expenses	77.1	79.9	77.6	80.6
Income from operations	22.9	20.1	22.4	19.4
Interest income	0.8	1.1	1.0	1.1
Interest expense	(2.2)	(1.7)	(2.2)	(1.5)
Other expense, net	(0.3)	(0.1)	(0.3)	—
Income before provision for income taxes	21.2	19.4	20.9	19.0
(Provision) benefit for income taxes	(1.1)	0.1	(1.8)	(2.0)
Loss from equity method investment	(0.1)	(0.2)	(0.1)	(0.1)
Net income	20.0%	19.3%	19.0%	16.9%

Revenue

Revenue by division during the periods presented was as follows (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	% Change	% Change at Constant Currency	2020	2019	% Change	% Change at Constant Currency
Web Division	$418,064	$387,662	7.8%	7.3%	$1,228,401	$1,139,422	7.8%	8.4%
Media and Carrier Division	374,781	322,250	16.3	15.8	1,123,461	982,072	14.4	14.8
Total revenue	$792,845	$709,912	11.7%	11.2%	$2,351,862	$2,121,494	10.9%	11.4%

During the three- and nine-month periods ended September 30, 2020, the increase in our revenue as compared to the same periods in 2019 was primarily the result of higher media traffic volumes due in part to the impact of the outbreak of COVID-19 and continued strong growth in sales of our Cloud Security Solutions. During the three-month period ended September 30, 2020, our Cloud Security Solutions revenue was $265.9 million as compared to $215.9 million during the three-month period ended September 30, 2019, which represents a 23.1% increase. During the nine-month period ended September 30, 2020, our Cloud Security Solutions revenue was $765.5 million, as compared to $610.8 million during the nine-month period ended September 30, 2019, which represents a 25.3% increase. Cloud Security Solutions revenue increased in both periods due to higher sales of solutions across our security portfolio.

The increase in Web Division revenue during the three- and nine-month periods ended September 30, 2020, as compared to the same periods in 2019, was primarily the result of increased sales of both new and existing Cloud Security Solutions to this customer base. Customers that are experiencing financial difficulties as a result of the COVID-19 pandemic, specifically those in the commerce, retail and travel and hospitality verticals, are primarily assigned to our Web Division. Web Division revenue was negatively impacted during the three- and nine-month periods ended September 30, 2020 as a result of the pandemic. However, it is difficult to predict the length of time and amount by which the Web Division will continue to be impacted by the pandemic given its uncertain nature.

The increase in Media and Carrier Division revenue during the three- and nine-month periods ended September 30, 2020, as compared to the same periods in 2019, was primarily the result of increased customer traffic volumes from video delivery, gaming and social media usage, due in part to the impact of the outbreak of COVID-19 and increased sales of Cloud Security Solutions to this customer base.

Revenue derived in the U.S. and internationally during the periods presented was as follows (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	% Change	% Change at Constant Currency	2020	2019	% Change	% Change at Constant Currency
U.S.	$437,381	$413,116	5.9%	5.9%	$1,309,979	$1,248,175	5.0%	5.0%
International	355,464	296,796	19.8	18.4	1,041,883	873,319	19.3	20.5
Total revenue	$792,845	$709,912	11.7%	11.2%	$2,351,862	$2,121,494	10.9%	11.4%

For the three-month period ended September 30, 2020, approximately 44.8% of our revenue was derived from our operations located outside the U.S., compared to 41.8% for the three-month period ended September 30, 2019. For the nine-month period ended September 30, 2020, approximately 44.3% of our revenue was derived from our operations located outside the U.S., compared to 41.2% for the nine-month period ended September 30, 2019. No single country outside the U.S. accounted for 10% or more of revenue during either of these periods. During the three- and nine-month periods ended September 30, 2020, we continued to see strong revenue growth from our operations in the Asia-Pacific region and steady revenue growth in our EMEA and Latin America regions. Changes in foreign currency exchange rates impacted our revenue by a favorable $3.7 million and an unfavorable $10.6 million during the three-and nine-month periods ended September 30, 2020, respectively, as compared to the same periods in 2019.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Bandwidth fees	$49,815	$38,373	29.8%	$147,671	$123,039	20.0%
Co-location fees	39,170	32,042	22.2	111,572	92,955	20.0
Network build-out and supporting services	34,112	26,369	29.4	97,969	72,477	35.2
Payroll and related costs	65,959	62,888	4.9	195,386	184,902	5.7
Stock-based compensation, including amortization of prior capitalized amounts	13,064	12,695	2.9	39,113	38,688	1.1
Depreciation of network equipment	42,991	31,840	35.0	118,194	91,402	29.3
Amortization of internal-use software	38,328	42,731	(10.3)	118,920	126,411	(5.9)
Total cost of revenue	$283,439	$246,938	14.8%	$828,825	$729,874	13.6%
As a percentage of revenue	35.7%	34.8%		35.2%	34.4%

The increase in cost of revenue for the three- and nine-month periods ended September 30, 2020, as compared to the same periods in 2019, was primarily due to investments in our network to support current and anticipated future traffic growth, which resulted in increases to amounts paid for network build-out and supporting services, higher depreciation costs of our network equipment and increases to expenses related to our co-location facilities. Bandwidth fees also increased during this period due to growth in the amount of traffic served on our network.

During the remainder of 2020, we plan to continue to focus our efforts on managing our operating margins, including continuing to manage our bandwidth and co-location costs. We anticipate depreciation of network equipment to increase in the fourth quarter of 2020 due to the increased investments in our network to address expected traffic increases.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Payroll and related costs	$103,817	$94,957	9.3%	$305,293	$284,393	7.3%
Stock-based compensation	12,721	12,842	(0.9)	36,335	36,943	(1.6)
Capitalized salaries and related costs	(51,750)	(45,501)	13.7	(147,007)	(136,969)	7.3
Other expenses	1,985	2,589	(23.3)	7,466	8,100	(7.8)
Total research and development	$66,773	$64,887	2.9%	$202,087	$192,467	5.0%
As a percentage of revenue	8.4%	9.1%		8.6%	9.1%

The increase in research and development expenses during the three- and nine-month periods ended September 30, 2020, as compared to the same periods in 2019, was primarily due to growth in payroll and related costs as a result of mid-year merit increases and headcount growth to support investments in new product development and network scaling.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three-month periods ended September 30, 2020 and September 30, 2019, we capitalized $9.0 million and $8.1 million of stock-based compensation, respectively. During the nine-month periods ended September 30, 2020 and September 30, 2019, we capitalized $26.5 million and $25.6 million of stock-based compensation, respectively. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, which is generally two years, but can be up to seven years based on the software developed and its expected useful life.

We expect research and development costs to increase in the remainder of 2020, as compared to 2019, as we maintain our focus on innovation; however, we do not expect these costs to increase as a percentage of revenue as we continue to manage costs.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Payroll and related costs	$94,457	$92,799	1.8%	$282,696	$277,576	1.8%
Stock-based compensation	16,809	15,593	7.8	48,555	46,383	4.7
Marketing programs and related costs	9,536	9,545	(0.1)	29,250	41,560	(29.6)
Other expenses	1,947	4,321	(54.9)	9,503	18,121	(47.6)
Total sales and marketing	$122,749	$122,258	0.4%	$370,004	$383,640	(3.6)%
As a percentage of revenue	15.5%	17.2%		15.7%	18.1%

Restrictions associated with the COVID-19 pandemic have resulted in the cancellation or postponement of in-person marketing events and led to a decline in travel expenses such as airfare, lodging and other costs related to in-person customer events and meetings; as a result, we have experienced a decrease in sales and marketing expenses in 2020 as compared to 2019. During the three months ended September 30, 2020, these decreases were offset by higher payroll and related costs as a result of mid-year merit increases and increased headcount to support our Web Division's go-to-market strategies in pursuit of growth opportunities.

We expect the decreased level of marketing and travel related expenditures when compared to 2019 to continue through the remainder of 2020 as we continue to be impacted by COVID-19, which is limiting in-person marketing events and customer meetings and eliminating the associated expenses. We also plan to continue to carefully manage costs in our efforts to refine and optimize our go-to-market efforts and improve operating margins.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Payroll and related costs	$50,159	$47,892	4.7%	$148,233	$145,248	2.1%
Stock-based compensation	14,302	12,825	11.5	43,636	40,018	9.0
Depreciation and amortization	20,554	19,269	6.7	61,673	56,420	9.3
Facilities-related costs	25,099	21,413	17.2	73,669	63,478	16.1
(Benefit) provision for doubtful accounts	(1,627)	623	(361.2)	3,465	2,338	48.2
Acquisition-related costs	1,051	219	379.9	1,189	1,194	(0.4)
License of patent	—	—	—	—	(8,855)	100.0
Legal settlements	—	—	—	275	—	100.0
Professional fees and other expenses	18,827	20,975	(10.2)	53,295	66,326	(19.6)
Total general and administrative	$128,365	$123,216	4.2%	$385,435	$366,167	5.3%
As a percentage of revenue	16.2%	17.4%		16.4%	17.3%

The increase in general and administrative expenses for the three- and nine-month periods ended September 30, 2020, as compared to the same periods in 2019, was primarily due to expansion of company infrastructure throughout 2019, including moving into our new corporate headquarters in Cambridge, Massachusetts, which increased facilities-related costs and depreciation and amortization. Additionally, the nine-month period ended September 30, 2019 included license patent fees received as a result of our litigation with Limelight Networks, Inc. that did not recur in 2020. The 2020 increases in general and administrative expenses were also partially offset by a decrease in amounts paid to professional service providers for advisory services.

Our general and administrative expenses can be categorized across three areas. Global functions expense includes payroll, stock-based compensation and other employee-related costs for administrative functions, including finance, purchasing, order entry, human resources, legal, information technology and executive personnel, as well as third-party professional service fees. Infrastructure expense includes payroll, stock-based compensation and other employee-related costs for our network infrastructure functions, as well as facility rent expense, depreciation and amortization of facility and IT-related assets, software and software-related costs, business insurance and taxes. Our network infrastructure function is responsible for network planning, sourcing, architecture evaluation and platform security. Other expense includes acquisition-related costs, allowance for doubtful accounts, legal settlements and the license of a patent.

General and administrative expenses for the three- and nine-month periods ended September 30, 2020 and 2019 are broken out by category as follows (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Global functions	$47,559	$47,731	(0.4)%	$142,243	$146,661	(3.0)%
As a percentage of revenue	6.0%	6.7%		6.0%	6.9%
Infrastructure	81,365	74,643	9.0	238,262	219,302	8.6
As a percentage of revenue	10.3%	10.5%		10.1%	10.3%
Other	(559)	842	(166.4)	4,930	204	2,316.7
Total general and administrative expenses	$128,365	$123,216	4.2%	$385,435	$366,167	5.3%
As a percentage of revenue	16.2%	17.4%		16.4%	17.3%

For the remainder of 2020, we plan to continue to focus our efforts on managing our operating margins and, in particular, assessing opportunities to reduce third-party spending and increase automation of manual tasks.

Amortization of Acquired Intangible Assets

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2020	2019	% Change	2020	2019	% Change
Amortization of acquired intangible assets	$10,340	$9,624	7.4%	$31,155	$28,871	7.9%
As a percentage of revenue	1.3%	1.4%		1.3%	1.4%

The increase in amortization of acquired intangible assets for the three- and nine-month periods ended September 30, 2020, as compared to the same periods in 2019, was the result of amortization of assets related to our recent acquisitions. Based on our intangible assets at September 30, 2020, we expect amortization of acquired intangible assets to be approximately $10.5 million for the remainder of 2020, and $43.0 million, $37.3 million, $28.9 million and $20.5 million for 2021, 2022, 2023 and 2024, respectively.

Restructuring Charge (Benefit)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2020	2019	% Change	2020	2019	% Change
Restructuring charge (benefit)	$21	$(300)	107.0%	$10,439	$6,879	51.8%
As a percentage of revenue	—%	—%		0.4%	0.3%

The restructuring charges for the three- and nine-month periods ended September 30, 2020 were primarily the result of management actions initiated in the fourth quarter of 2019 to focus on investments having the potential to accelerate revenue growth. The restructuring charges relate to certain headcount reductions and a $6.2 million impairment of a right-of-use asset related to the exit of a leased facility. We do not expect material additional restructuring charges related to these actions.

The restructuring (benefit) charge for the three- and nine-month periods ended September 30, 2019 were primarily the result of certain restructuring actions initiated in the fourth quarter of 2018. Management's intention in implementing the restructuring was to re-balance investments with the goal of improving long-term revenue growth and scale. The restructuring charges primarily consist of costs associated with headcount reductions. We do not expect additional restructuring charges related to this action.

Non-Operating Income (Expense)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2020	2019	% Change	2020	2019	% Change
Interest income	$6,307	$7,908	(20.2)%	$22,852	$22,953	(0.4)%
As a percentage of revenue	0.8%	1.1%		1.0%	1.1%
Interest expense	$(17,324)	$(12,127)	42.9%	$(51,778)	$(32,689)	58.4%
As a percentage of revenue	(2.2)%	(1.7)%		(2.2)%	(1.5)%
Other expense, net	$(2,158)	$(752)	187.0%	$(7,869)	$(819)	860.8%
As a percentage of revenue	(0.3)%	(0.1)%		(0.3)%	—%

For the periods presented, interest income primarily consisted of interest earned on invested cash balances and marketable securities. The decrease in interest income for the three- and nine-month periods ended September 30, 2020, as compared to the same periods in 2019, was primarily the result of investing in marketable securities at lower rates in 2020 due to lower interest rates in 2020 as compared to the same periods in 2019.

Interest expense is related to our debt transactions, which are described in Note 7 to the consolidated financial statements. The increase in interest expense for the three- and nine-month periods ended September 30, 2020, as compared to the same periods in 2019, was due to the August 2019 issuance of $1,150.0 million in principal amount of convertible senior notes due 2027.

Other expense, net primarily represents net foreign exchange gains and losses and other non-operating expense and income items. The fluctuation in other expense, net for the three- and nine-month periods ended September 30, 2020, as compared to the same periods in 2019, is primarily due to the unfavorable impact of changes in foreign exchange rates.

(Provision) Benefit for Income Taxes

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2020	2019	% Change	2020	2019	% Change
(Provision) benefit for income taxes	$(8,801)	$960	(1,016.8)%	$(41,764)	$(42,718)	(2.2)%
As a percentage of revenue	(1.1)%	0.1%		(1.8)%	(2.0)%
Effective income tax rate	(5.2)%	0.7%		(8.6)%	(10.6)%

For the three-month period ended September 30, 2020, as compared to the same period in 2019, our provision for income taxes increased due to an increase in profitability and release of certain tax reserves related to the expiration of local statutes of limitations in 2019. These amounts were partially offset by an increase in foreign income taxed at lower rates, a decrease in intercompany sales of intellectual property, a decrease in the valuation allowance recorded against deferred tax assets related to state tax credits and additional benefits related to the issuance of certain final Tax Cuts and Jobs Act, or the TCJA, tax regulations in July 2020.

For the three- and nine-month periods ended September 30, 2020, our effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the impact of the excess tax benefit related to stock-based compensation, the benefit of U.S. federal, state and foreign research and development credits and additional benefits related to the issuance of certain final TCJA tax regulations in July 2020. These amounts were partially offset by non-deductible stock-based compensation and state taxes.

For the three- and nine-month periods ended September 30, 2019, our effective income tax rate was lower than the federal statutory tax rate due to the release of certain tax reserves related to the expiration of local statutes of limitations, foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by the valuation allowance recorded against deferred tax assets related to state tax credits, non-deductible executive compensation, state taxes and an intercompany sale of intellectual property.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted in March 2020. The CARES Act did not have a material impact on the effective tax rate for the period ended September 30, 2020. We will continue to monitor further changes to the global legislative and regulatory developments enacted as a result of COVID-19.

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

Loss from Equity Method Investment

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2020	2019	% Change	2020	2019	% Change
Loss from equity method investment	$(559)	$(1,388)	(59.7)%	$(1,674)	$(1,388)	20.6%
As a percentage of revenue	(0.1)%	(0.2)%		(0.1)%	(0.1)%

During 2019, we began recognizing our share of earnings from our investment with Mitsubishi UFJ Financial Group in a joint venture, Global Open Network, Inc., or GO-NET. GO-NET intends to operate a new blockchain-based online payment network. For the three- and nine-month periods ended September 30, 2020, the losses recognized reflect our share of the losses incurred by GO-NET. We expect to record additional losses in 2020 and beyond as GO-NET continues executing on the early stages of its business plan.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Income from operations	$181,158	$143,289	$523,917	$413,596
Amortization of acquired intangible assets	10,340	9,624	31,155	28,871
Stock-based compensation	50,217	46,815	146,901	140,262
Amortization of capitalized stock-based compensation and capitalized interest expense	7,913	8,455	24,540	25,738
Restructuring charge (benefit)	21	(300)	10,439	6,879
Acquisition-related costs	1,051	219	1,189	1,194
Legal settlements	—	—	275	—
Transformation costs	—	—	—	5,527
Non-GAAP income from operations	$250,700	$208,102	$738,416	$622,067

GAAP operating margin	23%	20%	22%	19%
Non-GAAP operating margin	32%	29%	31%	29%

The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$158,623	$137,890	$443,684	$358,935
Amortization of acquired intangible assets	10,340	9,624	31,155	28,871
Stock-based compensation	50,217	46,815	146,901	140,262
Amortization of capitalized stock-based compensation and capitalized interest expense	7,913	8,455	24,540	25,738
Restructuring charge (benefit)	21	(300)	10,439	6,879
Acquisition-related costs	1,051	219	1,189	1,194
Legal settlements	—	—	275	—
Transformation costs	—	—	—	5,527
Amortization of debt discount and issuance costs	15,747	11,133	47,057	30,761
Gain on investments	—	—	—	(440)
Loss from equity method investment	559	1,388	1,674	1,388
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(28,689)	(34,631)	(68,481)	(61,389)
Non-GAAP net income	$215,782	$180,593	$638,433	$537,726

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
GAAP net income per diluted share	$0.95	$0.84	$2.69	$2.18
Amortization of acquired intangible assets	0.06	0.06	0.19	0.18
Stock-based compensation	0.30	0.28	0.89	0.85
Amortization of capitalized stock-based compensation and capitalized interest expense	0.05	0.05	0.15	0.16
Restructuring charge (benefit)	—	—	0.06	0.04
Acquisition-related costs	0.01	—	0.01	0.01
Legal settlements	—	—	—	—
Transformation costs	—	—	—	0.03
Amortization of debt discount and issuance costs	0.09	0.07	0.29	0.19
Gain on investments	—	—	—	—
Loss from equity method investment	—	0.01	0.01	0.01
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.17)	(0.21)	(0.42)	(0.37)
Adjustment for shares(1)	0.02	—	0.02	—
Non-GAAP net income per diluted share (2)	$1.31	$1.10	$3.89	$3.26

Shares used in GAAP diluted per share calculations	166,519	164,558	164,990	164,788
Impact of benefit from note hedge transactions(1)	(1,732)	—	(795)	—
Shares used in non-GAAP diluted per share calculations(1)	164,787	164,558	164,195	164,788

(1) Shares used in non-GAAP diluted per calculations have been adjusted for the three and nine months ended September 30, 2020, for the benefit of our note hedge transactions. During the three months ended September 30, 2020, our average stock price was in excess of $95.10, which is the initial conversion price of our convertible senior notes due in 2025. See further discussion below.

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

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$158,623	$137,890	$443,684	$358,935
Interest income	(6,307)	(7,908)	(22,852)	(22,953)
Provision (benefit) for income taxes	8,801	(960)	41,764	42,718
Depreciation and amortization	100,644	92,525	294,992	270,265
Amortization of capitalized stock-based compensation and capitalized interest expense	7,913	8,455	24,540	25,738
Amortization of acquired intangible assets	10,340	9,624	31,155	28,871
Stock-based compensation	50,217	46,815	146,901	140,262
Restructuring charge (benefit)	21	(300)	10,439	6,879
Acquisition-related costs	1,051	219	1,189	1,194
Legal settlements	—	—	275	—
Transformation costs	—	—	—	5,527
Interest expense	17,324	12,127	51,778	32,689
Gain on investments	—	—	—	(440)
Loss from equity method investment	559	1,388	1,674	1,388
Other expense, net	2,158	752	7,869	1,259
Adjusted EBITDA	$351,344	$300,627	$1,033,408	$892,332

Adjusted EBITDA margin	44%	42%	44%	42%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of September 30, 2020, our cash, cash equivalents and marketable securities, which primarily consisted of corporate bonds, totaled $2.6 billion. Factoring in the $2.3 billion in principal amount of convertible senior notes we have outstanding, our net cash at September 30, 2020 was $254.1 million. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy is also designed to limit the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of September 30, 2020, we had cash and cash equivalents of $465.9 million held in accounts outside the U.S. The TCJA establishes a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact. As a result, our liquidity is not materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Nine Months Ended September 30,
(in thousands)	2020	2019
Net income	$443,684	$358,935
Non-cash reconciling items included in net income	538,375	524,256
Changes in operating assets and liabilities	(58,152)	(107,027)
Net cash provided by operating activities	$923,907	$776,164

The increase in cash provided by operating activities for the nine-month period ended September 30, 2020, as compared to the same period in 2019, was primarily due to increased profitability, lower cash paid for taxes in 2020 and timing of vendor payments. The increase was partially offset by the timing of payments from customers.

Cash Used in Investing Activities

	For the Nine Months Ended September 30,
(in thousands)	2020	2019
Cash received (paid) for business acquisition, net of cash acquired	$106	$(121,409)
Cash paid for asset acquisition	(36,376)	—
Cash paid for equity method investment	—	(36,008)
Purchases of property and equipment and capitalization of internal-use software development costs	(564,427)	(428,411)
Net marketable securities activity	177,637	(494,237)
Other investing activity	(1,980)	1,895
Net cash used in investing activities	$(425,040)	$(1,078,170)

The decrease in cash used in investing activities during the nine-month period ended September 30, 2020, as compared to the same period in 2019, was driven by an increase in purchases of marketable securities with the proceeds from our August 2019 issuance of convertible senior notes. Additionally, the 2019 period included cash paid for our acquisition of Janrain, Inc. and our investment in GO-NET. These were partially offset by increased purchases of property and equipment in support of our network growth.

Cash (Used in) Provided by Financing Activities

	For the Nine Months Ended September 30,
(in thousands)	2020	2019
Activity related to convertible senior notes	$—	$318,554
Activity related to stock-based compensation	(31,487)	(17,912)
Repurchases of common stock	(121,078)	(291,788)
Other financing activities	—	(1,558)
Net cash (used in) provided by financing activities	$(152,565)	$7,296

Cash used in financing activities increased during the nine-month period ended September 30, 2020, as compared to the same period in 2019, due to $1.1 billion of proceeds received in 2019 from our convertible notes due in 2027 partially offset by the repayment of $690 million in convertible senior notes due in February 2019 and fewer share repurchases in 2020.

Effective November 2018, our Board of Directors authorized a $1.1 billion share repurchase program through December 2021. Our goals for the share repurchase program are to offset the dilution created by our employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant.

During the nine-month period ended September 30, 2020, we repurchased 1.3 million shares of common stock at a weighted average price of $95.88 per share for an aggregate of $121.1 million. As of September 30, 2020, $644.4 million remains available for future share repurchases. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. There were no outstanding borrowings under the Credit Agreement as of September 30, 2020.

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

Contractual Obligations

Our principal commitments consist of service agreements with various vendors for bandwidth usage, obligations under leases with co-location facilities for data center capacity, obligations under leases for office space and open vendor purchase orders. Our minimum commitments related to bandwidth usage and co-location leases may vary from period to period depending on the timing and length of contract renewals with our vendors. As of September 30, 2020, there have been no significant changes in our future non-cancelable minimum payments under these commitments from those reported in our annual report on Form 10-K for the year ended December 31, 2019, other than normal period-to-period variations.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 13 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2019 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the nine months ended September 30, 2020 was determined to be immaterial.

As of September 30, 2020, we did not have any additional material off-balance sheet arrangements.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our consolidated statements of income within other income, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the nine months ended September 30, 2020. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of September 30, 2020 and December 31, 2019, no customer had an accounts receivable balance greater than 10% of our accounts receivable. We believe that at September 30, 2020, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The revenue growth rate we have enjoyed in recent years may not continue in future periods and could decline. Our revenue depends on continued growth in demand for our solutions and our ability to maintain the prices we charge for them. Our traditional offerings, particularly our Media and Web Performance solutions, are subject to increasing pricing pressure in certain verticals and geographies due to competition and business conditions affecting many of our customers. This has increased the difficulty of accelerating revenue growth. We have seen a significant increase in revenue from our media solutions so far this year; that rate of increase may be difficult to replicate in future periods if the increased media usage related to the COVID-19 pandemic and associated stay-at-home orders across the globe stabilizes or the amount of traffic on our network otherwise does not grow at rates similar to those we enjoyed in the first three quarters half of this year. Our ability to increase our revenue depends on many other factors including how well we can:

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

If we are unable to continue to increase the amount of traffic we deliver over our network or otherwise increase revenue, it will be difficult to maintain or improve our current level of profitability without impacting our operations.

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

Laws and regulations that apply to the Internet related to privacy, security requirements, data localization, content liability and restrictions on social media or other content could pose risks to our revenues, intellectual property, and customer relationships as well as increase expenses or create other disadvantages to our business. Interpretations of laws or regulations that would subject us to regulatory supervision or, in the alternative, require us to exit a line of business or a country, could lead to loss of significant revenues and have a negative impact on the quality of our solutions.

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

Engineering efforts to build new capabilities to facilitate compliance with data localization, privacy, law enforcement access requirements, or other regulations could require us to take on substantial expense and divert engineering resources from other projects. We might experience reduced demand for our offerings if we are unable to engineer products that meet our legal duties or help our customers meet their obligations under the GDPR, the CCPA, or other data regulations, or if the changes we implement to comply with such laws and regulations make our offerings less attractive.

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
•geo-political developments that impact our customers' ability to operate or deliver traffic in a country, such as regulations recently adopted in India to prevent certain applications from being served there and announced U.S. regulations restricting delivery of certain Chinese applications;
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

Actions taken to address the COVID-19 pandemic have made, and are expected to continue to make, it more difficult for us to manage international operations, including as a result of travel restrictions on us and our customers. Geo-political events such as the United Kingdom's withdrawal from the European Union, commonly referred to as Brexit, may impact our business in different parts of the world. In particular, it is possible that the level of economic activity in the United Kingdom and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities, including those related to tax, trade, security and employee relations as a result of Brexit. Such developments could be disruptive to our operations and business relationships in affected regions. We also face the risk of lost revenues due to potential sanctions that may be imposed by the U.S. government against doing business with certain non-U.S. persons and entities. Trade disputes and unrest and other political activity, public health emergencies such as the COVID-19 outbreak, natural disasters or general economic or political factors that disrupt our customers' businesses or our own operations could negatively impact our revenue and ability to offer services in impacted countries.

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

Any inability to integrate completed acquisitions or combinations in an efficient and timely manner could have an adverse impact on our results of operations. If we use a significant portion of our available cash to pay for acquisitions that are not successful, it could harm our balance sheet and limit our flexibility to pursue other opportunities without having enjoyed the intended benefits of the acquisition. As we complete any future acquisitions, we may encounter difficulty in incorporating acquired technologies into our offerings while maintaining the quality standards that are consistent with our brand and reputation. If we are not successful in completing acquisitions or other strategic transactions that we may pursue in the future, we may incur substantial expenses and devote significant management time and resources without a successful result. Future acquisitions could require use of substantial portions of our available cash or result in dilutive issuances of securities.

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

Our future success depends upon the services of our executive officers and other key technology, sales, marketing and support personnel who have critical industry experience and relationships. There is significant competition for talented individuals in the regions in which our primary offices are located, which affects both our ability to retain key employees and hire new ones. None of our officers or key employees is bound by an employment agreement for any specific term, and members of our senior management have left Akamai over the years for a variety of reasons. If restrictions on activities imposed by governments across the world as a result of the COVID-19 pandemic persist for an extended period, we may have difficulty fully addressing our hiring needs due to associated logistical and other issues. The loss of the services of a significant number of our employees or any of our key employees (including as a result of health issues related to the COVID-19 pandemic) or our inability to attract and retain new talent may be disruptive to our operations and overall business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the third quarter of 2020 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
July 1, 2020 – July 31, 2020	—	$—	—	$657,601
August 1, 2020 – August 31, 2020	50,566	109.52	50,566	652,063
September 1, 2020 – September 30, 2020	69,431	110.33	69,431	644,403
Total	119,997	$109.99	119,997	$644,403

(1)Information is based on settlement dates of repurchase transactions.
(2)Consists of shares of our common stock, par value $0.01 per share.
(3)Includes commissions paid.
(4)Effective November 2018, our Board of Directors authorized a $1.1 billion repurchase program through December 2021.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iv) Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

November 6, 2020	By:	/s/ Edward McGowan
Edward McGowan
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)