Form 10-K
period 2020-12-31
AKAMAI TECHNOLOGIES INC
filed 2021-02-26
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $17,181.1 million based on the last reported sale price of the Common Stock on the Nasdaq Global Select Market on June 30, 2020.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of February 23, 2021: 163,220,270 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K.

AKAMAI TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

PART I

Item 1. Business

Overview

Akamai provides solutions for securing and delivering content and business applications over the internet. At the core of our solutions is our globally-distributed Akamai Intelligent Edge Platform, which is designed to help our customers leverage the power and reach of the internet while protecting them from malicious threats to their business. We deploy servers and technology at the “edge” of the internet – establishing touch points on its perimeter in more than 130 countries and nearly 1,400 networks around the world. This approach affords us unique insight and visibility into traffic volumes, congestion, attack patterns, vulnerabilities and other activities across this complex cloud of networks and systems. Leveraging these insights and our position at the edge, we offer our customers solutions designed to protect them from threats and attacks, while empowering them to securely deliver their business as they engage, entertain and interact with their customers; extend their internal systems beyond their corporate perimeters to control access and better leverage the cloud; and help them compete and operate with the scale, resilience and security that businesses demand.

Our Strategy

The COVID-19 pandemic, which has caused global disruption over the last year, has reinforced our belief in the internet’s vital role in transforming the way we exchange ideas and information and conduct business. Across the world, there has been a shift to remote work that must be done securely and reliably. Media consumption over the internet – movies, TV shows and games – has dramatically increased. At the same time, security threats have continued to grow more sinister and advanced. These trends are not new; while they may have been accelerated by the global health crisis, it is our view that the internet will play an increasingly important role in our lives going forward.

Our strategy is to meet the needs of this transformation by offering security, performance and delivery solutions that give our customers the competitive edge they need. The Akamai Intelligent Edge Platform is central to our approach; positioning us at the edge of the internet for more than 20 years. Our platform is deployed across approximately 4,100 locations around the world, tied together with sophisticated software and algorithms. Through this uniquely pervasive presence at the edge, we bring applications, experiences and business decisions closer to users — and help keep attacks and threats away. We believe the strategic proximity enabled by this distributed approach makes us well situated to empower our customers to cost effectively deliver superior user experiences that are interactive, rich and secure.

More specifically, key features of the platform include capabilities to:

•identify, absorb and block security threats;
•efficiently route traffic away from internet trouble spots;
•help our customers implement a zero trust security model as described below;
•detect what devices individuals are using and optimize content delivery to them;
•secure and manage customer identity;
•provide our customers with business, technical and analytical insights into their online operations; and
•understand different types of traffic visiting websites so that customers can respond to it.

We believe that our scale, unique technology, highly-skilled workforce, industry-leading security capabilities, strong relationships with thousands of major brands and relentless and personalized attention to customer and partner needs create significant value for stockholders, provide a meaningful advantage over competitors and position us well for the future.

Our Solutions

Cloud and Enterprise Security

Akamai’s cloud and enterprise security solutions are designed to keep infrastructure, websites, applications, application programming interfaces, or APIs, and users safe from a multitude of cyberattacks and online threats while improving performance. Our solutions provide customizable protections for organizations that are seeking more control over their web and application security as well as easy-to-implement solutions for organizations without robust expertise. We also offer frameworks and tools to enable new models for remote corporate access to replace the traditional virtual private network (VPN) approach and facilitate users and devices safely connecting to the internet; in particular, we enable a “zero trust” approach to network security that specifies, on an application by application basis, which users and devices can access applications and data. With zero trust, enterprises can proactively identify, block and mitigate threats including malware, ransomware and phishing attacks. Additional Akamai security capabilities include API security, credential abuse mitigation, protection against distributed denial of service, or DDoS, attacks, identity management, in-browser threat protection, web application firewall and secure web gateway. We intend to focus much of our investment in innovation on security solutions, which we believe present revenue growth opportunities.

Web and Mobile Performance

Our web and mobile performance solutions are architected to enable dynamic websites and applications to have rapid response times, no matter where the user is, what device or browser they are using or how they are connected to the internet. These services leverage intelligent performance optimization and real-time monitoring, origin offload and network reliability, and insights that enable enterprises to identify and address performance issues. Akamai web and mobile performance capabilities also include global traffic management, site acceleration, application load balancing, automated image and video optimization, large-scale load testing and real-user monitoring.

Media Delivery

Akamai’s media delivery solutions are designed to enable enterprises to execute their digital media distribution strategies by addressing volume and global reach requirements, improving the end-user experience, boosting reliability and reducing the cost of internet-related infrastructure. Underlying these solutions is technology to address variable connection speeds and device types, facilitate access to disparate locations around the world, accelerate large file downloads, reliably deliver high-quality live content across various devices and platforms, enable comprehensive insights and real-time online video monitoring, and offer globally-distributed cloud storage designed for resiliency, high-availability and real-time performance optimization. Akamai media delivery solutions include video streaming and video player services, game and software delivery, broadcast operations, authoritative domain name system, or DNS, resolution, and data and analytics.

Edge Compute

Our edge compute capabilities are designed to enable developers to deploy and distribute code at the edge. This approach brings data and decision-making closer to the users and systems that act upon them so teams can rapidly iterate on existing capabilities to meet changing customer needs and build low latency solutions that provide fast, responsive and personalized experiences. With access to the Akamai Intelligent Edge Platform, enterprises and developers gain rapid deployment and global scale without managing any additional internal infrastructure.

Carrier

Akamai’s carrier offerings are designed to help customers operate a cost-efficient network that capitalizes on traffic growth and new subscriber services for security, traffic management and content delivery. Our solutions help carriers sell easy-to-deploy cyberthreat protection offerings to their subscriber base; offerings include protection from phishing, viruses, malware and ransomware. Additionally, our carrier security solutions include parental controls to tailor internet access. We also offer DNS infrastructure and content delivery solutions for carriers through our intelligent recursive DNS offering and managed content delivery network, which has dedicated servers for the carriers’ own services with Akamai providing content provisioning, delivery and reporting.

Services and Support

We provide an array of service and support offerings designed to assist customers with integrating, configuring, optimizing and managing our core offerings. Once customers are deployed on the Akamai Intelligent Edge Platform, they can rely on our professional services and security experts for customized solutions, problem resolution and 24/7 customer support. Additional features are available to enterprises that purchase our premium and managed security solutions including a dedicated technical account team, proactive service monitoring, custom technical support handling, security traffic monitoring, technical security reviews, threat advisories and emergency support for security events.

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

The Akamai Intelligent Edge Platform leverages more than 325,000 servers deployed in more than 1,400 networks ranging from large, backbone network providers to medium and small internet service providers, or ISPs, to cable modem and satellite providers to universities and other networks. By deploying servers within a wide variety of networks across more than 130 countries, we are better able to manage and control routing and delivery quality to geographically diverse users. We also have thousands of peering relationships that provide us with direct paths to end-user networks, which reduce data loss, while also potentially giving us more options for delivery at reduced cost.

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

Our platform offers flexibility too. Customers can control the extent of their use of Akamai's technology to scale on demand, using as much or as little capacity of the global platform as they require, to support widely varying traffic and rapid growth without the need for expensive and complex internal infrastructure.

Human Capital

Our employees – our human capital – are our most valuable assets as they are fundamental to our innovation, the operation and ongoing enhancement of the Akamai Intelligent Edge Platform, the fostering and maintenance of relationships with our customers and the management of our operations. The importance of our workforce to our success is underscored by centering two of our 2020 corporate mission critical goals on our employees: (1) making Akamai a globally diverse, inclusive and great place to work and (2) delivering a superior end-to-end employee experience through the modernization and improvement of our technologies. Different aspects of our human capital management are overseen by our board of directors as well as its Talent, Leadership & Compensation and Environmental, Social & Governance Committees.

As of December 31, 2020, we had 8,368 employees worldwide, located in more than 30 countries and representing over 85 nationalities, which we believe helps bring a global perspective to our operations. Our employees are grouped across the following roles, with the approximate percentage of the overall population noted: engineering and research and development (29%), services and support (28%), sales and marketing (23%) and administrative functions (20%).

Akamai’s focus on the development of our human capital is reflected in our approach to engagement, compensation and benefits, training and development and health and safety procedures. Across these areas, we emphasize maintaining a corporate culture rooted in meritocracy — recognizing and rewarding individuals who bring innovation, creativity, diligence, intelligence, diverse ideas and positive perspectives to their work.

It is our belief that an engaged employee base is key to having the productive, ethical and inclusive workplace needed to successfully compete in today’s marketplace. We regularly conduct surveys of our employees to assess engagement and job satisfaction. Results from these surveys have consistently shown a strong sense of engagement and confidence in Akamai's future; scoring us in the top 20% of top-performing companies in the comparative index used by our third-party survey provider, a nationally-recognized consulting firm specializing in corporate culture. We have been acknowledged in respected publications across the U.S., India and Poland as a great place to work. Our leadership believes that one of the keys to fostering employee inclusion and engagement is through communication. This approach was amplified in 2020 because of the COVID-19 pandemic. Our Chief Executive Officer conducted more than 70 employee town halls and all hands meetings (most of which were virtual), and our Chief Human Resources Officer provided weekly updates on pandemic-related developments and available resources to assist employees. In 2020, all employees were invited to participate in a company-wide program, developed by a behavioral research organization, that was intended to help us increase inclusivity, become more open to change and accelerate our innovation. We also work closely with the Akamai Foundation to provide community service and charitable matching fund opportunities for Akamai employees, endeavors that have been shown to increase employee engagement.

Akamai is an equal opportunity employer that values the strength that diversity brings to the workplace. All qualified applicants for employment with us receive consideration for employment, and we do not tolerate discrimination on the basis of gender, gender identity, sexual orientation, race or ethnicity, protected veteran status, disability or other protected group status. Akamai supports varied programs and practices designed to promote a diverse and inclusive working environment. We have eleven employee resource groups, or ERGs, that offer opportunities for groups of employees to come together for mutual support, education and development. ERGs encompass different racial and ethnic groups, persons with different physical abilities, parents, military veterans, those supporting the LGBTQ community and women. We track the diversity of our workforce and report quarterly to the board of directors on our progress to improve our diverse representation. At December 31, 2020, global female representation was 26.2%, up from 25.8% at the end of 2019, and racial and ethnic minority representation in the U.S. was 40.6%, up from 39.6% at the end of 2019. To help us improve the diversity of our workforce, we participate in or sponsor professional development and recruiting forums such as the Massachusetts Conference for Women, National Society of Black Engineers, Society of Hispanic Engineers and Hack.Diversity. We also offer the Akamai Technical Academy, a technical training program for diverse individuals (gender, ethnicity, experiential, generational, veterans) who are interested in pursuing a technical career path, but may not be formally educated in science, mathematics or engineering. The program consists of Akamai-specific classroom training, after which participants are placed in a variety of contract roles across our organization with the potential to become full time employees. We also train hiring managers to draft inclusive job descriptions intended to broaden the pool of eligible applicants.

We have a demonstrated history of investing in our workforce by offering competitive salaries, wages and benefits. Our compensation and benefits philosophy is to maximize the effectiveness of pay and benefits programs to attract and retain the high caliber individuals needed to drive the success of our business, while balancing cost-effectiveness and competitive factors. Our benefits programs (which vary by country and region) include healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, adoption and fertility assistance, employee assistance programs, tuition assistance and holistic wellness programs. Our wellness programs include educational offerings on healthy lifestyles, access to mental health experts and access to ergonomic advice and equipment. To foster a stronger sense of ownership and align the interests of employees with shareholders, restricted stock units are provided to eligible employees under our broad-based stock incentive programs, and most employees are eligible to participate in our employee stock purchase plan.

As a signatory to the White House Equal Pay Pledge, Akamai believes in fair and equitable pay for all of our employees, and we are committed to monitoring our pay practices regularly and making adjustments, as necessary, to deliver on this pledge. Our most recent internal pay equity analyses (conducted with the assistance of a nationally-recognized outside consultant), covering gender globally and race and gender in the U.S., found no patterns of disparity. To address a small number of anomalous discrepancies impacting both male and female employees, we made adjustments to the compensation of the affected individuals in 2020.

We invest significant resources in professional development, career advancement and training for our global workforce. All employees participate in our Akamai Elevation performance review program. We offer leadership training workshops, 360 review initiatives and succession planning exercises to encourage and enable internal promotion and advancement. More than 1,100 employees received promotions last year, an promotion rate of 16%, and over 300 individuals transferred to new opportunities in the company. In 2020, approximately 8,600 of our employees and contractors at year end (more than 97%) completed at least one training in our Akamai University program; overall, we recorded completion of more than 350,000 training courses by our employees and contractors. All employees are required to complete annual ethics and compliance and data security training.

In response to the COVID-19 pandemic, we instituted protocols and policies focused on prioritizing the health and safety of our employees while maintaining business continuity and minimizing disruptions to customer support and service delivery. In mid-March 2020, we shifted to a remote working posture and closed all offices to staff other than employees in key functions, such as monitoring and managing our network. At year end, approximately 99% of our employees were working remotely. We have temporarily suspended all Akamai-led or -organized in-person events and eliminated nearly all business-related travel. To support our workforce, we introduced new collaboration tools and techniques and instituted a productivity reimbursement program to assist all employees with purchasing equipment to better enable remote work. We expanded our wellness programs to offer courses on, among other things, caregiving during the pandemic and vaccine information; provided employees with licenses to a digital health platform; and developed manager guidance on enabling flexible work arrangements. We also provided four paid wellness days in 2020 to allow additional paid time off for employees, specifically to encourage mental and physical health. Health and safety protocols have been adopted in all of our offices to protect the well-being of those employees who need to access an Akamai location in person. In addition to support for full- and part-time employees, we guaranteed sick pay for contractors we retain. We have a rigorous process for assessing whether any office can reopen (and remain open) based on local government regulations, local health trends and business needs. For most locations, our facilities are expected to be closed to employees whose job responsibilities do not require in-office work through December 31, 2021.

Customers

As of December 31, 2020, our customers included many of the world's leading corporations, including Adobe, Airbnb, Alibaba, Autodesk, Capital Group, Carnival Corporation, The Coca-Cola Company, Comcast, Concur, Crate & Barrel, eBay, Electronic Arts, Epic Games, FedEx, Fidelity Investments, General Electric, Honda, IKEA, Japan Airlines, Lufthansa, Maersk Transportation & Logistics, Marriott, NBCUniversal, Panasonic, Panera Bread, PayPal, Philips, Qualcomm, Rabobank, Riot Games, Sony Interactive Entertainment, Spotify, Telefonica, Toshiba, Ubisoft, Viacom, WarnerMedia and The Washington Post. We also actively sell to government agencies. As of December 31, 2020, our public-sector customers included the U.S. Census Bureau, the U.S. Department of Defense, the U.S. Department of Labor, the U.S. Department of State, the U.S. Department of Transportation and the U.S. Department of the Treasury.

No customer accounted for 10% or more of total revenue for any of the years ended December 31, 2020, 2019 and 2018. Less than 10% of our total revenue in each of the years ended December 31, 2020, 2019 and 2018 was derived from contracts or subcontracts terminable at the election of the federal government, and we do not expect such contracts to account for more than 10% of our total revenue in 2021.

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

To support our sales efforts and promote the Akamai brand, we conduct comprehensive marketing programs. Our marketing strategies include an active public relations campaign, print advertisements, online advertisements, participation at trade shows (virtually or in person), strategic alliances, ongoing customer communication programs, training and sales support.

Competition

The market for our solutions is intensely competitive and characterized by rapidly changing technology, evolving industry standards and frequent new product and service innovations. We expect competition for our offerings to increase both from existing competitors and new market entrants. We compete primarily on the basis of:

•the performance and reliability of our solutions;
•return on investment in terms of cost savings and new revenue opportunities for our customers;
•reduced infrastructure complexity;
•sophistication and functionality of our offerings;
•scalability;
•security;
•ease of implementation and use of service;
•customer support; and
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

Government Regulation

As a global technology company, Akamai is subject to complex foreign and U.S. laws and regulations in areas such as data privacy and localization, liability for content delivered over our network, bribery, export controls, competition, tax and foreign exchange controls.

Privacy laws, such as the European Union General Data Protection Regulation and the California Consumer Privacy Act of 2018, impact how we use data generated from our network as well as our ability to reach current and prospective customers, understand how our solutions are being used, transfer data about our employees and respond to customer requests allowed under the laws. Other laws and regulations that apply to the internet related to, among other things, content liability, security requirements, critical infrastucture designations, internet resiliency, law enforcement access to information, net neutrality, data localization requirements and restrictions on social media or other content can have an impact on our business. For example, regulations have been enacted or proposed in a number of countries that limit the delivery of certain types of content into those countries; these include restrictions adopted in India in 2020 prohibiting access to identified Chinese applications and proposed regulations in the U.S. on delivery of certain Chinese mobile applications. Enactment and expansion of such laws and regulations would negatively impact our revenues or cause us to incur costs to redesign systems to ensure compliance.
We are subject to the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. To the extent we export technical services, data and products outside of the U.S., we are subject to U.S. and international laws and regulations governing international trade and exports, including, but not limited to, the International Traffic in Arms Regulations, the Export Administration Regulations, and trade sanctions against embargoed countries.

Many of these laws and regulations are still evolving and could be interpreted and applied in a manner that is inconsistent from country to country and inconsistent with our current policies and practices and in ways that could harm our business. For example, while we are generally not subject to regulations applicable to telecommunications companies, new or different interpretations of laws or regulations could subject us to regulatory supervision. In general, the nature and breadth of laws and regulations governing the internet may increase in the future; accordingly, we are unable to assess the possible effect of compliance with future requirements or whether our compliance with such regulations will materially impact our business, results of operations, or financial condition.

For further discussion of how government regulations may affect our business, see the related discussion below in Item 1A. Risk Factors – We face risks associated with global operations that could harm our business; – Evolving privacy regulations could negatively impact our profitability and business operations; and – Other regulatory developments could negatively impact our business.

Intellectual Property

Our success and ability to compete are dependent on developing and maintaining the proprietary aspects of our technology and operating without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. As of December 31, 2020, we owned, or had exclusive rights to, nearly 500 U.S. patents covering our technology as well as patents issued by other countries. Our U.S.-issued patents have terms extendable to various dates between 2021 and 2039. We do not believe that the expiration of any particular patent in the near future would be materially detrimental to our business. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

Additional Information

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

Financial and Operational Risks

We may face slowing revenue growth which could negatively impact our profitability and stock price.

The revenue growth rate we have enjoyed in recent years may not continue in future periods and could decline, which could negatively impact our profitability and stock price. Our revenue depends on the amount of traffic we deliver, continued growth in demand for our performance and security solutions and our ability to maintain the prices we charge for them.

We experienced a significant increase in revenue from our media solutions in 2020 due in significant part to greater consumption of online media and games during the COVID-19 pandemic and associated stay-at-home orders across the globe. Numerous other factors impact our traffic growth including:

•the pace of introduction of over-the-top (often referred to as OTT) video delivery initiatives by our customers;
•the popularity of our customers’ streaming offerings as compared to those offered by companies that do not use our solutions;
•variation in the popularity of online gaming;
•media and other customers utilizing their own data centers and implementing delivery approaches that limit or eliminate reliance on third party providers like us; and
•general macro-economic conditions and industry pressures.

We saw traffic levels on our network begin to stabilize in the fourth quarter of 2020. Accordingly, we do not expect traffic growth in 2021 to continue at the same levels we saw earlier in 2020 absent other significant industry developments.

We have experienced significant growth in revenue from our security solutions in recent years. To maintain or accelerate growth in security revenue, we must increase our industry recognition as a security solutions provider and develop new solutions in a rapidly-changing environment where security threats are constantly evolving. We must also ensure that our solutions operate effectively and are competitive with products offered by others.

We have experienced revenue declines in recent quarters from our web performance solutions and expect this trend to continue because of increasing pricing pressure in certain verticals and geographies due to competition and business conditions affecting many of our customers, particularly in travel and hospitality. In 2020, many of these customers faced significant disruptions to their business as a result of the international public health emergency associated with the COVID-19 pandemic. The economic fallout from the pandemic has continued into 2021 and can be expected to have far-reaching consequences across many industries, including additional bankruptcies, continued reductions in technology spending and economic recession. Any of these circumstances would negatively impact our revenues.

Our ability to increase our overall revenue also depends on many other factors including how well we can:

•retain existing customers, including maintaining the levels of existing services they buy;
•upsell new solutions to existing customers;
•expand our customer base;
•develop and sell innovative and appealing new solutions;
•address potential commoditization of our delivery-based solutions, which can lead to lower prices and loss of customers to competitors;
•counteract multi-vendor policies that could cause customers to reduce their reliance on Akamai;
•handle other competitive threats to our business;
•adapt to changes in our customer contracting models from a committed revenue structure to a "pay-as-you-go" approach, which would make it easier for customers to stop doing business with us, or from traditional overage billing models to ones that do not incorporate surcharges for usage above committed levels; and
•manage the impact of changes in general economic conditions, public health issues, natural disasters and public unrest on our ability to sell, market and provide our solutions.

If we are unable to increase revenues, our profitability and stock price could suffer.

Failure to control expenses could reduce our profitability, which would negatively impact our stock price.

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

If we do not develop new solutions that are attractive to enterprises, our revenue and operating results could be adversely affected.

Innovation is important to our future success. In particular, as security solutions have become, and are expected to continue to, be an increasingly important part of our business, we must be particularly adept at developing new security services that meet the constantly-changing threat landscape. The process of developing new solutions is complex, lengthy and uncertain; we must commit significant resources to developing new services or features without knowing whether our investments will result in solutions the market will accept, and we may choose to invest in business areas for which a viable market for our products does not ultimately develop. This could cause our expenses to grow more rapidly than our revenue. Trying to innovate through acquisition can be costly and with uncertain prospects for success; we may find that attractive acquisition targets are too expensive for us to pursue which could cause us to pursue more time-consuming internal development. Continuing restrictions on the ability of our developers and other employees to work in our facilities as a result of restrictions imposed by governments to combat the COVID-19 pandemic could reduce their effectiveness including, for example, by making it more difficult for them to collaborate as effectively in the development of new solutions. Failure to develop, on a cost-effective basis, innovative new or enhanced solutions that are attractive to customers and profitable to us could have a material detrimental effect on our business, results of operations, financial condition and cash flows.

If we are unable to compete effectively and adapt to changing market conditions, our business will be adversely affected.

We compete in markets that are intensely competitive and rapidly changing. Our current and potential competitors vary by size, product offerings and geographic region, and range from start-ups that offer solutions competing with a discrete part of our business to large technology or telecommunications companies that offer, or may be planning to introduce, products and services that are broadly competitive with what we do. The primary competitive factors in our market are differentiation of technology, global presence, quality of solutions, customer service, technical expertise, security, ease-of-use, breadth of services offered, price and financial strength.

Many of our current and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, broader product portfolios, longer operating histories, greater brand recognition and more established relationships in the industry than we do. As a result, some of these competitors may be able to:

•develop superior products or services;
•leverage better name recognition, particularly in the security market;
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
•offer lower prices than ours, including at levels that may not be profitable;
•spend more money on the promotion, marketing and sales of their products and services; and
•spend more money on research and development, including offering higher salaries to talented professionals which may impact our ability to hire or retain engineering and other personnel.

Smaller and more nimble competitors may be able to:

•attract customers by offering less sophisticated versions of products and services than we provide at lower prices than those we charge;
•develop new business models that are disruptive to us;
•in some cases, use funds from recent public securities offerings or private financings to strengthen their business to enable them to better compete with us; and
•respond more quickly than we can to new or emerging technologies, changes in customer requirements and market and industry developments, resulting in superior offerings.

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

We are reliant on large media and other customers to direct significant amounts of traffic to our network for a significant part of our revenues. In the past, some of those customers have determined that it is better for them to employ a “do-it-yourself” or “DIY” strategy by putting in place equipment, software and other technology solutions for content and application delivery and security protection within their internal systems instead of using Akamai solutions for some or all of their needs. Essentially, this is another form of competition for us. As the amount of money a customer spends with us increases, the risk that they will seek alternative solutions such as DIY or a multi-vendor policy likewise increases. If additional large customers shift to this model, traffic on our network and our contracted revenue commitments would decrease, which would negatively impact our business, profitability, financial condition, results of operations and cash flows.

Cybersecurity breaches and attacks on us, as well as steps we need to take to prevent them, could lead to significant costs and disruptions that harm our business, financial results and reputation.

We regularly face attempts to gain unauthorized access or deliver malicious software to the Akamai Intelligent Edge Platform and our internal IT systems, with the goal of stealing proprietary information related to our business, products, employees and customers; disrupting our systems and services or those of our customers or others; or demanding ransom to return control of such systems and services. These attempts take a variety of forms, including DDoS attacks, infrastructure attacks, botnets, malicious file uploads, cross-site scripting, credential abuse, ransomware, bugs, viruses, worms and malicious software programs. There could be attempts to infiltrate our systems through our supply chain and contractors. Malicious actors are known to attempt to fraudulently induce employees and suppliers to disclose sensitive information through illegal electronic spamming, phishing or other tactics. Other parties may attempt to gain unauthorized physical access to our facilities in order to infiltrate our internal-use information systems. To date, cyber threats and other attacks have not resulted in any material adverse impact to our business or operations, but such threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them.

The complexities in managing the security profile of a distributed network with vast scale and geographic reach that evolves to incorporate new capabilities expose us to both known and unknown vulnerabilities. These vulnerabilities, resident in either software or configurations, may persist for extended periods of time. Our ability to detect vulnerabilities could be particularly limited during extraordinary events, such as the COVID-19 pandemic, where more staff are working remotely and dealing with unusual distractions. Similar security risks exist with respect to acquired companies, our business partners and the third-party vendors that we rely on for aspects of our information technology support services and administrative functions. As a result, we are subject to risks that the activities of our business partners and third-party vendors may adversely affect our business even if an attack or breach does not directly target our systems.

To protect our corporate and deployed networks, we must continuously engineer more secure solutions, enhance security and reliability features, improve the deployment of software updates to address security vulnerabilities, develop mitigation technologies that help to secure customers from attacks and maintain the digital security infrastructure that protects the integrity of our network and services. This is frequently costly, with a negative impact on near-term profitability. We may need to increase our spending in the future; these costs could reduce our operating margin.

Any actual, alleged or perceived breach of network security in our systems or networks, or any other actual, alleged or perceived data security incident we or our third-party suppliers suffer, could result in damage to our reputation; negative publicity; loss of channel partners, customers and sales; loss of competitive advantages; increased costs to remedy any problems and otherwise respond to any incident; regulatory investigations and enforcement actions; costly litigation; and other liability. In addition, we may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security breaches and other security incidents, as well as the costs to comply with any notification obligations resulting from any security incidents. Any of these negative outcomes could adversely impact the market perception of our solutions and customer and investor confidence in our company and otherwise seriously harm our business and operating results.

Defects or disruptions in our products and IT systems could require us to increase spending on upgrading systems, diminish demand for our solutions or subject us to substantial liability.

Our solutions are highly complex and are designed to be deployed in and across numerous large and complex networks that we do not control. From time to time, we have needed to correct errors and defects in the software that underlies our platform that have given rise to service incidents or otherwise impacted our operations. We have also periodically experienced customer dissatisfaction with the quality of some of our media delivery and other services, which has led to loss of business and could lead to loss of customers in the future. While we have robust quality control processes in place, there may be additional errors and defects in our software that may adversely affect our operations. We may not have in place adequate quality assurance procedures to ensure that we detect errors in our software in a timely manner, and we may have insufficient resources to efficiently address multiple service incidents happening simultaneously or in rapid succession. If we are unable to efficiently and cost-effectively fix errors or other problems that may be identified and improve the quality of our solutions or systems, or if there are unidentified errors that allow persons to improperly access our services or systems, we could experience loss of revenue and market share, damage to our reputation, increased expenses and delayed payments and be exposed to legal actions by our customers.

An increasing portion of our revenue is derived from sales of security solutions. Defects in our security solutions could lead to negative publicity, loss of business, damages payments to customers and other negative consequences. As our solutions are adopted by an increasing number of enterprises and governments, it is possible that the individuals and organizations behind advanced malware attacks will specifically focus on finding ways to defeat our products and services. If they are successful, we could experience a serious impact on our reputation as a provider of security solutions.

Our business relies on our data systems, traffic measurement systems, billing systems, ordering processes and other operational and financial reporting and control systems. All of these systems have become increasingly complex due to the complexity of our business, acquisitions of new businesses with different systems, and increased regulation over controls and procedures. As a result, these systems could generate errors that impact traffic measurement or invoicing, revenue recognition and financial forecasting. We will need to continue to upgrade and improve our data systems, traffic measurement systems, billing systems, ordering processes and other operational and financial systems, procedures and controls. These upgrades and improvements may be difficult and costly. In addition, we could face strains on, or failures of, our internal IT systems if the COVID-19 pandemic persists for a longer period or governmental restrictions limit the ability of our command center personnel to work in our physical locations. If we are unable to adapt our systems and organization in a timely, efficient and cost-effective manner to accommodate changing circumstances, our business may be adversely affected.

We face risks associated with global operations that could harm our business.

A significant portion of our revenue growth in recent quarters has been attributable to revenue gains outside the U.S. Our operations in foreign countries subject us to risks that may increase our costs, make our operations less efficient and require significant management attention. These risks include:

•uncertainty regarding liability for content or services, including uncertainty as a result of local laws and lack of legal precedent;
•loss of revenues if the U.S. or foreign governments impose limitations on doing business with significant current or potential customers;
•adjusting to different employee/employer relationships and different regulations governing such relationships;
•becoming subject to regulatory oversight;
•corporate and personal liability for alleged or actual violations of laws and regulations;
•difficulty in staffing, developing and managing foreign operations as a result of distance, language, cultural differences or regulations such as those implemented in connection with the COVID-19 pandemic;
•theft of intellectual property in high-risk countries where we operate;
•difficulties in transferring funds from, or converting currencies in, certain countries;
•managing the costs and processes necessary to comply with export control, sanctions, anti-corruption, data protection and competition laws and regulations;
•geo-political developments that impact our customers’ ability to operate or deliver content to a country;
•other circumstances outside of our control such as trade disputes, political unrest, public health emergencies such as the COVID-19 outbreak and natural disasters that could disrupt our ability to provide services or limit customer purchases of them;
•reliance on channel partners over which we have limited control or influence on a day-to-day basis; and
•potentially adverse tax consequences.

We are subject to laws and regulations worldwide that differ among jurisdictions, affecting our operations in areas such as intellectual property ownership and infringement; tax; anti-corruption; foreign exchange controls and cash repatriation; data privacy; competition; and employment. Compliance with such requirements can be onerous and expensive and may otherwise impact our business operations negatively. Although we have policies, controls, and procedures designed to help ensure compliance with applicable laws, there can be no assurance that our employees, contractors, suppliers or agents will not violate such laws or our policies. Violations of these laws and regulations can result in fines; criminal sanctions against us, our officers or our employees; prohibitions on the conduct of our business; and damage to our reputation. See also the risk factor captioned Other regulatory developments could negatively impact our business below.

Our business strategy depends on the ability to source adequate transmission capacity and the servers we need to operate our network; failure to have access to those resources could lead to loss of revenue and service disruptions.

To operate our network, we are dependent in part upon transmission capacity provided by third-party telecommunications network providers and availability of co-location facilities to house our servers. We may be unable to purchase the bandwidth and space we need from these providers due to limitations on their resources or other reasons outside of our control. Inability to access facilities where we would like to install servers, or perform maintenance on existing servers, because of governmental restrictions on access due to stay-at-home orders or social distancing requirements during pandemics or other events impedes our ability to expand or maintain capacity. As a result, there can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers, particularly those under cyber-attack or impacted by pandemic-type events. Failure to put in place the capacity we require to operate our business effectively could result in a reduction in, or disruption of, service to our customers and ultimately a loss of those customers.

The Akamai Intelligent Edge Platform relies on hundreds of thousands of servers deployed around the world. Disruptions in our supply chain could prevent us from purchasing servers and other needed equipment at attractive prices or at all. For example, from time to time, it has been, and may continue to be, more difficult to purchase servers, component parts and other equipment that are manufactured in areas that face disruptions to operations due to unrest or other political activity, public health issues (such as the COVID-19 pandemic), safety issues, natural disasters or general economic conditions. Failure to have adequate server deployment could harm the quality of our services, which could lead to the loss of customers and revenue.

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
•financial consequences including an increase in operating expenses and other dilutive effects on our earnings, particularly in the current environment where we have seen escalating valuations of many technology companies;
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

Our future success depends upon the services of our executive officers and other key technology, sales, marketing and support personnel who have critical industry experience and relationships. There is significant competition for talented individuals in the regions in which our primary offices are located, which affects both our ability to retain key employees and hire new ones. None of our officers or key employees is bound by an employment agreement for any specific term, and members of our senior management have left Akamai over the years for a variety of reasons. The loss of the services of a significant number of our employees or any of our key employees or our inability to attract and retain new talent may be disruptive to our operations and overall business.

Our failure to effectively manage our operations as our business evolves could harm us.

Our future operating results will depend on our ability to manage our operations. As a result of the diversification of our business, personnel growth, increased usage of alternative working arrangements, acquisitions and international expansion in recent years, many of our employees are now based outside of our Cambridge, Massachusetts headquarters; however, most key management decisions are made by a relatively small group of individuals based primarily at our headquarters. If we are unable to appropriately increase management depth, enhance succession planning and decentralize our decision-making at a pace commensurate with our actual or desired growth rates, we may not be able to achieve our financial or operational goals. It is also important to our continued success that we hire qualified personnel, properly train them and manage out poorly-performing personnel, all while maintaining our corporate culture and spirit of innovation. If we are not successful in these efforts, our growth and operations could be adversely affected. With the restrictions on businesses intended to curb the spread of the COVID-19 virus, nearly all of our employees worldwide have been working remotely since the first quarter of 2020; we expect this situation to continue through at least the second quarter of 2021. A longer-term continuation of these restrictions could, among other things, negatively impact employee morale and productivity, inhibit our ability to hire and train new employees and impede our ability to support customers at the levels they expect. As a result, our business could suffer.

Our restructuring and reorganization activities may be disruptive to our operations and harm our business.

Over the past several years, we have implemented internal restructurings and reorganizations designed to reduce the size and cost of our operations, improve operational efficiencies, enhance our ability to pursue market opportunities and accelerate our technology development initiatives. In February 2021, we announced a significant reorganization to create two new business groups linked to our security and edge delivery technologies as well as establishing a unified global sales force. We may take similar steps in the future as we seek to realize operating synergies, optimize our operations to achieve our target operating model and profitability objectives, respond to market forces or better reflect changes in the strategic direction of our business. Disruptions in operations may occur as a result of taking these actions. Taking these actions may also result in significant expense for us, including with respect to workforce reductions, as well as decreased productivity due to employee distraction and unanticipated employee turnover. Substantial expense or business disruptions resulting from restructuring and reorganization activities could adversely affect our operating results.

We may have exposure to greater-than-anticipated tax liabilities.

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, or changes in tax laws, regulations or accounting principles, as well as certain discrete items such as equity-related compensation. We have recorded certain tax reserves to address potential exposures involving our income tax and sales and use tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. We are currently subject to tax audits in various jurisdictions including the Commonwealth of Massachusetts. In the second quarter of 2018, we filed an appeal with the Massachusetts Appellate Tax Board, or MATB, contesting adverse audit findings relating to our eligibility to claim certain tax benefits and exemptions. In July 2020, the MATB ruled in our favor; however the decision is eligible for appeal by the Massachusetts Department of Revenue. If the ultimate outcome of the potential appeal and other audits are adverse to us, our reserves may not be adequate to cover our total actual liability, and we would need to take a financial charge. Although we believe our estimates, our reserves and the positions we have taken in all jurisdictions are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Fluctuations in foreign currency exchange rates affect our reported operating results in U.S. dollar terms.

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

If the accounting estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual reported results may be adversely affected.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments about, among other things, taxes, revenue recognition, stock-based compensation, capitalization of internal-use software development costs, investments, contingent obligations, allowance for current expected credit losses, intangible assets and restructuring charges. These estimates and judgments affect, among other things, the reported amounts of our assets, liabilities, revenue and expenses, the amounts of charges accrued by us, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, actual results may differ materially from our estimates and we may need to, among other things, accrue significant additional charges that could adversely affect our results of operations, which in turn could adversely affect our stock price. In addition, new accounting pronouncements and interpretations of accounting pronouncements have occurred and may occur in the future that could adversely affect our reported financial results.

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

Legal and Regulatory Risks

Evolving privacy regulations could negatively impact our profitability and business operations.

Laws and regulations that apply to the internet related to privacy and data localization could pose risks to our revenues, intellectual property and customer relationships, as well as increase expenses or create other disadvantages to our business.

Privacy laws are rapidly proliferating, changing and evolving globally. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. Laws, such as the European Union General Data Protection Regulation, or GDPR, and the California Consumer Privacy Act of 2018, or CCPA, and industry self-regulatory codes have been enacted, and more laws are being considered that may affect how we use data generated from our network as well as our ability to reach current and prospective customers, understand how our solutions are being used and respond to customer requests allowed under the laws. Any perception that our business practices, our data collection activities or how our solutions operate represent an invasion of privacy, whether or not consistent with current regulations and industry practices, may subject us to public criticism or boycotts, class action lawsuits, reputational harm or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to liability.

Engineering efforts to build new capabilities to facilitate compliance with data localization and privacy laws could require us to take on substantial expense and divert engineering resources from other projects. We might experience reduced demand for our offerings if we are unable to engineer products that meet our legal duties or help our customers meet their obligations under the GDPR, the CCPA or other data regulations, or if the changes we implement to comply with such laws and regulations make our offerings less attractive.

Our ability to leverage the data generated by our global network of servers is important to the value of many of the solutions we offer, our operational efficiency and future product development opportunities. Our ability to use data in this way may be constrained by regulatory developments. Compliance with applicable laws and regulations regarding personal data may require changes in services, business practices or internal systems that result in increased costs, lower revenue, reduced efficiency or greater difficulty in competing with other firms. Compliance with data regulations might limit our ability to innovate or offer certain features and functionality in some jurisdictions where we operate. Failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged non-compliant activity, as well as negative publicity and diversion of management time and effort.

Although we take steps intended to improve the security controls across our business groups and geographies, our security controls over personal data, our training of employees and third parties on data security and other practices we follow may not prevent the improper disclosure or misuse of customer or end user data we store and manage. Improper disclosure or misuse of personal data could harm our reputation, lead to legal exposure to customers or end users, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue.

Other regulatory developments could negatively impact our business.

Laws and regulations that apply to the internet related to, among other things, content liability, security requirements, law enforcement access to information, data localization requirements and restrictions on social media or other content could pose risks to our revenues, intellectual property and customer relationships as well as increase expenses or create other disadvantages to our business. Section 230 of the U.S. Communications Decency Act, often referred to as Section 230, gives websites that host user-generated content broad protection from legal liability for content posted on their sites. Proposals to repeal or amend Section 230 could expose us to greater legal liability in the conduct of our business. Our Acceptable Use Policy prohibits customers from using our network to deliver illegal or inappropriate content; if customers violate that policy, we may nonetheless face reputational damage or lawsuits related to their content. Regulations have been enacted or proposed in a number of countries that limit the delivery of certain types of content into those countries; these include restrictions adopted in India in 2020 prohibiting access to identified Chinese applications (which caused a reduction in revenue to us) and proposed regulations in the U.S. on delivery of certain Chinese mobile applications. Enactment and expansion of such laws and regulations would negatively impact our revenues. Interpretations of laws or regulations that would subject us to regulatory supervision or, in the alternative, require us to exit a line of business or a country, could lead to loss of significant revenues and have a negative impact on the quality of our solutions. As noted with privacy compliance above, engineering efforts to build new capabilities to facilitate compliance with law enforcement access requirements, content access restrictions, or other regulations could require us to take on substantial expense and divert engineering resources from other projects. These circumstances could harm our profitability.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection, particularly in some regions outside the United States. We have previously brought lawsuits against entities that we believed were infringing our intellectual property rights but have not always prevailed. Such lawsuits can be expensive and require a significant amount of attention from our management and technical personnel, and the outcomes are unpredictable. Monitoring unauthorized use of our solutions is difficult, and we cannot be certain that the steps we have taken or will take will prevent unauthorized use of our technology. Furthermore, we cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us. If we are unable to protect our proprietary rights from unauthorized use, the value of our intellectual property assets may be reduced. Although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Such licenses may also be non-exclusive, meaning our competition may also be able to access such technology.

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

Investment-Related Risks

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

Furthermore, our revenue, particularly that portion attributable to usage of our solutions beyond customer commitments, can be difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. This concern is particularly acute with respect to our media and commerce customers. We have introduced new billing models over the years, including recently offering a zero overage plan that eliminates surcharges for certain traffic. In the future, our customer contracting models may change to move away from a committed revenue structure to a “pay-as-you-go” approach, which could make it easier for customers to reduce the amount of business they do with us or leave altogether. Changes in billing models and committed revenue requirements could, therefore, create challenges with our forecasting processes. Because a significant portion of our cost structure is largely fixed in the short-term, revenue shortfalls tend to have a disproportionately negative impact on our profitability. If we announce revenue or profitability results that do not meet or exceed our guidance or make changes in our guidance with respect to future operating results, our stock price may decrease significantly as a result.

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

As of the date of this report, we had total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2025, and we had total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2027. We also entered into a credit facility in May 2018 that provides for an initial $500.0 million in revolving loans; under specified circumstances, we would be able to borrow an additional $500.0 million thereunder. Our ability to repay any amounts we borrow under our credit facility, refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the applicable indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through future borrowing under the credit facility or the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. In addition, if we are unable to make cash payments upon conversion of the notes, we would be required to issue significant amounts of our common stock, which would be dilutive to the stock of existing stockholders. If we do not have sufficient cash to repurchase the notes following a fundamental change, we would be in default under the terms of the notes, which could seriously harm our business. Although the terms of our credit facility include certain financial ratios that potentially limit our future indebtedness, the terms of the notes do not do so. If we incur significantly more debt, this could intensify the risks described above.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters is located in Cambridge, Massachusetts where we lease approximately 659,000 square feet. We also have offices in other locations in the United States and other countries, the largest of which are in Santa Clara, California; Bangalore, India; and Krakow, Poland. All of our facilities are leased. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available at a reasonable cost.

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

As of February 23, 2021, there were 200 holders of record of our common stock.

We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying or declaring any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the fourth quarter of 2020 (in thousands, except share and per share data):

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
October 1, 2020 – October 31, 2020	76,169	$109.16	76,169	$636,088
November 1, 2020 – November 30, 2020	303,703	100.18	303,703	605,664
December 1, 2020 – December 31, 2020	321,946	104.90	321,946	571,892
Total	701,818	$103.32	701,818	$571,892

(1)Information is based on settlement dates of repurchase transactions.
(2)Consists of shares of our common stock, par value $0.01 per share.
(3)Includes commissions paid.
(4)Effective November 2018, the Board authorized a $1.1 billion repurchase program through December 2021.

During the year ended December 31, 2020, we repurchased 2.0 million shares of our common stock for an aggregate of $193.6 million.

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

The following table sets forth selected financial data for the last five fiscal years (in thousands, except per share data):

Year ended December 31,	2020	2019	2018	2017	2016
Revenue	$3,198,149	$2,893,617	$2,714,474	$2,489,035	$2,347,988
Total costs and operating expenses	2,539,615	2,344,699	2,351,975	2,174,746	1,881,478
Income from operations	658,534	548,918	362,499	314,289	466,510
Net income	557,054	478,035	298,373	222,766	320,727
Basic net income per share	3.43	2.94	1.78	1.30	1.83
Diluted net income per share	3.37	2.90	1.76	1.29	1.82
Cash, cash equivalents and marketable securities	2,496,875	2,372,378	2,101,171	1,279,528	1,616,329
Total assets	7,764,130	7,006,886	5,461,770	4,648,916	4,432,190
Convertible senior notes – due 2019	—	—	686,552	662,913	640,087
Convertible senior notes – due 2025	953,066	912,719	874,080	—	—
Convertible senior notes – due 2027	953,641	927,072	—	—	—
Long-term operating lease liabilities	715,404	692,181
Other long-term liabilities	132,553	123,620	185,121	166,840	156,329
Total stockholders’ equity	4,251,296	3,657,958	3,191,860	3,362,469	3,270,218

During the year ended December 31, 2019, we adopted accounting guidance that requires companies to present assets and liabilities arising from leases on the consolidated balance sheet. The guidance was applied prospectively beginning January 1, 2019. Accordingly, assets arising from leases are presented above in total assets in 2020 and 2019 only. In addition, liabilities arising from leases are presented in operating lease liabilities in 2020 and 2019 only.

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

Revenue

For most of our solutions, our customers commit to contracts having terms of a year or longer, which allows us to have a consistent and predictable base level of revenue. In addition to a base level of revenue, we are also dependent on media customers where usage of our solutions is more variable. As a result, our revenue is impacted by the amount of media and software download traffic we serve on our network, the rate of adoption of gaming, social media and video platform offerings, the timing and variability of customer-specific one-time events and geopolitical, economic and other developments that impact our customers' businesses. Seasonal variations that impact traffic on our network, such as holiday shopping, can cause revenue fluctuations from quarter to quarter. Over the longer term, our ability to expand our product portfolio and to effectively manage the prices we charge for our solutions are key factors impacting our revenue growth.

We have observed the following trends related to our revenue in recent years:

•Increased sales of our security solutions have made a significant contribution to revenue growth. We plan to continue to invest in this area with a focus on further enhancing our product portfolio and extending our go-to-market capabilities, particularly in certain markets and through our channel partners.

•We have experienced increases in the amount of traffic delivered for customers that use our solutions for video, gaming downloads and social media, contributing to an increase in our revenue in 2020 as compared to 2019. In addition, as a result of the COVID-19 outbreak and resultant pandemic-related shutdowns and restrictions in various locations around the world during some of 2020, the rate of growth in traffic in 2020, as compared to prior years, accelerated significantly due to increased consumption of streaming media and games online and online commerce. We expect this year-over-year growth to moderate in 2021, assuming the restrictions experienced in 2020 do not continue.

•While we have increased committed recurring revenue from our solutions by upselling incremental solutions to our existing customers and adding new customers, we have also experienced slower revenue growth in recent quarters in our web performance solutions. We expect the trend of slower revenue growth in our web solutions to continue in 2021 as our customers, particularly in the commerce and travel and hospitality industries, continue to experience financial pressure, especially in light of the negative impacts of the COVID-19 pandemic on these customers' operations.

•The prices paid by some of our customers have declined, particularly in the context of contract renewals and large media consolidations, reflecting the impact of competition and volume discounts. Our revenue would have been higher absent these price declines.

•Revenue from our international operations has been growing at a faster pace than from our U.S. operations, particularly in terms of new customer acquisition and cross-selling of incremental solutions. Because we publicly report in U.S. dollars, if the dollar strengthens, our reported revenue results will be negatively impacted. Conversely, a continuing weaker dollar would benefit our reported results.

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

Expenses

Our level of profitability is also impacted by our expenses, including direct costs to support our revenue such as bandwidth and co-location costs. We have observed the following trends related to our profitability in recent years:

•Our profitability improved in 2020 as compared to 2019 due to higher revenue and the effects of cost savings and efficiency initiatives we have undertaken in recent years, as well as from lower travel and marketing expenses in 2020 due to pandemic-related shutdowns and restrictions. In order to maintain our current levels of profitability, we will need to continue to undertake efforts intended to improve the efficiency of operations and ensure that our expense growth does not exceed our revenue growth.

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

•We expect to continue to manage our headcount and payroll costs in the future to focus investments on certain areas of the business while maintaining efficient operations in others. We expect to continue to hire employees in support of our strategic initiatives but do not expect overall headcount to increase significantly in 2021.

•Depreciation expense related to our network equipment also contributes to our overall expense levels. During the last three quarters of 2020, we accelerated our purchases of servers and other equipment used in our network to help meet the increased traffic demands arising during the COVID-19 pandemic and to make up for supply chain issues we experienced in the first quarter. We expect to see higher depreciation expense in 2021 to reflect the deployment of this equipment. We plan to continue to invest in our network in 2021, although not at the same levels we experienced in 2020, which will further increase our capital expenditures and resulting depreciation expense.

We currently report our revenue by division, which is a customer-focused reporting view that reflects revenue from customers that are managed by the division. We report our revenue in two divisions: the Web Division and the Media and Carrier Division. As the purchasing patterns and required account expertise of customers change over time, we may reassign a customer from one division to another. In 2020, we reassigned some of our customers between the Media and Carrier Division and the Web Division and revised historical results in order to reflect the most recent categorization and to provide a comparable view for all periods presented.

In March 2021, we will reorganize into two groups: the Edge Technology Group, or ETG, and the Security Technology Group, or STG. The reorganization will align leaders of the two groups around our product offerings, with support from a single global sales organization, and is intended to position us to become more agile in delivering our solutions. Beginning in 2021, we will report revenue from the STG (previously Cloud Security Solutions revenue) and the ETG (revenue from our remaining solutions), separately.

Nearly all of our employees are working remotely due to the COVID-19 pandemic, and we are not requiring employees whose roles do not require in-person presence to perform their jobs to return to offices before January 1, 2022. We have implemented a comprehensive evaluation process to determine whether offices in different locations should be open or closed. Our operations have not been significantly disrupted by the shift to remote working. While we expect to incur expenses associated with enabling remote work and reconfiguring work spaces to help ensure the safety and well being of employees accessing our locations, we do not currently believe those costs will materially impact our financial condition or results of operations.

Results of Operations

The following sets forth, as a percentage of revenue, consolidated statements of income data for the years indicated:

	2020	2019	2018
Revenue	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	35.4	34.1	35.1
Research and development	8.4	9.0	9.1
Sales and marketing	16.0	18.1	19.1
General and administrative	17.1	17.8	21.1
Amortization of acquired intangible assets	1.3	1.3	1.2
Restructuring charge	1.2	0.6	1.0
Total costs and operating expenses	79.4	80.9	86.6
Income from operations	20.6	19.1	13.4
Interest income	0.9	1.2	1.0
Interest expense	(2.2)	(1.7)	(1.6)
Other expense, net	(0.1)	—	(0.1)
Income before provision for income taxes	19.2	18.6	12.7
Provision for income taxes	(1.4)	(1.8)	(1.6)
Loss from equity method investment	(0.4)	—	—
Net income	17.4%	16.8%	11.1%

Revenue

Revenue during the periods presented is as follows (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2020	2019	% Change	% Change at Constant Currency	2019	2018	% Change	% Change at Constant Currency
Web Division	$1,666,305	$1,556,252	7.1%	7.2%	$1,556,252	$1,439,772	8.1%	9.4%
Media and Carrier Division	1,531,844	1,337,365	14.5	14.5	1,337,365	1,274,702	4.9	6.1
Total revenue	$3,198,149	$2,893,617	10.5%	10.6%	$2,893,617	$2,714,474	6.6%	7.8%

The increase in our revenue in 2020 as compared to 2019 was primarily the result of higher media traffic volumes due in part to behavioral changes prompted by the COVID-19 pandemic and continued strong growth in sales of our Cloud Security Solutions. Cloud Security Solutions revenue for the year ended December 31, 2020 was $1,061.6 million, compared to $848.7 million for the year ended December 31, 2019, which represents a 25.1% increase. The increase in our revenue in 2019 as compared to 2018 was primarily the result of higher media traffic volumes, including from our large internet platform customers, and continued strong growth in sales of our Cloud Security Solutions. Cloud Security Solutions revenue for the year ended December 31, 2019 was $848.7 million, compared to $658.7 million for the year ended December 31, 2018, which represents a 28.8% increase.

The increase in Web Division revenue for 2020 as compared to 2019, and 2019 as compared to 2018, was primarily the result of increased sales of both new and existing Cloud Security Solutions to this customer base. Customers that have been experiencing financial difficulties as a result of the COVID-19 pandemic, specifically those in the commerce, retail and travel and hospitality verticals, are primarily assigned to our Web Division. Accordingly, Web Division revenue was negatively impacted during 2020 as a result of this pandemic. It is difficult to predict the length of time and amount by which the Web Division will continue to be impacted by the pandemic given its uncertain nature.

The increase in Media and Carrier Division revenue for 2020 as compared to 2019 was primarily the result of increased customer traffic volumes from video delivery, gaming and social media usage, due in part to behavioral changes tied to the COVID-19 and higher sales of Cloud Security Solutions. The increase in Media and Carrier Division revenue for 2019 as compared to 2018 was primarily the result of increased customer traffic volumes from video delivery and gaming customers and higher sales of Cloud Security Solutions.

Revenue derived in the U.S. and internationally during the periods presented is as follows (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2020	2019	% Change	% Change at Constant Currency	2019	2018	% Change	% Change at Constant Currency
U.S.	$1,777,435	$1,694,211	4.9%	4.9%	$1,694,211	$1,683,272	0.6%	0.6%
International	1,420,714	1,199,406	18.4	18.5	1,199,406	1,031,202	16.3	19.6
Total revenue	$3,198,149	$2,893,617	10.5%	10.6%	$2,893,617	$2,714,474	6.6%	7.8%

The U.S. revenue growth rate for 2020 was positively impacted by the increase in traffic on our network in 2020, including from our U.S.-based large internet platform customers. The U.S. revenue growth rate for 2019 was negatively impacted by a reduction in prices paid by some of our customers, partially offset by an increase in revenue from large internet platform companies, as these companies are based in the U.S.

Internationally, during 2020 and 2019, we continued to see strong revenue growth from our operations in the Asia-Pacific region. Changes in foreign currency exchange rates negatively impacted our revenue by $1.2 million in 2020 as compared to 2019, and negatively impacted our revenue by $33.9 million in 2019 as compared to 2018.

For the year ended December 31, 2020, approximately 44% of our revenue was derived from our operations located outside of the U.S., compared to 41% for the year ended December 31, 2019 and 38% for the year ended December 31, 2018. No single country outside of the U.S. accounted for 10% or more of revenue during any of these periods.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2020	2019	% Change	2019	2018	% Change
Bandwidth fees	$200,167	$165,335	21.1%	$165,335	$154,853	6.8%
Co-location fees	156,275	127,024	23.0	127,024	128,082	(0.8)
Network build-out and supporting services	134,952	101,135	33.4	101,135	88,543	14.2
Payroll and related costs	262,972	248,146	6.0	248,146	238,920	3.9
Stock-based compensation, including amortization of prior capitalized amounts	52,863	51,607	2.4	51,607	45,765	12.8
Depreciation of network equipment	167,017	125,589	33.0	125,589	150,458	(16.5)
Amortization of internal-use software	158,426	168,788	(6.1)	168,788	146,864	14.9
Total cost of revenue	$1,132,672	$987,624	14.7%	$987,624	$953,485	3.6%
As a percentage of revenue	35.4%	34.1%		34.1%	35.1%

The increase in total cost of revenue for 2020 as compared to 2019 was primarily due to increases in investments in our network to support current and anticipated future traffic growth, which resulted in increases to amounts paid for network build-out and supporting services, higher depreciation costs of our network equipment and higher expenses related to our co-location facilities. Bandwidth fees also increased during this period due to growth in the amount of traffic served on our network.

The increase in total cost of revenue for 2019 as compared to 2018 was primarily due to increases in amortization of internal-use software as we continued to release internally-developed software onto our network related to new product launches and significant enhancements to our existing services, network build-out and supporting service costs due to investments in network expansion and bandwidth fees to support the increase in traffic served on our network. These increases were partially offset by lower depreciation expense of network equipment of $31.5 million for the year ended December 31, 2019, due to software and hardware initiatives we implemented to manage our global network more efficiently, resulting in an increase in the expected average useful lives of our network assets, primarily servers, from four to five years effective January 1, 2019.

During 2021, we plan to continue to focus our efforts on managing our operating margins, including continuing to manage our bandwidth and co-location costs. We anticipate depreciation of network equipment to increase in 2021 due to increased investments in our network to address expected traffic increases.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2020	2019	% Change	2019	2018	% Change
Payroll and related costs	$410,568	$382,084	7.5%	$382,084	$365,713	4.5%
Stock-based compensation	48,854	49,685	(1.7)	49,685	44,034	12.8
Capitalized salaries and related costs	(200,143)	(183,282)	9.2	(183,282)	(174,373)	5.1
Other expenses	10,036	12,878	(22.1)	12,878	10,791	19.3
Total research and development	$269,315	$261,365	3.0%	$261,365	$246,165	6.2%
As a percentage of revenue	8.4%	9.0%		9.0%	9.1%

The increases in research and development expenses for 2020 as compared to 2019 were due to growth in payroll and related costs as a result of merit increases and headcount growth to support investments in new product development and network scaling. These increases were partially offset by increases in capitalized salaries and related costs due to continued investment in internal-use software deployed on our network.

The increases in research and development expenses for 2019 as compared to 2018 were due to increases in payroll and related costs, including stock-based compensation, as a result of headcount growth to support investments in new product development and network scaling, and as a result of employees joining us through acquisitions. These increases were partially offset by increases in capitalized salaries and related costs due to continued investment in internal-use software deployed on our network.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. For the years ended December 31, 2020, 2019 and 2018, we capitalized $35.7 million, $33.7 million and $31.9 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, which is generally two years, but can be up to seven years based on the software developed and its expected useful life.

We expect research and development costs to increase in 2021 as we plan to maintain our focus on innovation; however, we do not expect these costs to increase as a percentage of revenue as we continue to manage costs.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2020	2019	% Change	2019	2018	% Change
Payroll and related costs	$393,800	$382,570	2.9%	$382,570	$388,320	(1.5)%
Stock-based compensation	65,257	62,149	5.0	62,149	64,372	(3.5)
Marketing programs and related costs	39,272	52,787	(25.6)	52,787	41,796	26.3
Other expenses	12,076	26,377	(54.2)	26,377	22,865	15.4
Total sales and marketing	$510,405	$523,883	(2.6)%	$523,883	$517,353	1.3%
As a percentage of revenue	16.0%	18.1%		18.1%	19.1%

During much of 2020, restrictions associated with the COVID-19 pandemic have resulted in the cancellation or postponement of in-person marketing events and led to a decline in travel expenses such as airfare, lodging and other costs related to in-person customer events and meetings; as a result, we experienced a decrease in sales and marketing expenses in 2020 as compared to 2019.

The increase in sales and marketing expenses for 2019 as compared to 2018 was primarily due to increased spending for marketing programs and other expenses, primarily for a customer conference that took place during 2019 that did not take place in 2018, partially offset by a decrease in payroll and related costs and stock-based compensation due to reduced headcount in the marketing organization.

We expect the decreased level of marketing and travel related expenditures to continue into 2021 as we continue to be impacted by the COVID-19 pandemic. We also plan to continue to carefully manage costs in our efforts to refine and optimize our go-to-market efforts and manage operating margins.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2020	2019	% Change	2019	2018	% Change
Payroll and related costs	$199,992	$194,232	3.0%	$194,232	$188,635	3.0%
Stock-based compensation	58,470	52,826	10.7	52,826	53,514	(1.3)
Depreciation and amortization	82,862	78,587	5.4	78,587	80,014	(1.8)
Facilities-related costs	98,805	90,674	9.0	90,674	86,107	5.3
Provision for doubtful accounts	2,881	1,924	49.7	1,924	2,672	(28.0)
Acquisition-related costs	5,579	1,920	190.6	1,920	2,868	(33.1)
License of patent	—	(8,855)	(100.0)	(8,855)	(17,146)	(48.4)
Legal and stockholder matter costs	275	10,000	(97.3)	10,000	23,091	(56.7)
Endowment of Akamai Foundation	20,000	—	100.0	—	50,000	(100.0)
Professional fees and other expenses	79,024	94,785	(16.6)	94,785	104,312	(9.1)
Total general and administrative	$547,888	$516,093	6.2%	$516,093	$574,067	(10.1)%
As a percentage of revenue	17.1%	17.8%		17.8%	21.1%

The increase in general and administrative expenses for 2020 as compared to 2019 was primarily due to:

•an endowment contribution to the Akamai Foundation in 2020, which did not occur in 2019, to support the Foundation's increased initiatives (for additional information see Note 21 to the consolidated financial statements included elsewhere in this annual report on Form 10-K);
•expansion of company infrastructure throughout 2019, including moving into our new corporate headquarters in Cambridge, Massachusetts, which increased facilities-related costs and depreciation and amortization in 2020; and
•a reduction to license patent fees as a result of our litigation with Limelight Networks, Inc., or Limelight, that did not recur in 2020.

The 2020 increases in general and administrative expenses were also partially offset by a decrease in amounts paid to professional service providers for advisory services as well as a legal settlement charge in 2019.

The decrease in general and administrative expenses in 2019 as compared to 2018 was primarily due to the 2018 contribution to the Akamai Foundation, a reduction in legal and stockholder matter costs and a decrease in other expenses due to a decrease in non-income tax reserves. These decreases were partially offset by cessation of payments to us under the terms of the litigation settlement agreement with Limelight.

General and administrative expenses for 2020 and 2019 are broken out by category as follows (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2020	2019	% Change	2019	2018	% Change
Global functions	$193,719	$198,077	(2.2)%	$198,077	$197,377	0.4%
As a percentage of revenue	6.1%	6.8%		6.8%	7.3%
Infrastructure	325,434	307,500	5.8	307,500	308,915	(0.5)
As a percentage of revenue	10.2%	10.6%		10.6%	11.4%
Other	28,735	10,516	173.3	10,516	67,775	(84.5)
Total general and administrative expenses	$547,888	$516,093	6.2%	$516,093	$574,067	(10.1)%
As a percentage of revenue	17.1%	17.8%		17.8%	21.1%

Global functions expense includes payroll, stock-based compensation and other employee-related costs for administrative functions, including finance, purchasing, order entry, human resources, legal, information technology and executive personnel, as well as third-party professional service fees. Infrastructure expense includes payroll, stock-based compensation and other employee-related costs for our network infrastructure functions, as well as facility rent expense, depreciation and amortization of facility and IT-related assets, software and software-related costs, business insurance and taxes. Our network infrastructure function is responsible for network planning, sourcing, architecture evaluation and platform security. Other expense includes acquisition-related costs, provision for doubtful accounts, legal settlements, non-routine stockholder matter costs, the endowment contribution to the Akamai Foundation, transformation costs and the licensing of a patent.

During 2021, we plan to continue to focus our efforts on managing our operating margins.

Amortization of Acquired Intangible Assets

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2020	2019	% Change	2019	2018	% Change
Amortization of acquired intangible assets	$42,049	$38,581	9.0%	$38,581	$33,311	15.8%
As a percentage of revenue	1.3%	1.3%		1.3%	1.2%

The increase in amortization of acquired intangible assets in 2020 as compared to 2019, as well as 2019 as compared to 2018, was the result of amortization of assets related to our recent acquisitions.

Based on acquired intangible assets as of December 31, 2020, future amortization is expected to be $47.4 million, $43.8 million, $36.3 million, $28.4 million and $22.9 million for the years ending December 31, 2021, 2022, 2023, 2024 and 2025, respectively.

Restructuring Charge

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2020	2019	% Change	2019	2018	% Change
Restructuring charge	$37,286	$17,153	117.4%	$17,153	$27,594	(37.8)%
As a percentage of revenue	1.2%	0.6%		0.6%	1.0%

The restructuring charge in 2020 was primarily the result of management actions initiated in the fourth quarter of 2020 to better position us to become more agile in delivering our solutions. The restructuring charge for this action relates to certain headcount reductions and software charges for software not yet placed into service that will not be implemented due to this action. Also included in 2020 is an $8.7 million impairment of lease related assets incurred to exit leased facilities related to the 2019 action.

The restructuring charge in 2019 was primarily the result of management actions that focused on investments with the potential to accelerate revenue growth. The restructuring charge relates to certain headcount reductions and software charges for software not yet placed into service that will not be implemented due to this action.

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

We expect to incur up to $7.0 million in 2021 for severance and related benefits related to the 2020 action. We do not expect to incur any material additional charges related to previously completed acquisitions.

Non-Operating Income (Expense)

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2020	2019	% Change	2019	2018	% Change
Interest income	$29,122	$34,355	(15.2)%	$34,355	$26,940	27.5%
As a percentage of revenue	0.9%	1.2%		1.2%	1.0%
Interest expense	$(69,120)	$(49,364)	40.0%	$(49,364)	$(43,202)	14.3%
As a percentage of revenue	(2.2)%	(1.7)%		(1.7)%	(1.6)%
Other expense, net	$(2,454)	$(1,428)	71.8%	$(1,428)	$(3,148)	(54.6)%
As a percentage of revenue	(0.1)%	—%		—%	(0.1)%

For the periods presented, interest income primarily consists of interest earned on invested cash balances and marketable securities. The decrease to interest income in 2020 as compared to 2019 was primarily the result of investing in marketable securities having lower rates of return due to lower interest rates in 2020 as compared to 2019. The increase to interest income in 2019 as compared to 2018 was primarily the result of increased cash, cash equivalents and marketable securities balances as a result of our August 2019 issuance of $1,150.0 million in par value of convertible senior notes due 2027.

Interest expense is related to our debt transactions, which are described in Note 11 to the consolidated financial statements included elsewhere in this annual report on Form 10-K. The increase to interest expense for 2020 as compared to 2019 was primarily due to the August 2019 issuance of $1,150.0 million in par value of convertible senior notes due 2027, or 2027 Notes, which bear regular interest of 0.375%, but have an effective interest rate of 3.1% due to the conversion feature. The increase to interest expense for 2019 as compared to 2018 was primarily due to the May 2018 issuance of $1,150.0 million in par value of convertible senior notes due 2025, which bear regular interest of 0.125%, but have an effective interest rate of 4.26% due to the conversion feature, and the issuance of the 2027 Notes.

Other expense, net for the years ended December 31, 2020, 2019 and 2018 primarily represents net foreign exchange gains and losses mainly due to foreign currency exchange rate fluctuations on intercompany and other non-functional currency transactions. Other expense, net may fluctuate in the future based on changes in foreign currency exchange rates or other events. Other expense, net also includes a $7.2 million gain from the sale of an equity investment in 2020.

Provision for Income Taxes

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2020	2019	% Change	2019	2018	% Change
Provision for income taxes	$45,922	$53,350	(13.9)%	$53,350	$44,716	19.3%
As a percentage of revenue	1.4%	1.8%		1.8%	1.6%
Effective income tax rate	7.5%	10.0%		10.0%	13.0%

The decrease in the provision for income taxes for 2020 as compared to 2019 was mainly due to a decrease in intercompany sales of intellectual property, a decrease in the valuation allowance recorded against deferred tax assets related to state tax credits and an increase in foreign income taxed at lower rates. These amounts were partially offset by an increase in profit before tax and the release of certain tax reserves related to the expiration of local statues of limitations in 2019.

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

For the year ended December 31, 2020, our effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the impact of the excess tax benefit related to stock-based compensation and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by non-deductible stock-based compensation, state taxes and the valuation allowance recorded against tax credits and foreign net operating loss carryforwards.

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

Loss from Equity Method Investment

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2020	2019	% Change	2019	2018	% Change
Loss from equity method investment	$13,106	$1,096	1,095.8%	$1,096	$—	100.0%
As a percentage of revenue	0.4%	—%		—%	—%

During 2019, we began recognizing our share of earnings from our investment with Mitsubishi UFJ Financial Group in a joint venture, Global Open Network, Inc., or GO-NET. GO-NET intends to operate a new blockchain-based online payment network. For the year ended December 31, 2020, the losses recognized reflect our share of the losses incurred by GO-NET as well as an $11.0 million impairment charge to adjust our carrying value of our investment to fair value, due to a modified business plan and continued negative projected cash flows. We expect to record additional equity method losses in 2021 and beyond as GO-NET continues executing on the early stages of its business plan.

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

•Legal and stockholder matter costs – We have incurred losses related to the settlement of legal matters and costs from professional service providers related to a non-routine stockholder matter. We believe excluding these amounts from our non-GAAP financial measures is useful to investors as the types of events giving rise to them are not representative of our core business operations.

•Endowment of Akamai Foundation – We have incurred expenses to endow the Akamai Foundation, a private corporate foundation dedicated to encouraging the next generation of technology innovators by supporting math and science education. Our first endowment was in 2018 to enable a permanent endowment for the Akamai Foundation to allow it to expand its reach. In the fourth quarter of 2020 we supplemented the endowment to enable specific initiatives to increase diversity in the technology industry. We believe excluding these amounts from non-GAAP financial measures is useful to investors as these infrequent expenses are not representative of our core business operations.

•Transformation costs – We have incurred professional services fees associated with internal changes that are designed to improve operating margins and that are part of a discrete planned transformation program intended to significantly change the manner in which business is conducted. We believe excluding these amounts from our non-GAAP financial measures is useful to investors as the types of events and activities giving rise to them occur infrequently and are not representative of our core business operations and ongoing operating performance.

•Income and losses from equity method investment – We record income or losses on our share of earnings and losses from our equity method investment. We exclude such income and losses because we do not direct control over the operations of the investment and the related income and losses are not representative of our core business operations.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Income from operations	$658,534	$548,918	362,499
Amortization of acquired intangible assets	42,049	38,581	33,311
Stock-based compensation	197,411	187,140	183,813
Amortization of capitalized stock-based compensation and capitalized interest expense	33,202	34,438	28,603
Restructuring charge	37,286	17,153	27,594
Acquisition-related costs	5,579	1,920	2,868
Legal and stockholder matter costs	275	10,000	23,091
Endowment of Akamai Foundation	20,000	—	50,000
Transformation costs	—	5,527	7,730
Non-GAAP income from operations	$994,336	$843,677	$719,509

GAAP operating margin	21%	19%	13%
Non-GAAP operating margin	31%	29%	27%

The following table reconciles GAAP net income to non-GAAP net income for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Net income	$557,054	$478,035	$298,373
Amortization of acquired intangible assets	42,049	38,581	33,311
Stock-based compensation	197,411	187,140	183,813
Amortization of capitalized stock-based compensation and capitalized interest expense	33,202	34,438	28,603
Restructuring charge	37,286	17,153	27,594
Acquisition-related costs	5,579	1,920	2,868
Legal and stockholder matter costs	275	10,000	23,091
Endowment of Akamai Foundation	20,000	—	50,000
Transformation costs	—	5,527	7,730
Amortization of debt discount and issuance costs	62,823	45,857	41,958
(Gain) loss on investments	(7,228)	60	1,481
Loss from equity method investment	13,106	1,096	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(103,280)	(80,488)	(86,391)
Non-GAAP net income	$858,277	$739,319	$612,431

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the years ended December 31, 2020, 2019 and 2018 (shares in thousands):

	2020	2019	2018
GAAP net income per diluted share	$3.37	$2.90	$1.76
Adjustments to net income:
Amortization of acquired intangible assets	0.25	0.23	0.20
Stock-based compensation	1.19	1.14	1.09
Amortization of capitalized stock-based compensation and capitalized interest expense	0.20	0.21	0.17
Restructuring charge	0.23	0.10	0.16
Acquisition-related costs	0.03	0.01	0.02
Legal and stockholder matter costs	—	0.06	0.14
Endowment of Akamai Foundation	0.12	—	0.30
Transformation costs	—	0.03	0.05
Amortization of debt discount and issuance costs	0.38	0.28	0.25
(Gain) loss on investments	(0.04)	—	0.01
Loss from equity method investment	0.08	0.01	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.63)	(0.49)	(0.51)
Adjustment for shares (1)	0.04	—	—
Non-GAAP net income per diluted share (2)	$5.22	$4.49	$3.62

Shares used in GAAP diluted per share calculations	165,213	164,573	169,188
Impact of benefit from note hedge transactions (1)	(873)	—	—
Shares used in non-GAAP diluted per share calculations (1)	164,340	164,573	169,188

(1) Shares used in non-GAAP diluted per calculations have been adjusted for the year ended December 31, 2020, for the benefit of our note hedge transactions. During 2020, our average stock price was in excess of $95.10, which is the initial conversion price of our convertible senior notes due in 2025. See further discussion below.

(2) May not foot due to rounding.

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

We consider Adjusted EBITDA to be another important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that we do not consider to be part of our core operations. We define Adjusted EBITDA as GAAP net income excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; stock-based compensation; amortization of capitalized stock-based compensation; acquisition-related costs; restructuring charges; gains and losses on legal settlements; costs from professional service providers related to a non-routine stockholder matter; costs incurred related to endowment contributions to the Akamai Foundation; transformation costs; foreign exchange gains and losses; interest expense; amortization of capitalized interest expense; certain gains and losses on investments; gains and losses from equity method investments; and other non-recurring or unusual items that may arise from time to time. Adjusted EBITDA margin represents Adjusted EBITDA stated as a percentage of revenue.

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Net income	$557,054	$478,035	$298,373
Amortization of acquired intangible assets	42,049	38,581	33,311
Stock-based compensation	197,411	187,140	183,813
Amortization of capitalized stock-based compensation and capitalized interest expense	33,202	34,438	28,603
Restructuring charge	37,286	17,153	27,594
Acquisition-related costs	5,579	1,920	2,868
Legal and stockholder matter costs	275	10,000	23,091
Interest income	(29,122)	(34,355)	(26,940)
Endowment of Akamai Foundation	20,000	—	50,000
Transformation costs	—	5,527	7,730
Amortization of debt discount and issuance costs	69,120	49,364	43,202
Provision for income taxes	45,922	53,350	44,716
Depreciation and amortization	403,160	367,655	372,606
(Gain) loss on investments	(7,228)	60	1,481
Loss from equity method investment	13,106	1,096	—
Other expense, net	9,682	1,368	1,667
Adjusted EBITDA	$1,397,496	$1,211,332	$1,092,115
Adjusted EBITDA margin	44%	42%	40%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of December 31, 2020, our cash, cash equivalents and marketable securities, which primarily consisted of corporate bonds and U.S. government agency obligations, totaled $2.5 billion. Factoring in our outstanding convertible senior notes of $2.3 billion, our net cash at December 31, 2020 was $196.9 million. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as accounts receivable, deferred revenue, accounts payable and various accrued expenses, as well as changes in our capital and financial structure due to common stock repurchases, debt repurchases and issuances, purchases and sales of marketable securities and similar events. The events related to the COVID-19 pandemic have not had a material impact to our liquidity in 2020; however, we continue to monitor our customer base, particularly those in industries most impacted by the pandemic, and their ability to pay us for our services or to pay us in a timely manner due to financial stresses the outbreak may have caused them. We believe that, particularly in situations like these, our strong balance sheet and cash position are important competitive differentiators that provide the financial stability and flexibility to enable us to continue to make investments at opportune times.

As of December 31, 2020, we had cash and cash equivalents of $278.7 million held in accounts outside the U.S. The U.S. Tax Cuts and Jobs Act establishes a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact beginning in 2018. As a result, our liquidity is not materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Years Ended December 31,
(in thousands)	2020	2019	2018
Net income	$557,054	$478,035	$298,373
Non-cash reconciling items included in net income	727,829	683,132	679,648
Changes in operating assets and liabilities	(69,883)	(102,863)	30,306
Net cash flows provided by operating activities	$1,215,000	$1,058,304	$1,008,327

The increase in cash provided by operating activities for 2020 as compared to 2019 was primarily due to increased profitability in 2020 and timing of vendor payments. The increase was partially offset by the timing of payments from customers.

The increase in cash provided by operating activities for 2019 as compared to 2018 was primarily due to increased profitability in 2019, partially offset by the timing of cash collections from customers, an increase of $28.8 million in cash paid for income taxes and timing of collections and payments of other working capital items.

Cash Used in Investing Activities

	For the Years Ended December 31,
(in thousands)	2020	2019	2018
Cash paid for acquired businesses, net of cash acquired	$(127,999)	$(165,329)	$(79)
Cash paid for asset acquisition	(36,376)	—	—
Cash paid for equity method investment	—	(36,008)	—
Purchases of property and equipment and capitalization of internal-use software development costs	(731,872)	(562,077)	(405,741)
Net marketable securities activity	(154,848)	(904,919)	(98,647)
Other investing activities	8,121	399	(2,066)
Net cash used in investing activities	$(1,042,974)	$(1,667,934)	$(506,533)

The decrease in cash used in investing activities in 2020 as compared to 2019 was driven by a decrease in purchases of marketable securities. During 2019 we invested some of the proceeds from our August 2019 issuance of convertible senior notes in marketable securities, which increased our purchases in that year and did not recur in 2020. The decrease in cash used in investing activities in 2020 as compared to 2019 was partially offset by an increase in purchases of property and equipment during 2020 to support the increase in traffic we experienced on our network and expect to continue to experience in the future.

The increase in cash used in investing activities in 2019 as compared to 2018 was primarily driven by an increase in purchases of marketable securities with the proceeds from our August 2019 issuance of convertible senior notes, cash paid for acquired companies in 2019, increased capital expenditures and cash invested in an equity method investment.

Cash (Used in) Provided by Financing Activities

	For the Years Ended December 31,
(in thousands)	2020	2019	2018
Activity related to convertible senior notes	$—	$318,554	$990,390
Activity related to stock-based compensation	(30,053)	(18,154)	(1,697)
Repurchases of common stock	(193,588)	(334,519)	(750,000)
Other financing activities	—	(1,558)	(5,085)
Net cash (used in) provided by financing activities	$(223,641)	$(35,677)	$233,608

The increase in cash used in financing activities in 2020 as compared to 2019 was due to the net proceeds received from our August 2019 issuance of our convertible senior notes and related bond hedge and warrant transaction. The increase was partially offset by the repayment of our convertible senior notes that were due in February 2019 and a decrease in shares repurchased under our repurchase programs.

The change in net cash used in or provided by financing activities during 2019 as compared to 2018 was due to our repayment of $690 million of aggregate principal of convertible notes in 2019, partially offset by a decrease in shares repurchased under our repurchase programs.

Effective November 2018, the board of directors authorized a $1.1 billion repurchase program through December 2021. Our goal for the share repurchase programs is to offset the dilution created by our employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant. As of December 31, 2020, we have $571.9 million available for future purchases of shares under this repurchase program.

During 2020, 2019 and 2018, we repurchased 2.0 million, 4.0 million and 10.2 million shares of our common stock, respectively, at an average price per share of $98.53, $82.90 and $73.54, respectively.

Convertible Senior Notes

In August 2019, we issued $1,150.0 million in par value of convertible senior notes due 2027 and entered into related convertible note hedge and warrant transactions. We have used and expect to continue to use the net proceeds of the offering for share repurchases, working capital and general corporate purposes, including potential acquisitions and other strategic transactions.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. There were no outstanding borrowings under the Credit Agreement as of December 31, 2020.

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

Contractual Obligations, Contingent Liabilities and Commercial Commitments

The following table presents our contractual obligations and commercial commitments, as of December 31, 2020, for the next five years and thereafter (in thousands):

	Payments Due by Period
	Total	Less than 12 Months	12 to 36 Months	36 to 60 Months	More than 60 Months
Operating lease obligations: (1)
Real estate arrangements	$854,829	$80,787	$163,308	$137,176	$473,558
Co-location arrangements	186,539	73,540	60,201	27,590	25,208
Bandwidth agreements	119,495	95,923	23,232	240	100
Open vendor purchase orders	266,644	231,059	31,654	3,931	—
Convertible senior notes	2,300,000	—	—	1,150,000	1,150,000
Total contractual obligations	$3,727,507	$481,309	$278,395	$1,318,937	$1,648,866

(1) Excludes $13.6 million of obligations for operating leases that have not yet commenced. See Note 12 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for additional information.

In accordance with the authoritative guidance for accounting for uncertainty in income taxes, as of December 31, 2020, we had unrecognized tax benefits of $29.5 million, including $7.7 million of accrued interest and penalties. We believe that it is reasonably possible that $9.6 million of our unrecognized tax benefits will be recognized by the end of 2021. The settlement period for the remaining amount of the unrecognized tax benefits is unknown.

Letters of Credit

As of December 31, 2020, we had outstanding $5.8 million in irrevocable letters of credit issued by us in favor of third party beneficiaries, primarily related to facility leases. These irrevocable letters of credit, which are not included in the table of contractual obligations above, are unsecured and are expected to remain in effect, in some cases, until 2026.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See Note 13 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during 2020 and 2019 was determined to be immaterial.

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

Accounts Receivable and Related Reserves

Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. In addition to trade accounts receivable, our accounts receivable balance includes unbilled accounts that represent revenue recorded for customers that is typically billed within one month. We record allowance against our accounts receivable balance, primarily for current expected credit losses. Increases and decreases in the allowance for current expected credit losses are included as a component of general and administrative expense in the consolidated statements of income.

Estimates are used in determining our allowance for current expected credit losses using historical loss rates for the previous twelve months as well as expectations about the future where we have been able to develop forecasts to supports our estimates. In addition, the allowance for current expected credit losses considers outstanding balances on a customer-specific, account-by-account basis. We assess collectibility based upon a review of customer receivables from prior sales with collection issues where we no longer believe that the customer has the ability to pay for services previously provided. We also perform ongoing credit evaluations of our customers. If such an evaluation indicates that payment is no longer reasonably assured for services provided, any future services provided to that customer will result in the creation of a cash basis reserve until we receive consistent payments.

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

Goodwill and Acquired Intangible Assets

We test goodwill for impairment on an annual basis, as of December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We have concluded that we have one reporting unit and that our chief operating decision maker is our chief executive officer and the executive management team. We have assigned the entire balance of goodwill to our one reporting unit. The fair value of the reporting unit was based on our market capitalization as of each of December 31, 2020 and 2019, and it was substantially in excess of the carrying value of the reporting unit at each date.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    Our portfolio of cash equivalents and short- and long-term investments is maintained in a variety of securities, including U.S. government agency obligations, high-quality corporate debt securities, commercial paper, mutual funds, money market funds and municipal securities. The majority of our investments are classified as available-for-sale securities and carried at fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes.

Foreign Currency Risk

Growth in our international operations will incrementally increase our exposure to foreign currency fluctuations as well as other risks typical of international operations that could impact our business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions.

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than functional currencies result in gains and losses that are reflected in our consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our consolidated statements of income within other expense, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the years ended December 31, 2020, 2019 and 2018. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of December 31, 2020 and 2019, no customer had an accounts receivable balance of 10% or more of our accounts receivable. We believe that at December 31, 2020, the concentration of credit risk related to accounts receivable was insignificant.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Akamai Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Akamai Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Massachusetts Tax Litigation Matter

As described in Note 19 to the consolidated financial statements, the Company is currently involved in litigation related to certain adverse audit determinations. In the second quarter of 2018, the Company filed an appeal with the Massachusetts Appellate Tax Board contesting the adverse audit findings related to certain tax benefits and exemptions. The appeal hearing was held in late 2019. In July 2020, the Massachusetts Appellate Tax Board ruled in the Company’s favor; however, the decision is eligible for appeal by the Massachusetts Department of Revenue. Management has determined that it is more-likely-than-not that it will prevail, and no reserve has been recorded related to these controversies. However, over the next 12 months, management's current assumptions and positions could change based on potential appeal decisions and other events impacting its analysis. Management has estimated that an adverse ruling related to the Massachusetts controversy could result in a gross income tax charge of approximately $41.0 million, which could be partially offset by certain state tax credits of $27.0 million which are not currently benefited as a result of the Company’s valuation allowance assessment.

The principal considerations for our determination that performing procedures related to the Massachusetts tax litigation matter is a critical audit matter are (i) the significant judgment by management when determining the Company’s uncertain tax position relative to the Massachusetts tax litigation matter, including a high degree of estimation uncertainty relative to numerous and complex tax laws and assessment of judicial precedent; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate management’s judgments; (iii) the evaluation of audit evidence available to support the Massachusetts tax litigation matter is complex and resulted in significant auditor judgment as the nature of the evidence is often highly subjective; and (iv) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s identification and recognition of the liability for uncertain tax positions, controls over the evaluation of the technical merits of the Company’s assessment and evaluation of numerous and complex tax laws and judicial precedent relevant to the matter. These procedures also included, among others, (i) evaluating the reasonableness of management’s assessment that it is more-likely-than-not the Company will prevail in the Massachusetts tax litigation matter, including the potential for an unfavorable outcome of the matter, and (ii) professionals with specialized skill and knowledge were used to assist in the evaluation of management’s assessment of the technical merits of the tax position, including evaluating the reasonableness of management’s assessment of whether the tax position is more-likely-than-not of being sustained and the application of relevant tax laws and assessment of the judicial precedent.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 26, 2021

We have served as the Company’s auditor since 1998.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$352,917	$393,745
Marketable securities	745,156	1,143,249
Accounts receivable, net of reserves of $1,822 and $1,880 at December 31, 2020 and 2019, respectively	660,052	551,943
Prepaid expenses and other current assets	171,406	142,676
Total current assets	1,929,531	2,231,613
Marketable securities	1,398,802	835,384
Property and equipment, net	1,478,272	1,152,153
Operating lease right-of-use assets	793,945	758,450
Acquired intangible assets, net	234,724	179,431
Goodwill	1,674,371	1,600,265
Deferred income tax assets	106,918	76,528
Other assets	147,567	173,062
Total assets	$7,764,130	$7,006,886
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118,546	$138,946
Accrued expenses	380,468	334,861
Deferred revenue	76,600	71,223
Operating lease liabilities	154,801	139,463
Other current liabilities	27,755	8,843
Total current liabilities	758,170	693,336
Deferred revenue	5,262	4,368
Deferred income tax liabilities	37,458	29,187
Convertible senior notes	1,906,707	1,839,791
Operating lease liabilities	715,404	692,181
Other liabilities	89,833	90,065
Total liabilities	3,512,834	3,348,928
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 162,709,720 and 162,000,843 shares issued and outstanding at December 31, 2020 and 2019, respectively	1,627	1,620
Additional paid-in capital	3,664,820	3,653,486
Accumulated other comprehensive loss	(20,201)	(45,144)
Retained earnings	605,050	47,996
Total stockholders’ equity	4,251,296	3,657,958
Total liabilities and stockholders’ equity	$7,764,130	$7,006,886

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	For the Years Ended December 31,
	2020	2019	2018
Revenue	$3,198,149	$2,893,617	$2,714,474
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	1,132,672	987,624	953,485
Research and development	269,315	261,365	246,165
Sales and marketing	510,405	523,883	517,353
General and administrative	547,888	516,093	574,067
Amortization of acquired intangible assets	42,049	38,581	33,311
Restructuring charge	37,286	17,153	27,594
Total costs and operating expenses	2,539,615	2,344,699	2,351,975
Income from operations	658,534	548,918	362,499
Interest income	29,122	34,355	26,940
Interest expense	(69,120)	(49,364)	(43,202)
Other expense, net	(2,454)	(1,428)	(3,148)
Income before provision for income taxes	616,082	532,481	343,089
Provision for income taxes	(45,922)	(53,350)	(44,716)
Loss from equity method investment	(13,106)	(1,096)	—
Net income	$557,054	$478,035	$298,373
Net income per share:
Basic	$3.43	$2.94	$1.78
Diluted	$3.37	$2.90	$1.76
Shares used in per share calculations:
Basic	162,490	162,706	167,312
Diluted	165,213	164,573	169,188

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in thousands)	2020	2019	2018
Net income	$557,054	$478,035	$298,373
Other comprehensive income (loss):
Foreign currency translation adjustments	19,629	(1,020)	(27,585)
Change in unrealized gain on investments, net of income tax provision of $2,720, $666 and $200 for the years ended December 31, 2020, 2019 and 2018, respectively	5,314	4,788	603
Other comprehensive income (loss)	24,943	3,768	(26,982)
Comprehensive income	$581,997	$481,803	$271,391

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$557,054	$478,035	$298,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	478,389	440,674	434,520
Stock-based compensation	197,411	187,140	183,813
(Benefit) provision for deferred income taxes	(33,821)	933	2,339
Amortization of debt discount and issuance costs	62,823	45,857	41,958
Other non-cash reconciling items, net	23,027	8,528	17,018
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(90,381)	(64,471)	(30,445)
Prepaid expenses and other current assets	(25,395)	11,689	(4,132)
Accounts payable and accrued expenses	39,211	8,769	42,238
Deferred revenue	(1,318)	(13,547)	(919)
Other current liabilities	18,101	(17,230)	9,422
Other non-current assets and liabilities	(10,101)	(28,073)	14,142
Net cash provided by operating activities	1,215,000	1,058,304	1,008,327
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(127,999)	(165,329)	(79)
Cash paid for asset acquisition	(36,376)	—	—
Cash paid for equity method investment	—	(36,008)	—
Purchases of property and equipment	(514,313)	(359,667)	(217,609)
Capitalization of internal-use software development costs	(217,559)	(202,410)	(188,132)
Purchases of short-and long-term marketable securities	(1,782,849)	(1,990,148)	(873,697)
Proceeds from sales of short-and long-term marketable securities	30,350	856	16,569
Proceeds from maturities of short-and long-term marketable securities	1,597,651	1,084,373	758,481
Other non-current assets and liabilities	8,121	399	(2,066)
Net cash used in investing activities	(1,042,974)	(1,667,934)	(506,533)
Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes	—	1,135,629	1,132,185
Proceeds from the issuance of warrants	—	185,150	119,945
Purchase of note hedge related to convertible senior notes	—	(312,225)	(261,740)
Repayment of convertible senior notes	—	(690,000)	—
Proceeds related to the issuance of common stock under stock plans	59,775	57,112	62,608
Employee taxes paid related to net share settlement of stock-based awards	(89,828)	(75,266)	(64,305)
Repurchases of common stock	(193,588)	(334,519)	(750,000)
Other non-current assets and liabilities	—	(1,558)	(5,085)
Net cash (used in) provided by financing activities	(223,641)	(35,677)	233,608
Effects of exchange rate changes on cash, cash equivalents and restricted cash	10,935	2,466	(12,844)
Net (decrease) increase in cash, cash equivalents and restricted cash	(40,680)	(642,841)	722,558
Cash, cash equivalents and restricted cash at beginning of year	394,146	1,036,987	314,429
Cash, cash equivalents and restricted cash at end of year	$353,466	$394,146	$1,036,987

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(in thousands)	For the Years Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received in the years ended December 31, 2020, 2019 and 2018 of $17,491, $3,731 and $18,501, respectively	$79,163	$73,898	$45,129
Cash paid for interest expense	5,954	1,438	639
Cash paid for operating lease liabilities	201,856	153,818
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	200,735	529,376
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	75,666	88,238	54,867
Capitalization of stock-based compensation	38,333	35,905	34,785

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$352,917	$393,745	$1,036,455
Restricted cash	549	401	532
Cash, cash equivalents and restricted cash	$353,466	$394,146	$1,036,987

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2018	169,893,324	$1,699	$4,073,362	$—	$(21,930)	$(690,662)	$3,362,469
Cumulative-effect adjustment to accumulated deficit related to adoption of new accounting pronouncement						(38,601)	(38,601)
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	2,235,212	22	(56,566)				(56,544)
Issuance of common stock under employee stock purchase plan	973,975	10	50,678				50,688
Stock-based compensation			218,416				218,416
Equity component of convertible senior notes, net of deferred tax of $4,971 and issuance costs of $4,418			275,836				275,836
Issuance of warrants related to convertible senior notes			119,945				119,945
Purchase of note hedge related to convertible senior notes			(261,740)				(261,740)
Repurchases of common stock	(10,197,961)			(750,000)			(750,000)
Treasury stock retirement		(102)	(749,898)	750,000			—
Net income						298,373	298,373
Foreign currency translation adjustment					(27,585)		(27,585)
Change in unrealized gain on investments, net of tax					603		603
Balance at December 31, 2018	162,904,550	$1,629	$3,670,033	$—	$(48,912)	$(430,890)	$3,191,860

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, continued

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	162,904,550	$1,629	$3,670,033	$—	$(48,912)	$(430,890)	$3,191,860
Cumulative-effect adjustment to accumulated deficit related to adoption of new accounting pronouncement						851	851
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	2,251,840	22	(72,350)				(72,328)
Issuance of common stock under employee stock purchase plan	879,648	9	53,680				53,689
Stock-based compensation			222,857				222,857
Equity component of convertible senior notes, net of deferred tax of $23,170 and issuance costs of $2,880			240,820				240,820
Issuance of warrants related to convertible senior notes			185,150				185,150
Purchase of note hedge related to convertible senior notes			(312,225)				(312,225)
Repurchases of common stock	(4,035,195)			(334,519)			(334,519)
Treasury stock retirement		(40)	(334,479)	334,519			—
Net income						478,035	478,035
Foreign currency translation adjustment					(1,020)		(1,020)
Change in unrealized gain on investments, net of tax					4,788		4,788
Balance at December 31, 2019	162,000,843	1,620	3,653,486	—	(45,144)	47,996	3,657,958
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,949,963	20	(89,122)				(89,102)
Issuance of common stock under employee stock purchase plan	723,600	7	58,395				58,402
Stock-based compensation			235,629				235,629
Repurchases of common stock	(1,964,686)			(193,588)			(193,588)
Treasury stock retirement		(20)	(193,568)	193,588			—
Net income						557,054	557,054
Foreign currency translation adjustment					19,629		19,629
Change in unrealized gain on investments, net of tax					5,314		5,314
Balance at December 31, 2020	162,709,720	$1,627	$3,664,820	$—	$(20,201)	$605,050	$4,251,296

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides solutions for securing, delivering and optimizing content and business applications over the internet. Its globally-distributed platform comprises more than 325,000 servers across more than 130 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company currently operates in one industry segment: providing cloud services for delivering, optimizing and securing content and business applications over the internet.

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

Accounts Receivable and Related Reserves

The Company’s accounts receivable balance includes unbilled amounts that represent revenue recorded for customers that are typically billed monthly in arrears. The Company records reserves against its accounts receivable balance which primarily consists of allowances for current expected credit losses. Increases and decreases in the allowance for current expected credit losses are included as a component of general and administrative expense in the consolidated statements of income. The allowance for current expected credit losses has been developed using historical loss rates for the previous twelve months as well as expectations about the future where the Company has been able to develop forecasts to support its estimates. In addition, the allowance considers outstanding balances on a customer-specific, account-by-account basis. The Company assesses collectibility based upon a review of customer receivables from prior sales with collection issues where the Company no longer believes that the customer has the ability to pay for services previously provided. The Company also performs ongoing credit evaluations of its customers. If such an evaluation indicates that payment is no longer reasonably assured for services provided, any future services provided to that customer will result in the creation of a cash-basis reserve until the Company receives consistent payments. The Company does not have any off-balance sheet credit exposure related to its customers.

Incremental Costs to Obtain a Contract with a Customer

The Company capitalizes incremental costs associated with obtaining customer contracts, specifically certain commission and incentive payments. The Company pays commissions and incentives up-front based on contract value upon signing a new arrangement with a customer and upon renewal and upgrades of existing contracts with customers if the renewal and upgrades result in an incremental increase in contract value. To the extent commissions and incentives are earned, the expenses, including estimated payroll taxes, are deferred on the Company's consolidated balance sheet and amortized over the expected life of the customer arrangement on a straight-line basis. Based on the nature of the Company's unique technology and services, and the rate at which the Company continually enhances and updates its technology, the expected life of the customer arrangement is determined to be approximately 2.5 years. Additionally, the Company may pay commissions and incentives based upon contract value, rather than incremental increase in contract value, to certain sales groups within the Company. For these commission arrangements, the Company amortizes capitalized costs for contract renewals over an average renewal contract period of 16 months. The Company also incurs commission expense on an ongoing basis based upon revenue recognized. In these cases, no incremental costs are deferred, as the commissions are earned and expensed in the same period for which the associated revenue is recognized.

Amortization of the costs is primarily included in sales and marketing expense in the consolidated statements of income. The current portion of deferred commission and incentive payments is included in prepaid expenses and other current assets, and the long-term portion is included in other assets on the Company's consolidated balance sheets.

Concentrations of Credit Risk

The amounts reflected in the consolidated balance sheets for accounts receivable, other current assets, accounts payable, accrued liabilities and other current liabilities approximate fair values due to their short-term maturities. The Company maintains the majority of its cash, cash equivalents and marketable securities with major financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2020, its concentration of credit risk related to cash equivalents and marketable securities was not significant.

Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically-dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. For the years ended December 31, 2020, 2019 and 2018, no customer accounted for more than 10% of total revenue. As of December 31, 2020 and 2019, no customer had an accounts receivable balance greater than 10% of total accounts receivable. The Company believes that, as of December 31, 2020, its concentration of credit risk related to accounts receivable was not significant.

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

The Company has implemented software and hardware initiatives to manage its global network more efficiently and, as a result, the expected average useful life of its network assets, primarily servers, increased from four years to five years, effective January 1, 2019. These changes decreased depreciation expense by $22.9 million and increased net income by $19.2 million, or $0.12 per share, for the year ended December 31, 2020 and decreased depreciation expense by $31.5 million and increased net income by $26.1 million, or $0.16 per share, for the year ended December 31, 2019.

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

Upon commencement of a lease, the Company records a right-of-use asset that represents the Company’s right to use the underlying asset for the lease term and a lease liability that represents an obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Lease payments are discounted at the lease commencement date. As the Company’s leases do not provide an implicit rate, an incremental borrowing rate has been applied based on the Company's credit-adjusted risk-free rate.

The Company often enters into contracts that contain both lease and non-lease components. Real estate non-lease components include real estate taxes, insurance, maintenance, parking and other operating costs. Co-location non-lease components include utilities and other operating costs. The Company includes both lease and non-lease components of fixed costs in its lease arrangements as a single lease component. Variable costs, such as utilities based on actual usage, are not included in the measurement of right-of-use assets and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs.

The Company’s lease terms often include renewal options and, particularly in the case of co-location arrangements, may include evergreen provisions. The Company’s right-of-use assets and lease liabilities generally do not include the options to extend, or terminate, unless it is reasonably certain that the Company will exercise these options. The Company has elected to exclude leases for certain networking equipment with terms of 12 months or less from its right-of-use assets and lease liabilities on its consolidated balance sheet.

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

As of December 31, 2020, the Company's $21.6 million investment is included in other assets on the consolidated balance sheet. The Company recorded a loss of $13.1 million during the year ended December 31, 2020, comprised of $2.1 million to record its share of operating losses incurred by GO-NET during the year and an $11.0 million impairment to reduce the Company's investment to its fair value due to a modified business plan and continued negative projected cash flows. The valuation technique used to measure fair value of the Company's equity method investment in GO-NET was primarily an adjusted net asset value model based on labor costs and the amount of time required to develop a similar technology for use in the planned payment processing service. The Company recorded a loss of $1.1 million during the year ended December 31, 2019, which reflects its share of the losses incurred by GO-NET during the year. Subsequent to the establishment of the joint venture, the Company recorded revenue of $11.1 million and $11.6 million for the years ended December 31, 2020 and 2019, respectively, for services provided to GO-NET.

Goodwill, Acquired Intangible Assets and Long-Lived Assets

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of the net identifiable assets on the date of purchase and is carried at its historical cost. The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs its impairment test of goodwill as of December 31 each year. As of December 31, 2020, 2019 and 2018, the fair value of the Company's reporting unit was substantially in excess of the carrying value. The tests did not result in an impairment to goodwill during the years ended December 31, 2020, 2019 and 2018.

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

Generally, the transaction price in a contract is equal to the committed price stated in the contract, less any discounts or rebates. The Company's typical contracts qualify for series accounting, and the pricing terms generally do not require estimation of the transaction price beyond the reporting period. As a result, any incremental fees generated as a result of usage or “bursting” over committed contract levels are recorded in the period to which the services relate. The amount of consideration recognized for usage above contract minimums is limited to the amount the Company expects to be entitled to receive in exchange for providing the services. Once the transaction price has been determined, the Company allocates such price among all performance obligations in the contract on a relative standalone selling price (“SSP”) basis.

Determination of SSP requires the exercise of judgment by management. SSP is based on observable inputs such as the price the Company charges for the service when sold separately or the discounted list price per management’s approved price list. In cases where services are not sold separately or price list rates are not available, a cost-plus-margin approach or adjusted market approach is used to determine SSP.

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

Cost of Revenue

Cost of revenue consists primarily of fees paid to network providers for bandwidth and to third-party network data centers for housing servers, also known as co-location costs. Cost of revenue also includes employee costs for services delivery and network operation, build-out and support of the Company's network; network storage costs; cost of software licenses; depreciation of network equipment used to deliver the Company’s services; amortization of network-related internal-use software; and costs for the production of live events streamed by the Company for customers. The Company enters into contracts for bandwidth with third-party network providers with terms typically ranging from several months to five years. These contracts generally commit the Company to pay minimum monthly fees plus additional fees for bandwidth usage above the committed level. In some circumstances, internet service providers (“ISPs”) make rack space available for the Company to locate its servers and provide access to their bandwidth at a discount or no cost. Although the Company does not provide any goods or services to the ISPs or the ISPs’ customers under these arrangements, the ISPs and their customers indirectly benefit by accessing content through a local Company server, resulting in better content delivery. The Company records the cost of these vendor relationships at their negotiated transaction price, which is either at a discount or no cost.

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

Capitalized costs include external consulting fees, payroll and payroll-related costs and stock-based compensation for employees in the Company’s development and information technology groups who are directly associated with, and who devote time to, the Company’s internal-use software projects. Capitalization begins when the planning stage is complete and the Company commits resources to the software project; capitalization continues during the application development stage. Capitalization ceases when the software has been tested and is ready for its intended use. Costs incurred during the planning, training and post-implementation stages of the software development life-cycle are expensed as incurred. The Company amortizes completed internal-use software that is used on its network to cost of revenue over its estimated useful life.

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

The Company enters into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in other expense, net. As of December 31, 2020 and 2019, the fair value of the forward currency contracts and the underlying net gains for the years ended December 31, 2020, 2019 and 2018 were immaterial.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued guidance that is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. This guidance will be effective for the Company on January 1, 2022. The Company is evaluating the potential impact of adopting this new accounting guidance on its consolidated financial statements related to the accounting for convertible debt arrangements.

3. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of December 31, 2020 and 2019 (in thousands):

		Gross Unrealized		Aggregate Fair Value	Classification on Balance Sheet
	Amortized Cost				Short-Term Marketable Securities	Long-Term Marketable Securities
As of December 31, 2020		Gains	Losses
Commercial paper	$46,931	$13	$(8)	$46,936	$46,936	$—
Corporate bonds	1,628,462	9,482	(262)	1,637,682	607,403	1,030,279
Municipal securities	3,495	—	(6)	3,489	—	3,489
U.S. government agency obligations	435,653	329	(63)	435,919	89,951	345,968
	$2,114,541	$9,824	$(339)	$2,124,026	$744,290	$1,379,736

As of December 31, 2019
Certificates of deposit	$150,000	$—	$—	$150,000	$150,000	$—
Commercial paper	73,829	23	(7)	73,845	73,845	—
Corporate bonds	1,368,668	1,840	(378)	1,370,130	753,538	616,592
U.S. government agency obligations	369,475	80	(74)	369,481	165,623	203,858
	$1,961,972	$1,943	$(459)	$1,963,456	$1,143,006	$820,450

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

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive income to interest income in the consolidated statements of income. As of December 31, 2020, the Company held for investment corporate bonds with a fair value of $2.0 million, which are classified as available-for-sale marketable securities and have been in a continuous unrealized loss position for more than 12 months. The unrealized losses related to these corporate bonds were insignificant and are included in accumulated other comprehensive income as of December 31, 2020. The unrealized losses are attributable to changes in interest rates. Based on the evaluation of available evidence, the Company does not believe any unrealized losses represent other than temporary impairments.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities as of December 31, 2020 and 2019 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
As of December 31, 2020
Cash Equivalents and Marketable Securities:
Money market funds	$74,417	$74,417	$—	$—
Commercial paper	75,785	—	75,785	—
Corporate bonds	1,637,682	—	1,637,682	—
Municipal securities	3,489	—	3,489	—
U.S. government agency obligations	435,919	—	435,919	—
Mutual funds	19,932	19,932	—	—
	$2,247,224	$94,349	$2,152,875	$—

As of December 31, 2019
Cash Equivalents and Marketable Securities:
Money market funds	$50,779	$50,779	$—	$—
Certificates of deposit	150,000	—	150,000	—
Commercial paper	73,845	—	73,845	—
Corporate bonds	1,370,130	—	1,370,130	—
U.S. government agency obligations	369,481	—	369,481	—
Mutual funds	15,177	15,177	—	—
	$2,029,412	$65,956	$1,963,456	$—

As of December 31, 2020 and 2019, the Company grouped money market and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of December 31, 2020 and 2019, the Company grouped commercial paper, U.S. government agency obligations, corporate bonds and municipal securities using a Level 2 valuation because quoted prices for similar assets in active markets (or identical assets in an inactive market) are available. As of December 31, 2019, the Company also included bank certificates of deposit using Level 2 valuation because quoted prices for similar assets in active markets (or identical assets in an inactive market) are available. The Company did not have any transfers of assets or liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2020 and 2019.

When developing fair value estimates, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. When available, the Company uses quoted market prices to measure fair value. The valuation technique used to measure fair value for the Company's Level 1 and Level 2 assets is a market approach, using prices and other relevant information generated by market transactions involving identical or comparable assets. If market prices are not available, the fair value measurement is based on models that use primarily market-based parameters including yield curves, volatilities, credit ratings and currency rates. In certain cases where market rate assumptions are not available, the Company is required to make judgments about the assumptions market participants would use to estimate the fair value of a financial instrument.

The valuation technique used to measure the fair value of the Company's Level 3 liability, which consists of contingent consideration related to the acquisition of Cyberfend, Inc. in 2016, and which was paid upon achievement of milestones in 2019, was primarily an income-based approach. The significant unobservable input used in the fair value measurement of the contingent consideration is the likelihood of achieving development milestones to integrate the acquired technology into the Company's technology as well as achieving certain post-closing financial results.

Contractual maturities of the Company’s available-for-sale marketable securities held as of December 31, 2020 and 2019 were as follows (in thousands):

	December 31, 2020	December 31, 2019
Due in 1 year or less	$744,290	$1,143,006
Due after 1 year through 5 years	1,379,736	820,450
	$2,124,026	$1,963,456

The following table reflects the activity for the Company’s major classes of liabilities measured at fair value using Level 3 inputs for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Liability:
Beginning balance	$—	$(6,300)
Cash paid upon achievement of milestone	—	6,300
Ending balance	$—	$—

4. Accounts Receivable

Net accounts receivable consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Trade accounts receivable	$473,474	$396,204
Unbilled accounts receivable	188,400	157,619
Gross accounts receivable	661,874	553,823
Allowance for current expected credit losses and other reserves	(1,822)	(1,880)
Accounts receivable, net	$660,052	$551,943

A summary of activity in the accounts receivable allowance for current expected credit losses and other reserves for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	2020	2019	2018
Beginning balance	$1,880	$1,534	$1,281
Charges to income from operations	12,347	5,116	3,824
Collections from customers previously reserved and other	(12,405)	(4,770)	(3,571)
Ending balance	$1,822	$1,880	$1,534

Charges to income from operations primarily represents charges to bad debt expense for increases in the allowance for current expected credit losses.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Prepaid income taxes	$30,682	$26,143
Prepaid sales and other taxes	24,034	16,213
Prepaid equipment and software maintenance	15,526	18,114
Deferred commissions	54,516	45,009
Other prepaid expenses	26,187	19,593
Other current assets	20,461	17,604
Total	$171,406	$142,676

Incremental Costs to Obtain a Contract with a Customer

The following table summarizes the deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Deferred costs included in prepaid and other current assets	$54,516	$45,009
Deferred costs included in other assets	23,200	25,698
Total deferred costs	$77,716	$70,707

During the years ended December 31, 2020, 2019 and 2018, the Company recognized $61.7 million, $44.3 million and $45.0 million, respectively, of amortization expense related to deferred commissions.

6. Property and Equipment

Property and equipment consisted of the following as of December 31, 2020 and 2019 (in thousands except years):

	December 31, 2020	December 31, 2019	Estimated Useful Life (in years)
Computer and networking equipment	$1,847,717	$1,469,293	3-7
Purchased software	95,662	90,450	3-10
Furniture and fixtures	71,119	65,683	1-7
Office equipment	40,235	38,178	3-5
Leasehold improvements	230,423	235,279	1-15
Internal-use software	1,234,934	1,132,180	2-7
Property and equipment, gross	3,520,090	3,031,063
Accumulated depreciation and amortization	(2,041,818)	(1,878,910)
Property and equipment, net	$1,478,272	$1,152,153

Depreciation and amortization expense on property and equipment and capitalized internal-use software for the years ended December 31, 2020, 2019 and 2018 was $436.3 million, $402.1 million and $401.2 million, respectively. During the years ended December 31, 2020, 2019 and 2018, the Company capitalized $38.0 million, $35.9 million and $34.8 million, respectively, of stock-based compensation related to employees who developed and enhanced internal-use software applications.

During the years ended December 31, 2020 and 2019, the Company wrote off $279.9 million and $166.7 million, respectively, of property and equipment, gross, along with the associated accumulated depreciation and amortization. The write-

offs were primarily related to leasehold improvements, computer and networking equipment and internal-use software no longer in use. These assets had been substantially depreciated and amortized. In addition, the Company wrote off $0.8 million and $3.8 million, primarily of internal-use software as a result of certain restructuring efforts during the year ended December 31, 2020 and December 31, 2019, respectively.

7. Goodwill and Acquired Intangible Assets

Acquired intangible assets that are subject to amortization consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$172,346	$(111,435)	$60,911	$153,722	$(94,088)	$59,634
Customer-related intangible assets	358,032	(186,733)	171,299	279,684	(163,155)	116,529
Non-compete agreements	373	(77)	296	830	(529)	301
Trademarks and trade names	7,658	(5,440)	2,218	7,600	(4,633)	2,967
Acquired license rights	490	(490)	—	490	(490)	—
Total	$538,899	$(304,175)	$234,724	$442,326	$(262,895)	$179,431

Aggregate expense related to amortization of acquired intangible assets for the years ended December 31, 2020, 2019 and 2018 was $42.0 million, $38.6 million and $33.3 million, respectively. Based on the Company's acquired intangible assets as of December 31, 2020, aggregate expense related to amortization of acquired intangible assets is expected to be $47.4 million, $43.8 million, $36.3 million, $28.4 million and $22.9 million for the years ending December 31, 2021, 2022, 2023, 2024 and 2025, respectively.

The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Beginning balance	$1,600,265	$1,487,404
Acquisition of Asavie Technologies Limited	70,200	—
Acquisition of Janrain, Inc.	—	92,188
Acquisition of Exceda	—	14,712
Acquisition of ChameleonX, Ltd.	—	7,069
Measurement period adjustments related to acquisitions completed in prior years	(1,056)	—
Foreign currency translation	4,962	(1,108)
Ending balance	$1,674,371	$1,600,265

8. Acquisitions

Acquisition-related costs were $5.6 million, $1.9 million and $1.0 million during the years ended December 31, 2020, 2019 and 2018, respectively, and are included in general and administrative expense in the consolidated statements of income. Pro forma results of operations for the acquisitions completed in the years ended December 31, 2020 and 2019 have not been presented because the effects of the acquisitions, individually and in the aggregate, are not material to the Company's consolidated financial results. Revenue and earnings attributable to acquired operations since the dates of their acquisitions are included in the Company's consolidated statements of income and not presented separately because they are not material.

Inverse

In February 2021, the Company acquired Inverse, Inc., a Montreal-based company, for approximately $20.0 million. The allocation of the purchase price has not been finalized as of the filing of these financial statements. The acquisition is intended to enhance the Company's enterprise security capabilities and expand its portfolio of zero trust and secure access service edge solutions for the internet of things.

2020 Acquisitions

Asavie

In October 2020, the Company acquired all outstanding stock of Asavie Technologies Limited ("Asavie"), a privately-funded company headquartered in Dublin, Ireland, for $155.0 million in cash. The allocation of the purchase price has not been finalized as of the filing of these financial statements. Asavie operates a global platform for managing the security, performance and access policies for mobile and internet-connected devices; its solutions will become part of Akamai’s security and personalization services product line.

The following table presents the preliminary allocation of the purchase price for Asavie (in thousands):

Total purchase consideration	$154,952

Allocation of the purchase consideration:
Cash	$26,847
Accounts receivable	14,002
Prepaid expenses and other current assets	995
Property and equipment	2,274
Operating lease right-of-use assets	6,104
Identifiable intangible assets	58,070
Goodwill	70,228
Other assets	395
Total assets acquired	178,915
Accounts payable	(951)
Accrued liabilities	(5,926)
Deferred revenue	(3,136)
Operating lease liabilities	(6,104)
Deferred income tax liabilities	(6,965)
Other liabilities	(881)
Total liabilities assumed	(23,963)
Net assets acquired	$154,952

The value of the goodwill can be attributed to a number of business factors, including a trained technical and sales workforce and cost synergies expected to be realized. None of goodwill related to the acquisition of Asavie is expected to be deductible for tax purposes.

The following were the identified intangible assets acquired and their respective weighted average useful lives (in thousands, except years):

	Gross Carrying Amount	Weighted Average Useful Life (in years)
Completed technologies	$17,300	10.1
Customer-related intangible assets	40,400	11.1
Trademarks	100	0.9
Non-compete agreements	270	2.9
Total	$58,070

The total weighted average amortization period for the intangible assets acquired from Asavie is 10.8 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

Instart Logic

In February 2020, the Company acquired certain assets from Instart Logic, Inc., a provider of cloud solutions for improving web and mobile application performance, for $36.4 million in cash. The purchase price was primarily allocated to a customer-related intangible asset that will be amortized over 17 years in a pattern that matches expense with expected economic benefits.

2019 Acquisitions

ChameleonX

In November 2019, the Company acquired ChameleonX, Ltd. ("ChameleonX"), an Israel-based company with a solution designed to detect when a website contains or links to malware that causes end user data to be compromised, for $11.9 million in cash. The acquisition is expected to further strengthen the Company's security solutions portfolio. The Company allocated $7.1 million of the cost of the acquisition to goodwill and $6.1 million to a technology-related identifiable intangible asset with an average useful life of 7.1 years. The value of the goodwill is primarily attributable to synergies related to the integration of ChameleonX technology onto the Company's platform as well as a trained technical workforce. The total amount of goodwill related to the acquisition of ChameleonX expected to be deductible for tax purposes is $7.1 million. The Company finalized its allocation of purchase price in the fourth quarter of 2020, which did not result in a material change to the preliminary allocation.

Exceda

On November 1, 2019, in a series of stock and asset purchase transactions, the Company acquired the operations of a group of companies known as Exceda, a vendor of content delivery network and web security services and, collectively, the Company's largest channel partner in Latin America, for $32.7 million in cash. The acquisition is expected to enable the Company to expand its Latin America business more quickly, better support existing and new partners and improve experiences for more customers. The Company allocated $14.7 million of the cost of the acquisition to goodwill and $16.5 million to identifiable intangible assets, primarily customer-related. The total weighted average useful life of the intangible assets acquired from Exceda is 8.1 years. The value of the goodwill is primarily attributable to synergies related to the scale of the combined teams as well as Exceda's trained technical workforce. The total amount of goodwill related to the acquisition of Exceda expected to be deductible for tax purposes is $14.7 million.

The Company acquired various obligations as part of the acquisition for which it is indemnified. The total obligations recorded, with corresponding indemnification asset, totaled $20.0 million. The Company finalized its allocation of purchase price in the fourth quarter of 2020, which did not result in a material change to the preliminary allocation.

Janrain

In January 2019, the Company acquired Janrain, Inc. ("Janrain"), a provider of customer identity and access management solutions, for $123.6 million in cash. The Company incorporated the Janrain technology into its Intelligent Edge Platform. The Company finalized its allocation of purchase price in the fourth quarter of 2019. The following table presents the final allocation of the purchase price for Janrain (in thousands):

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

The value of the goodwill can be attributed to a number of business factors, including a trained technical and sales workforce and cost synergies expected to be realized. The total amount of goodwill related to the acquisition of Janrain expected to be deductible for tax purposes is $45.7 million.

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

9. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Payroll and other related benefits	$218,588	$190,721
Bandwidth and co-location	67,170	65,213
Income tax payable	50,812	40,337
Property, use and other taxes	35,390	30,904
Professional service fees	2,245	1,775
Other accrued expenses	6,263	5,911
Total	$380,468	$334,861

10. Restructuring

During the fourth quarter of 2020, management committed to an action to restructure certain parts of the Company to better position us to become more agile in delivering our solutions. As a result, certain headcount reductions were necessary and certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and implemented due to this action. The Company incurred expenses of $23.6 million for the year ended December 31, 2020 and expects to incur up to $7.0 million in 2021 for severance and related benefits related to this action.

During the fourth quarter of 2019, management committed to an action to restructure certain parts of the Company to focus on investments with the potential to accelerate revenue growth. As a result, certain headcount reductions were necessary and certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and implemented due to this action. The Company incurred expenses of $23.4 million related to this action, of which $13.2 million were incurred during the year ended December 31, 2020 and $10.2 million were incurred during the year ended December 31, 2019. Also included within the 2020 charge is $8.7 million for lease related assets that were incurred to exit the leased facilities. The Company does not expect any additional restructuring charges related to this action.

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

The Company also recognizes restructuring charges for redundant employees, facilities and contracts associated with completed acquisitions. Restructuring charges related to acquisitions were not material in any of the years ended December 31, 2020, 2019 and 2018.

The following table summarizes the activity of the Company's restructuring accrual during the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Employee Severance and Related Benefits	Software Charges	Other	Total
Balance January 1, 2018	$12,857	$—	$1,386	$14,243
Costs incurred	15,841	4,940	6,813	27,594
Cash disbursements	(18,922)	—	(5,932)	(24,854)
Software and other non-cash charges	—	(4,742)	(1,787)	(6,529)
Translation adjustments and other	732	—	(205)	527
Balance December 31, 2018	10,508	198	275	10,981
Costs incurred	12,455	3,784	914	17,153
Cash disbursements	(17,294)	(99)	(1,038)	(18,431)
Software and other non-cash charges	—	(3,784)	—	(3,784)
Translation adjustments and other	38	—	—	38
Balance December 31, 2019	5,707	99	151	5,957
Costs incurred	26,332	833	1,380	28,545
Cash disbursements	(10,118)	(99)	(1,531)	(11,748)
Software and other non-cash charges	—	(833)	—	(833)
Translation adjustments and other	130	—	—	130
Balance December 31, 2020	$22,051	$—	$—	$22,051

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

The 2027 Notes consisted of the following components as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount and issuance costs, net of amortization	(196,359)	(222,928)
Net carrying amount	$953,641	$927,072

Equity component:	$220,529	$220,529

The estimated fair value of the 2027 Notes at December 31, 2020 was $1,277.8 million. The fair value was determined based on the quoted price of the 2027 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $104.99 on December 31, 2020, the value of the 2027 Notes if converted to common stock was less than the principal amount of $1,150.0 million.

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

The 2025 Notes consist of the following components as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020	December 31, 2019
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount and issuance costs, net of amortization	(196,934)	(237,281)
Net carrying amount	$953,066	$912,719

Equity component:	$285,225	$285,225

The estimated fair value of the 2025 Notes at December 31, 2020 was $1,422.8 million. The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $104.99 on December 31, 2020, the value of the 2025 Notes if converted to common stock was more than the principal amount of $1,150.0 million.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. There were no outstanding borrowings under the Credit Agreement as of December 31, 2020.

Interest Expense

The 2027 Notes bear interest at a fixed rate of 0.375%. The interest is payable semi-annually on March 1 and September 1 of each year, commencing in March 2020. The 2027 Notes have an effective interest rate of 3.1% attributable to the conversion feature. The 2025 Notes bear interest at a fixed rate of 0.125%. The interest is payable semi-annually on May 1 and November 1 of each year, commencing in November 2018. The 2025 Notes have an effective interest rate of 4.26% attributable to the conversion feature. The 2019 Notes did not bear regular interest, but had an effective interest rate of 3.2% attributable to the conversion feature. The Company is also obligated to pay ongoing commitment fees under the terms of the Credit Agreement. The following table sets forth total interest expense included in the consolidated statements of income for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Amortization of debt discount and issuance costs	$67,153	$52,059	$46,493
Coupon interest payable on 2025 Notes	1,437	1,436	874
Coupon interest payable on 2027 Notes	4,312	1,557	—
Revolving credit facility contractual interest expense	548	513	368
Capitalization of interest expense	(4,330)	(6,201)	(4,533)
Total interest expense	$69,120	$49,364	$43,202

12. Leases

The Company has entered into various operating lease agreements for its offices and co-location assets and related equipment. The Company has also entered into sublease agreements with tenants of various offices previously vacated by the Company. These operating leases have lease periods expiring between 2021 and 2034. The following table is a summary of the Company’s operating lease costs for the years ended December 31, 2020 and 2019 (in thousands):

	December 31, 2020			December 31, 2019
	Real Estate Arrangements	Co-location Arrangements	Total	Real Estate Arrangements	Co-location Arrangements	Total
Operating lease cost	$83,574	$113,554	$197,128	$63,893	$96,020	$159,913
Short-term lease cost	229	15,620	15,849	111	14,301	14,412
Variable lease cost	21,235	34,259	55,494	15,610	23,524	39,134
Sublease income	(22,064)	—	(22,064)	(5,119)	—	(5,119)
Total operating lease costs	$82,974	$163,433	$246,407	$74,495	$133,845	$208,340

Real estate rent expense and sublease income for the year ended December 31, 2018 were $63.2 million and $3.8 million, respectively. Lease costs for real estate arrangements are included in general and administrative expenses in the consolidated statements of income. Lease costs for co-location arrangements are primarily included in cost of revenue.

At December 31, 2020 and 2019, the real estate arrangements' weighted average remaining lease term was 11.8 years and 12.8 years, respectively, and the weighted average discount rate for operating leases was 3.4% and 3.5%, respectively. At December 31, 2020 and 2019, the co-location arrangements' weighted average remaining lease term was 4.3 years and 3.9 years, respectively, and the weighted average discount rate for operating leases was 1.8% and 2.2%, respectively.

Maturities of operating lease liabilities as of December 31, 2020 were as follows (in thousands):

	Real Estate Arrangements	Co-location Arrangements
2021	$80,787	$73,540
2022	83,863	36,805
2023	79,445	23,396
2024	70,967	16,815
2025	66,209	10,775
Thereafter	473,558	25,208
Total lease payments	854,829	186,539
Less: imputed interest	162,588	8,575
Total lease liabilities	$692,241	$177,964

As of December 31, 2020, the Company had additional operating leases, primarily for co-location arrangements, that had not yet commenced of $13.6 million, which will commence in 2021 and 2022, with lease terms of one year to seven years. The table above excludes approximately $216.7 million of future sublease income that is expected to be recognized through 2034.

As of December 31, 2020, the Company had outstanding letters of credit in the amount of $5.8 million, primarily related to operating leases. The letters of credit remain in effect until the Company fulfills its obligations under these leases or as such obligations expire under the terms of the letters of credit.

13. Commitments and Contingencies

As of December 31, 2020, the Company had long-term commitments for bandwidth usage with various networks and ISPs. Additionally, as of December 31, 2020, the Company had entered into purchase orders with various vendors. The minimum future commitments as of December 31, 2020 were as follows (in thousands):

	Bandwidth Commitments	Purchase Order Commitments
2021	$95,923	$231,059
2022	19,046	22,014
2023	4,186	9,640
2024	120	3,931
2025	120	—
Thereafter	100	—
Total	$119,495	$266,644

Legal Matters

The Company is party to various litigation matters that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material effect on the Company’s business, results of operations, financial condition or cash flows.

In July 2016, as part of the resolution of a patent infringement lawsuit filed by the Company against Limelight Networks, Inc. (“Limelight”) in 2006, the Company entered into an agreement that requires Limelight to pay the Company $54.0 million in 12 equal installments over three years, beginning in August 2016. During the years ended December 31, 2019 and 2018, the Company received $9.0 million and $18.0 million, respectively, under this agreement. Substantially all of the amounts received were recorded as a gain contingency in the year the cash was received, which reduced general and administrative expenses in the consolidated statements of income, with the remaining as interest income.

In April 2018, as part of the resolution of multiple existing lawsuits between Limelight and the Company, including in the U.S. District Court for the Eastern District of Virginia and in the U.S. District Court for the District of Massachusetts, the parties entered into an agreement to settle the cases and request that the U.S. Patent Trial and Appeal Board terminate certain proceedings related to patents at issue in the litigation. The Company recorded a $14.9 million charge in the second quarter of 2018, which is included in general and administrative expenses in the consolidated statement of income for the year ended December 31, 2018, related to this settlement.

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

The Company has agreed to indemnify each of its officers and directors, or employees who serve as officers or directors of our subsidiaries at management's request, during his or her lifetime for certain events or occurrences that happen by reason of the fact that the officer or director is or was or has agreed to serve as an officer or director of the Company. The Company has director and officer insurance policies that may limit its exposure and may enable the Company to recover a portion of certain future amounts paid.

To date, the Company has not encountered material costs as a result of such indemnification obligations and has not accrued any related liabilities in its financial statements. In assessing whether to establish an accrual, the Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

14. Stockholders’ Equity

Stock Repurchase Program

In February 2016, the board of directors authorized a $1.0 billion share repurchase program that was effective from February 2016 through December 2018. In March 2018, the Company announced that its board of directors had increased its share repurchase authorization by $416.7 million, such that the amount that was authorized and available for repurchase in 2018 was $750.0 million. Subsequently, effective November 2018, the board of directors authorized a $1.1 billion repurchase program through December 2021. The Company's goals for the share repurchase programs are to offset some or all of the dilution created by its employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant.

During the years ended December 31, 2020, 2019 and 2018, the Company repurchased 2.0 million, 4.0 million and 10.2 million shares, respectively, of its common stock for $193.6 million, $334.5 million and $750.0 million, respectively, pursuant to the repurchase programs described above. As of December 31, 2020, the Company had $571.9 million available for future purchases of shares under the current repurchase program.

The board of directors authorized the retirement of all the outstanding shares of its treasury stock as of each of December 31, 2020, 2019 and 2018. The retired shares were returned to the number of authorized but unissued shares of the Company's common stock, and the retirement was recorded to additional paid-in capital.

15. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the years ended December 31, 2020 and 2019 (in thousands):

	Foreign Currency Translation	Net Unrealized Gains on Investments	Total
Balance as of January 1, 2019	$(51,904)	$2,992	$(48,912)
Other comprehensive (loss) income	(1,020)	4,788	3,768
Balance as of December 31, 2019	(52,924)	7,780	(45,144)
Other comprehensive income	19,629	5,314	24,943
Balance as of December 31, 2020	$(33,295)	$13,094	$(20,201)

Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the years ended December 31, 2020 and 2019.

16. Revenue from Contracts with Customers

The Company sells its services through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. The following table summarizes revenue by geography included in the Company’s consolidated statements of income for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
U.S.	$1,777,435	$1,694,211	$1,683,272
International	1,420,714	1,199,406	1,031,202
Total revenue	$3,198,149	$2,893,617	$2,714,474

While the Company sells its services through a geographically dispersed sales force, it manages its customer relationships in two divisions: the Web Division and the Media and Carrier Division. Revenue by division is a customer-focused reporting view that reflects revenue from customers that are managed by the division. Customers are assigned to a division for relationship management purposes according to their predominant purchasing activity; however, customers may purchase solutions managed by the other division as well. The following table summarizes revenue by division included in the Company’s consolidated statements of income for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Web Division	$1,666,305	$1,556,252	$1,439,772
Media and Carrier Division	1,531,844	1,337,365	1,274,702
Total revenue	$3,198,149	$2,893,617	$2,714,474

As the purchasing patterns and required account expertise of customers change over time, the Company may reassign a customer from one division to another. In 2020, the Company reassigned some customers between the Media and Carrier Division and the Web Division and revised historical results in order to reflect the most recent categorization and to provide a comparable view for all periods presented.

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

During the years ended December 31, 2020 and 2019, the Company recognized $69.9 million and $64.1 million of revenue that was included in deferred revenue as of December 31, 2019 and 2018, respectively.

As of December 31, 2020, the aggregate amount of remaining performance obligations from contracts with customers was $2.9 billion. The Company expects to recognize approximately 70% of its remaining performance obligations as revenue over the next 12 months, with the remaining recognized thereafter. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration such as usage-based contracts with no committed contract as well as anticipated contract renewals.

17. Employee Benefit Plan

The Company has established a savings plan for its employees that is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to this plan through payroll deductions within statutory and plan limits. The Company contributed approximately $17.5 million, $16.6 million and $16.7 million of cash to the savings plan for the years ended December 31, 2020, 2019 and 2018, respectively, under a matching program.

18. Stock-Based Compensation

Equity Plans

In May 2013, the Company's stockholders approved the Akamai Technologies, Inc. 2013 Stock Incentive Plan (as amended in 2015, 2017 and 2019, the "2013 Plan"). The 2013 Plan replaced the Akamai Technologies, Inc. 2009 Stock Incentive Plan (the "2009 Plan"), which in turn replaced the Akamai Technologies, Inc. 2006 Stock Incentive Plan, the Akamai Technologies, Inc. 2001 Stock Incentive Plan and the Akamai Technologies, Inc. 1998 Stock Incentive Plan (together with the 2009 Plan, the "Previous Plans"). The Company no longer issues equity awards under the Previous Plans, and they solely exist to satisfy outstanding equity awards previously granted under those plans. The 2013 Plan allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards up to 21.5 million shares of common stock to employees, officers, directors, consultants and advisers of the Company. Additionally, the Company may grant up to 3.8 million shares of common stock thereunder that were available for grant under the 2009 Plan immediately prior to stockholder approval of the 2013 Plan. Any shares of common stock that are currently outstanding under the Previous Plans that are terminated, canceled, surrendered or forfeited will become available to grant under the 2013 Plan. As of December 31, 2020, the Company had reserved approximately 6.5 million shares of common stock available for future issuance of equity awards under the 2013 Plan.

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

The 1999 Employee Stock Purchase Plan ("1999 ESPP") permits eligible employees to purchase up to 1.5 million shares each June 1 and December 1, provided that the aggregate number of shares issued shall not exceed 20.0 million. The 1999 ESPP allows participants to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. During the years ended December 31, 2020, 2019 and 2018, the Company issued 0.7 million, 0.9 million and 1.0 million shares under the 1999 ESPP, respectively, with a weighted average purchase price per share of $80.71, $61.04 and $52.04, respectively. Total cash proceeds from the purchase of shares under the 1999 ESPP in the years ended December 31, 2020, 2019 and 2018 were $58.4 million, $53.7 million and $50.7 million, respectively.

As of December 31, 2020, approximately $5.9 million had been withheld from employees for future purchases under the 1999 ESPP.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the Company’s consolidated statements of income for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Cost of revenue	$24,829	$22,479	$21,892
Research and development	48,855	49,685	44,034
Sales and marketing	65,257	62,150	64,373
General and administrative	58,470	52,826	53,514
Total stock-based compensation	197,411	187,140	183,813
Provision for income taxes	(62,153)	(51,177)	(48,502)
Total stock-based compensation, net of taxes	$135,258	$135,963	$135,311

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the years ended December 31, 2020, 2019 and 2018 also include stock-based compensation reflected as a component of amortization of capitalized internal-use software; the additional stock-based compensation was $29.6 million, $30.6 million and $25.2 million, respectively, before taxes.

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

The grant-date fair values of awards granted under the 1999 ESPP during the years ended December 31, 2020, 2019 and 2018 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2020	2019	2018
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.7%	2.3%	1.9%
Expected volatility	30.4%	29.6%	31.2%
Dividend yield	—%	—%	—%

For the years ended December 31, 2020, 2019 and 2018, the weighted average fair value of awards granted under the 1999 ESPP was $32.30 per share, $20.90 per share and $15.29 per share, respectively.

As of December 31, 2020, total pre-tax unrecognized compensation cost for stock options, restricted stock units, deferred stock units and shares of common stock issued under the 1999 ESPP was $274.5 million. The expense is expected to be recognized through 2024 over a weighted average period of 1.6 years.

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2020:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	20	$26.23
Exercised	(14)	32.85
Outstanding at December 31, 2020	6	$11.60	1.09	$595
Exercisable at December 31, 2020	6	$11.60	1.09	$595
Vested or expected to vest December 31, 2020	6	$11.60	1.09	$595

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $1.0 million, $3.9 million and $8.2 million, respectively. The total fair value of options vested for the years ended December 31, 2020 and 2019 was insignificant.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $104.99 on December 31, 2020, that would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date. The total number of shares issuable upon the exercise of “in-the-money” options exercisable as of December 31, 2020 was 6,371.

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

The following table summarizes the DSU activity for the year ended December 31, 2020:

	Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	99	$57.50
Granted	24	100.58
Vested and distributed	(9)	76.62
Outstanding at December 31, 2020	114	$65.09

The total pre-tax intrinsic value of DSUs that were vested and distributed during the years ended December 31, 2020, 2019 and 2018 was $0.9 million, $7.7 million and $3.0 million, respectively. The total fair value of DSUs that were vested and distributed during the years ended December 31, 2020, 2019 and 2018 was $0.7 million, $4.9 million and $1.8 million, respectively. The grant-date fair value is calculated based upon the Company’s closing stock price on the date of grant. As of December 31, 2020, 23,908 DSUs were unvested, with an aggregate intrinsic value of approximately $2.5 million and a weighted average remaining contractual life of approximately 0.3 years. These units are expected to vest in May 2021.

Restricted Stock Units

The following table summarizes the different types of restricted stock units ("RSUs") granted by the Company during the year ended December 31, 2020 (in thousands):

December 31, 2020
RSUs with service-based vesting conditions	2,223
RSUs with market-based vesting conditions	91
RSUs with performance-based vesting conditions	396
Total	2,710

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

The Company uses the Monte Carlo simulation model to determine the fair value of the Company's RSUs based on TSR. This model requires the input of assumptions, including the estimated term of each award, the risk-free interest rate, historical stock price volatility of the Company's shares and historical stock price volatility of peer-company shares. The grant-date fair values of the TSR-based RSUs granted during the years ended December 31, 2020, 2019 and 2018 were estimated using a Monte Carlo simulation model with the following assumptions:

	2020	2019	2018
Expected term (in years)	3.0	3.0	3.0
Risk-free interest rate	0.7%	2.5%	2.3%
Akamai historical share price volatility	28.2%	32.8%	35.5%
Average volatility of peer-company share price	28.9%	27.0%	26.3%

For the years ended December 31, 2020, 2019 and 2018, management measured compensation expense for performance-based RSUs based upon a review of the Company’s expected achievement against specified financial performance targets. Such compensation cost is being recorded using a graded-vesting method for each series of grants of performance-based RSUs, to the extent management has deemed that such awards are probable of vesting based upon the expected achievement against the specified targets. On a periodic basis, management reviews the Company’s expected performance and adjusts the compensation cost, if needed, at such time.

The following table summarizes the RSU activity for the year ended December 31, 2020:

	Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	5,073	$70.43
Granted	2,710	92.42
Vested	(2,881)	69.04
Forfeited	(346)	75.55
Outstanding at December 31, 2020	4,556	$83.96

The total pre-tax intrinsic value of RSUs that vested during the years ended December 31, 2020, 2019 and 2018 was $192.5 million, $189.4 million and $173.6 million, respectively. The total fair value of RSUs that vested during the years ended December 31, 2020, 2019 and 2018 was $198.9 million, $195.5 million and $178.3 million, respectively. The grant-date fair value of each RSU is calculated based upon the Company’s closing stock price on the date of grant. As of December 31, 2020, 4.6 million RSUs were outstanding and unvested, with an aggregate intrinsic value of $478.5 million and a weighted average remaining vesting period of approximately 1.5 years. These RSUs are expected to vest on various dates through 2024.

19. Income Taxes

The components of income before provision for income taxes were as follows for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
U.S.	$45,074	$24,253	$(27,379)
Foreign	571,008	508,228	370,468
Income before provision for income taxes	$616,082	$532,481	$343,089

The provision for income taxes consisted of the following for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Current tax (benefit) provision:
Federal	$(1,765)	$(22,704)	$(29,982)
State	5,346	3,835	8,085
Foreign	76,162	71,286	64,274
Deferred tax (benefit) provision:
Federal	(19,845)	(13,987)	5,954
State	(14,509)	(12,212)	701
Foreign	(6,023)	4,968	(7,140)
Change in valuation allowance	6,556	22,164	2,824
Total	$45,922	$53,350	$44,716

The Company’s effective tax rate differed from the U.S. federal statutory tax rate as follows for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
U.S. federal income tax rate	21.0%	21.0%	21.0%
State taxes	1.0	1.0	1.2
Stock-based compensation	(0.6)	0.3	1.0
U.S. federal, state and foreign research and development credits	(4.4)	(6.0)	(7.6)
Foreign earnings	(7.7)	(6.1)	(6.0)
Nondeductible (nontaxable) foreign items	(0.4)	0.7	0.4
Impact of U.S. Tax Cuts and Jobs Act, net	—	—	(0.8)
Release of uncertain tax position reserve	(0.9)	(5.9)	(1.9)
Intercompany sale of intellectual property	0.2	1.9	3.3
Valuation allowance	1.1	4.2	0.8
Other	(1.8)	(1.1)	1.6
	7.5%	10.0%	13.0%

The components of the net deferred tax assets and liabilities and the related valuation allowance as of December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Accrued bonus	$25,480	$25,487
Deferred revenue	11,146	3,874
Operating lease liability	141,212	147,375
Stock-based compensation	23,629	20,606
NOLs	25,255	25,851
Unrealized losses	—	1,529
Tax credit carryforwards	110,254	87,305
Convertible senior notes interest	20,953	22,506
Other	11,531	12,501
Deferred tax assets	369,460	347,034
Depreciation and amortization	(6,974)	(16,896)
Acquired intangible assets	(59,128)	(51,758)
Operating lease right-of-use asset	(127,524)	(132,949)
Deferred commissions	(14,952)	(14,843)
Internal-use software development costs capitalized	(58,820)	(57,201)
Deferred tax liabilities	(267,398)	(273,647)
Valuation allowance	(32,602)	(26,046)
Net deferred tax assets	$69,460	$47,341

Valuation allowances will be recognized on deferred tax assets if it is more-likely-than-not that some or all of the deferred tax assets will not be utilized. In measuring deferred tax assets, the Company considers all available evidence, both positive and negative, to determine whether a valuation allowance is needed. As of December 31, 2020, the Company recorded a $32.6 million valuation allowance against deferred tax assets related to tax credits and state and foreign NOLs in which it is more-likely-than-not that such attributes will expire prior to utilization. The change in the valuation allowance during 2020 was $6.6 million.

The table below summarizes the Company's NOL and tax credit carryforwards in federal, state and foreign jurisdictions as of December 31, 2020 and 2019 (in thousands, except for years):

	2020	2019	Expirations at Various Dates Through:
NOL carryforwards:
Federal	$59,200	$87,500	2037
State	24,800	20,500	2040
Foreign	40,800	11,600	—
Federal and state research and development tax credit and other credit carryforwards	132,800	88,570	2034

The Company's U.S. federal and state NOL carryforwards relate to acquisitions completed in 2019, 2017 and 2012. Foreign NOL carryforwards relate to losses due to the difference in local tax laws.

As of December 31, 2020, accumulated earnings outside the U.S. totaled $985.7 million, the majority of which have been taxed due to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings and the tax on global intangible low taxed income required by the U.S. Tax Cuts and Jobs Act ("TCJA"). No provision for U.S. income and foreign withholding taxes has been provided for any remaining undistributed foreign earnings not subject to tax under the TCJA, or any additional basis differences inherent in these entities, as these amounts continue to be indefinitely reinvested. Determination of the amount of the unrecognized deferred tax liability on outside basis differences is not practicable because of the complexity of laws and regulations, the varying tax treatment of alternative repatriation scenarios and the variation due to multiple potential assumptions relating to the timing of any future repatriation.

The following is a roll forward of the Company’s unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Balance at beginning of year	$27,359	$64,892	$85,845
Gross increases – tax positions of prior periods	2,539	74	2,704
Gross increases – current period tax positions	1,946	2,006	3,021
Gross decreases – tax positions of prior periods	(3,540)	(5,201)	(15,287)
Gross decreases – lapse of applicable statute of limitations	(4,199)	(28,672)	(6,186)
Gross decreases – settlements	—	(5,740)	(5,205)
Balance at end of year	$24,105	$27,359	$64,892

As of December 31, 2020, 2019 and 2018, the Company had $29.5 million, $32.6 million and $67.8 million of unrecognized tax benefits, respectively. Total interest and penalties for unrecognized tax benefits include $7.7 million, $7.8 million and $11.8 million as of December 31, 2020, 2019 and 2018, respectively. Interest and penalties related to unrecognized tax benefits are recorded in the provision for income taxes and were $1.2 million, $1.1 million and $1.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate is approximately $29.5 million.

As of December 31, 2020, it is reasonably possible that $9.6 million of unrecognized tax benefits may be recognized within the next 12 months due to the expiration of local statutes of limitations. Certain U.S. state and foreign income tax returns from 2011 through 2019 are currently under audit. The Company has reserved for those positions that are not more-likely-than-not to be sustained.

The Company is also involved in litigation related to certain adverse audit determinations. In the second quarter of 2018, the Company filed an appeal with the Massachusetts Appellate Tax Board contesting the adverse audit findings related to certain tax benefits and exemptions. The appeal hearing was held in late 2019. In July 2020, the Massachusetts Appellate Tax Board ruled in the Company's favor; however the decision is eligible for appeal by the Massachusetts Department of Revenue. The Company has determined that it is more-likely-than-not that it will prevail, and no reserve has been recorded related to these controversies. However, over the next 12 months, the Company's current assumptions and positions could change based on potential appeal decisions and other events impacting its analysis. Such events, if resolved unfavorably, could significantly impact the Company’s effective income tax rate and results of operations. The Company has estimated that an adverse ruling related to its Massachusetts controversy could result in an gross income tax charge of approximately $41.0 million, which could be partially offset by certain state tax credits of $27.0 million which are not currently benefited as a result of the Company's valuation allowance assessment.

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

The following table sets forth the components used in the computation of basic and diluted net income per share for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per share data):

	2020	2019	2018
Numerator:
Net income	$557,054	$478,035	$298,373
Denominator:
Shares used for basic net income per share	162,490	162,706	167,312
Effect of dilutive securities:
Stock options	31	68	132
RSUs and DSUs	1,819	1,799	1,744
Convertible senior notes	873	—	—
Warrants related to issuance of convertible senior notes	—	—	—
Shares used for diluted net income per share	165,213	164,573	169,188
Basic net income per share	$3.43	$2.94	$1.78
Diluted net income per share	$3.37	$2.90	$1.76

For the years ended December 31, 2020, 2019 and 2018, certain potential outstanding shares from stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Service-based RSUs	591	763	899
Market-and performance-based RSUs	1,409	1,349	1,509
Convertible senior notes	12,922	21,991	19,797
Warrants related to issuance of convertible senior notes	21,991	21,991	19,797
Total shares excluded from computation	36,913	46,094	42,002

21. Akamai Foundation

The Akamai Foundation is a private non-profit organization founded by certain current and former employees of the Company in 2000 (the “Foundation”). The Company has the right to appoint the directors of the Foundation, but receives no economic benefit from the Foundation’s initiatives, therefore the Foundation is not consolidated. The Foundation's initiatives are to support youth education, with a focus on mathematics and science, as well as other charitable causes. In 2020, the Foundation expanded its initiatives to include supporting increased diversity in the technology industry. In 2018, the Company contributed $50.0 million to establish a permanent endowment for the Foundation. In 2020, the Company contributed an additional $20.0 million in support of the Foundation's expanded initiatives. These expenses are included in general and administrative expenses in the consolidated statements of income in the years in which they were contributed.

22. Segment and Geographic Information

The Company’s chief operating decision-maker is the chief executive officer and the executive management team. As of December 31, 2020, the Company operated in one industry segment: providing cloud services for securing, delivering and optimizing content and business applications over the internet. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief executive officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate divisions and does not have separate operating or reportable segments.

The Company deploys its servers into networks worldwide. As of December 31, 2020, the Company had approximately $572.4 million and $487.2 million of net property and equipment, excluding internal-use software, located in the U.S. and foreign locations, respectively. As of December 31, 2019, the Company had approximately $482.7 million and $303.7 million of net property and equipment, excluding internal-use software, located in the U.S. and foreign locations, respectively. As of December 31, 2020, the Company had approximately $612.0 million and $182.0 million of operating lease right-of-use assets located in the U.S. and foreign locations, respectively. As of December 31, 2019, the Company had approximately $597.9 million and $160.6 million of operating lease right-of-use assets located in the U.S. and foreign locations, respectively.

The Company sells its services and licenses through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated and was $1,420.7 million, $1,199.4 million and $1,031.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period.

23. Quarterly Financial Results (unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2020:
Revenue	$764,302	$794,715	$792,845	$846,287
Cost of revenue (exclusive of amortization of acquired intangible assets)	268,582	276,804	283,439	303,847
Net income	123,146	161,915	158,623	113,370
Basic net income per share	0.76	1.00	0.97	0.70
Diluted net income per share	0.75	0.98	0.95	0.68
Year ended December 31, 2019:
Revenue	$706,508	$705,074	$709,912	$772,123
Cost of revenue (exclusive of amortization of acquired intangible assets)	240,743	242,193	246,938	257,750
Net income	107,130	113,915	137,890	119,100
Basic net income per share	0.66	0.70	0.85	0.74
Diluted net income per share	0.65	0.69	0.84	0.73

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework 2013.

Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2021 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Delinquent Section 16(a) Reports” and “Corporate Governance Highlights” and is incorporated by reference herein.

Our executive officers and directors and their positions as of February 26, 2021, are as follows:

Name	Position
F. Thomson Leighton	Chief Executive Officer and Director (Principal Executive Officer)
Edward McGowan	Chief Financial Officer (Principal Financial and Accounting Officer)
Aaron Ahola	Executive Vice President and General Counsel
Robert Blumofe	Executive Vice President Platform and GM Enterprise Division
Monique Bonner	Executive Vice President and Chief Marketing Officer
Adam Karon	Executive Vice President and GM Media and Carrier Divisions
Rick McConnell	President and GM Web Division
Mani Sundaram	Executive Vice President Global Services and Support and Chief Information Officer
Anthony Williams	Executive Vice President and Chief Human Resources Officer
Marianne Brown	Director
Monte Ford	Director
Jill Greenthal	Director
Daniel Hesse	Director
Tom Killalea	Director
Jonathan Miller	Director
Madhu Ranganathan	Director
Frederic Salerno	Director
Bernardus Verwaayen	Director
William Wagner	Director

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

Item 11. Executive Compensation

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2021 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Corporate Governance Highlights,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2021 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2021 Annual Meeting of Stockholders under the sections captioned “Certain Relationships and Related Party Transactions; Code of Ethics; Interest in Annual Meeting Matters,” “Corporate Governance Highlights” and “Compensation Committee Interlocks and Insider Participation.”

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2021 Annual Meeting of Stockholders under the section captioned “Ratification of Selection of Independent Auditors.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)Documents Filed as Part of this Annual Report on Form 10-K

1.Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2020 and 2019
•Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Stockholders' Equity for the years ended December 31, 2020, 2019 and 2018
•Notes to Consolidated Financial Statements

2.Financial Statement Schedules

Financial statements schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

(b)Exhibits

EXHIBIT INDEX

3.1(A)	Amended and Restated Certificate of Incorporation of Akamai Technologies, Inc., as amended

3.2(B)	Amended and Restated Bylaws of Akamai Technologies, Inc., as amended

4.1(C)	Specimen common stock certificate

4.2(D)	Indenture (including form of Notes) with respect to Akamai’s 0.125% Convertible Senior Notes due 2025, dated as of May 21, 2018, between Akamai and U.S. Bank National Association, as trustee

4.3(E)
Indenture (including form of Notes) with respect to the Registrant’s 0.375% Convertible Senior Notes due September 1, 2027, dated as of August 16, 2019, between the Registrant and U.S. Bank National Association, as trustee

4.4(B)	Description of Registrant's Securities Registered Under Section 12 of the Exchange Act

10.1(F)@	Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.2(G)@	Amendment to Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.3(H)@	2009 Akamai Technologies, Inc. Stock Incentive Plan

10.4(I)@	2013 Akamai Technologies, Inc. Stock Incentive Plan, as amended

10.5(J)	Blaze Software Inc. Stock Option Plan

10.6(K)	Cotendo, Inc. Amended and Restated 2008 Stock Plan

10.7(L)@	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan, as amended (time vesting)

10.8(M)@	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan (performance vesting)

10.9(M)@	Form of Stock Option Agreement for use under the 2013 Stock Incentive Plan

10.10(M)	Form of Deferred Stock Unit Agreement for use under the 2013 Stock Incentive Plan

10.11(N)@	Form of Performance-Based Vesting Restricted Stock Unit Agreement with Retirement Provision

10.12(O)@	Non-Employee Director Compensation Plan

10.13 (L)@	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan (2019)

10.14@	Summary of the Registrant’s Compensatory Arrangements with Executive Officers

10.15(P)@	Form Executive Bonus Plan

10.16(R)@	Akamai Technologies, Inc. Executive Severance Pay Plan, as amended

10.17(S)@	Form of Executive Change in Control and Severance Agreement

10.18(T)@	Akamai Technologies, Inc. Policy on Departing Director Compensation

10.19(U)@	Akamai Technologies, Inc. U.S. Non-Qualified Deferred Compensation Plan

10.20(V)@	Employment Letter Agreement between the Registrant and F. Thomson Leighton dated February 25, 2013

10.21(S)@	Amendment to Employment Letter Agreement between the Registrant and F. Thomson Leighton dated November 12, 2015

10.22(W)	Indenture of Lease for 145 Broadway, Cambridge, Massachusetts dated November 7, 2016

10.23(W)	Must-Take Premises and Right of First Offer Agreement among the Registrant, Boston Properties Limited Partnership and the Trustees of Ten Cambridge Center Trust dated November 7, 2016

10.24(X)	150 Broadway Real Property Lease Dated December 20, 2017

10.25(Y)†	Exclusive Patent and Non-Exclusive Copyright License Agreement, dated as of October 26, 1998, between the Registrant and Massachusetts Institute of Technology

10.26(Z)
Credit Agreement by and among Akamai Technologies, Inc., the financial institutions identified therein as lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents and arrangers party thereto, dated May 10, 2018.

10.27(D)	Form of Call Option Confirmation between Akamai and each Option Counterparty

10.28(D)	Form of Warrant Confirmation between Akamai and each Option Counterparty

10.29(E)	Form of Call Option Confirmation between the Registrant and each Option Counterparty

10.30(E)	Form of Warrant Confirmation between the Registrant and each Option Counterparty

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.INS)
________________
(A)Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 18884226) filed with the Commission on June 6, 2018.
(B)Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 20670264) filed with the Commission on February 28, 2020.
(C)Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended, filed with the Commission on October 13, 1999.
(D)    Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 18852548) filed with the Commission on May 22, 2018.
(E)     Incorporated by reference to the Registration's Current Report on Form 8-K (File No. 000-27275, 191033874) filed with the Commission on August 16, 2019.
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
(H)    Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 11865051) filed with the Commission on May 23, 2011.
(I)    Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 19835721) filed with the Commission on May 17, 2019.
(J)     Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on February 29, 2012.
(K)    Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 14, 2012.
(L)    Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 19810440) filed with the Commission on May 9, 2019.
(M)    Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-27275, 131025074) filed with the Commission on August 9, 2013.
(N)    Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 15585212) filed with the Commission on February 6, 2015.
(O)    Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 191009630) filed with the Commission on August 8, 2019.
(P)    Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 21665537) filed with the Commission on February 23, 2021.
(Q)    Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 19810440) filed with the Commission on May 9, 2019.
(R)    Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 191132693) filed with the Commission on October 2, 2019.
(S)    Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 151238671) filed with the Commission on November 17, 2015.
(T)    Incorporated by reference to the Registrant's Annual Report on form 10-K (File No. 000-27275, 17647667) filed with the Commission on February 28, 2017.

(U)    Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-27275, 15850176) filed with the Commission on May 11, 2015.
(V)    Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-27275, 13657899) filed with the Commission on March 1, 2013.
(W)    Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 161988699) filed with the Commission on November 10, 2016.
(X)    Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-27275, 18654889) filed with the Commission on March 1, 2018.
(Y)    Incorporated by reference to the Registrant's Registration Statement on Form S-1/A filed with the Commission on October 28, 1999.
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

(c)Not applicable.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2021	AKAMAI TECHNOLOGIES, INC.

	By:	/s/ EDWARD MCGOWAN
Edward McGowan Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. THOMSON LEIGHTON	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2021
F. Thomson Leighton

/s/ EDWARD MCGOWAN	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2021
Edward McGowan

/s/ MARIANNE BROWN	Director	February 26, 2021
Marianne Brown

/s/ MONTE E. FORD	Director	February 26, 2021
Monte E. Ford

/s/ JILL A. GREENTHAL	Director	February 26, 2021
Jill A. Greenthal

/s/ DANIEL R. HESSE	Director	February 26, 2021
Daniel R. Hesse

/s/ PETER T. KILLALEA	Director	February 26, 2021
Peter T. Killalea

/s/ JONATHAN F. MILLER	Director	February 26, 2021
Jonathan F. Miller

/s/ MADHU RANGANATHAN	Director	February 26, 2021
Madhu Ranganathan

/s/ FREDERIC V. SALERNO	Director	February 26, 2021
Frederic V. Salerno

/s/ BERNARDUS VERWAAYEN	Director	February 26, 2021
Bernardus Verwaayen

/s/ WILLIAM R. WAGNER	Director	February 26, 2021
William R. Wagner