Form 10-Q
period 2021-03-31
AKAMAI TECHNOLOGIES INC
filed 2021-05-07
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-27275
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 4, 2021: 162,991,685

Table of Content
AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

Table of Content
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data) (unaudited)	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$456,799	$352,917
Marketable securities	831,260	745,156
Accounts receivable, net of reserves of $1,654 and $1,822 at March 31, 2021, and December 31, 2020, respectively	666,536	660,052
Prepaid expenses and other current assets	206,807	171,406
Total current assets	2,161,402	1,929,531
Marketable securities	1,165,573	1,398,802
Property and equipment, net	1,511,393	1,478,272
Operating lease right-of-use assets	825,944	793,945
Acquired intangible assets, net	227,436	234,724
Goodwill	1,682,093	1,674,371
Deferred income tax assets	103,433	106,918
Other assets	140,646	147,567
Total assets	$7,817,920	$7,764,130

Table of Content
AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS, continued

(in thousands, except share data) (unaudited)	March 31, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,462	$118,546
Accrued expenses	309,894	380,468
Deferred revenue	102,525	76,600
Operating lease liabilities	156,656	154,801
Other current liabilities	26,594	27,755
Total current liabilities	715,131	758,170
Deferred revenue	4,076	5,262
Deferred income tax liabilities	35,115	37,458
Convertible senior notes	1,923,829	1,906,707
Operating lease liabilities	733,544	715,404
Other liabilities	84,862	89,833
Total liabilities	3,496,557	3,512,834
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 163,837,904 shares issued and 163,245,941 shares outstanding at March 31, 2021, and 162,709,720 shares issued and outstanding at December 31, 2020	1,638	1,627
Additional paid-in capital	3,664,568	3,664,820
Accumulated other comprehensive loss	(47,347)	(20,201)
Treasury stock, at cost, 591,963 shares at March 31, 2021, and no shares at December 31, 2020	(58,241)	—
Retained earnings	760,745	605,050
Total stockholders’ equity	4,321,363	4,251,296
Total liabilities and stockholders’ equity	$7,817,920	$7,764,130

The accompanying notes are an integral part of the consolidated financial statements.

Table of Content
AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
(in thousands, except per share data) (unaudited)	2021	2020
Revenue	$842,708	$764,302
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	306,687	268,582
Research and development	82,045	71,224
Sales and marketing	116,354	123,786
General and administrative	136,715	127,361
Amortization of acquired intangible assets	11,427	10,434
Restructuring charge	7,116	10,585
Total costs and operating expenses	660,344	611,972
Income from operations	182,364	152,330
Interest income	4,578	7,043
Interest expense	(17,834)	(17,205)
Other expense, net	(817)	(4,108)
Income before provision for income taxes	168,291	138,060
Provision for income taxes	(11,898)	(14,292)
Loss from equity method investment	(698)	(622)
Net income	$155,695	$123,146
Net income per share:
Basic	$0.95	$0.76
Diluted	$0.94	$0.75
Shares used in per share calculations:
Basic	163,061	161,992
Diluted	165,688	163,684

The accompanying notes are an integral part of the consolidated financial statements.

Table of Content
AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(in thousands) (unaudited)	2021	2020
Net income	$155,695	$123,146
Other comprehensive loss:
Foreign currency translation adjustments	(24,265)	(26,277)
Change in unrealized loss on investments, net of income tax benefit of $937 and $1,465 for the three months ended March 31, 2021 and 2020, respectively	(2,881)	(7,574)
Other comprehensive loss	(27,146)	(33,851)
Comprehensive income	$128,549	$89,295

The accompanying notes are an integral part of the consolidated financial statements.

Table of Content
AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(in thousands) (unaudited)	2021	2020
Cash flows from operating activities:
Net income	$155,695	$123,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,471	116,208
Stock-based compensation	54,305	47,493
Provision (benefit) for deferred income taxes	1,764	(2,888)
Amortization of debt discount and issuance costs	16,257	15,633
Other non-cash reconciling items, net	1,226	12,052
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(15,580)	(73,913)
Prepaid expenses and other current assets	(35,388)	(10,434)
Accounts payable and accrued expenses	(72,986)	(27,458)
Deferred revenue	25,439	26,989
Other current liabilities	(716)	928
Other non-current assets and liabilities	(11,694)	(4,513)
Net cash provided by operating activities	249,793	223,243
Cash flows from investing activities:
Cash (paid) received for business acquisitions, net of cash acquired	(15,638)	106
Cash paid for asset acquisition	—	(36,376)
Purchases of property and equipment	(87,222)	(141,095)
Capitalization of internal-use software development costs	(77,497)	(74,334)
Purchases of short- and long-term marketable securities	(90,279)	(389,779)
Proceeds from sales of short- and long-term marketable securities	7,154	1,179
Proceeds from maturities of short- and long-term marketable securities	226,995	529,637
Other non-current assets and liabilities	179	(76)
Net cash used in investing activities	(36,308)	(110,738)
Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock plans	21,410	19,546
Employee taxes paid related to net share settlement of stock-based awards	(63,946)	(50,835)
Repurchases of common stock	(58,241)	(80,550)
Net cash used in financing activities	(100,777)	(111,839)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(7,151)	(8,983)
Net increase (decrease) in cash, cash equivalents and restricted cash	105,557	(8,317)
Cash, cash equivalents and restricted cash at beginning of period	353,466	394,146
Cash, cash equivalents and restricted cash at end of period	$459,023	$385,829

Table of Content
AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Three Months Ended March 31,
(in thousands) (unaudited)	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received of $1,846 and $1,204 for the three months ended March 31, 2021 and 2020, respectively	$17,736	$21,440
Cash paid for interest expense	2,156	2,360
Cash paid for operating lease liabilities	63,673	47,066
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	82,125	31,050
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	60,193	22,874
Capitalization of stock-based compensation	9,459	8,722

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$456,799	$384,103
Restricted cash	2,224	1,726
Cash, cash equivalents and restricted cash	$459,023	$385,829

The accompanying notes are an integral part of the consolidated financial statements.

Table of Content
AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended March 31, 2021
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2021	162,709,720	$1,627	$3,664,820	$(20,201)	$—	$605,050	$4,251,296
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,128,184	11	(64,017)				(64,006)
Stock-based compensation			63,765				63,765
Repurchases of common stock	(591,963)				(58,241)		(58,241)
Net income						155,695	155,695
Foreign currency translation adjustment				(24,265)			(24,265)
Change in unrealized loss on investments, net of tax				(2,881)			(2,881)
Balance at March 31, 2021	163,245,941	$1,638	$3,664,568	$(47,347)	$(58,241)	$760,745	$4,321,363

	Three Months Ended March 31, 2020
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance as of January 1, 2020	162,000,843	$1,620	$3,653,486	$(45,144)	$—	$47,996	$3,657,958
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,047,040	11	(50,711)				(50,700)
Stock-based compensation			56,215				56,215
Repurchases of common stock	(871,294)				(80,550)		(80,550)
Net income						123,146	123,146
Foreign currency translation adjustment				(26,277)			(26,277)
Change in unrealized loss on investments, net of tax				(7,574)			(7,574)
Balance as of March 31, 2020	162,176,589	$1,631	$3,658,990	$(78,995)	$(80,550)	$171,142	$3,672,218

The accompanying notes are an integral part of the consolidated financial statements.

Table of Content
AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides solutions for protecting and delivering content and business applications over the internet. Its globally-distributed platform is comprised of more than 325,000 servers in over 130 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company currently operates in one industry segment: providing cloud services for delivering, optimizing and securing content and business applications over the internet.

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed in, or omitted from, these interim financial statements. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 26, 2021. The December 31, 2020 consolidated balance sheet included herein is derived from the Company's audited consolidated financial statements.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued guidance that is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. This guidance will be effective for the Company on January 1, 2022. The Company is evaluating the potential impact of adopting this new accounting guidance on its consolidated financial statements related to the accounting for convertible debt arrangements.

Table of Content
2. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of March 31, 2021 and December 31, 2020 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of March 31, 2021
Commercial paper	$51,962	$8	$(2)	$51,968	$51,968	$—
Corporate bonds	1,525,643	6,535	(953)	1,531,225	677,111	854,114
U.S. government agency obligations	392,396	185	(106)	392,475	101,745	290,730
	$1,970,001	$6,728	$(1,061)	$1,975,668	$830,824	$1,144,844

As of December 31, 2020
Commercial paper	$46,931	$13	$(8)	$46,936	$46,936	$—
Corporate bonds	1,628,462	9,482	(262)	1,637,682	607,403	1,030,279
Municipal securities	3,495	—	(6)	3,489	—	3,489
U.S. government agency obligations	435,653	329	(63)	435,919	89,951	345,968
	$2,114,541	$9,824	$(339)	$2,124,026	$744,290	$1,379,736

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

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the consolidated statements of income. As of March 31, 2021, the Company did not hold for investment any corporate bonds that were classified as available-for-sale marketable securities that had been in a continuous unrealized loss position for more than 12 months.

Table of Content

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets as of March 31, 2021 and December 31, 2020 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
As of March 31, 2021
Cash Equivalents and Marketable Securities:
Money market funds	$92,107	$92,107	$—
Commercial paper	51,968	—	51,968
Corporate bonds	1,531,225	—	1,531,225
U.S. government agency obligations	392,475	—	392,475
Mutual funds	21,165	21,165	—
	$2,088,940	$113,272	$1,975,668

As of December 31, 2020
Cash Equivalents and Marketable Securities:
Money market funds	$74,417	$74,417	$—
Commercial paper	75,785	—	75,785
Corporate bonds	1,637,682	—	1,637,682
Municipal securities	3,489	—	3,489
U.S. government agency obligations	435,919	—	435,919
Mutual funds	19,932	19,932	—
	$2,247,224	$94,349	$2,152,875

As of March 31, 2021 and December 31, 2020, the Company grouped money market funds and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of March 31, 2021 and December 31, 2020, the Company grouped commercial paper, U.S. government agency obligations, corporate bonds and municipal securities using a Level 2 valuation because quoted prices for similar assets in active markets (or identical assets in an inactive market) are available. The Company did not have any transfers of assets between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2021.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021	December 31, 2020
Due in 1 year or less	$830,824	$744,290
Due after 1 year through 5 years	1,144,844	1,379,736
	$1,975,668	$2,124,026

Table of Content
3. Accounts Receivable

Net accounts receivable consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Trade accounts receivable	$480,924	$473,474
Unbilled accounts receivable	187,266	188,400
Gross accounts receivable	668,190	661,874
Allowances for current expected credit losses and other reserves	(1,654)	(1,822)
Accounts receivable, net	$666,536	$660,052

The following table summarizes the activity of the Company's allowance for current expected credit losses and other reserves during the three months ended March 31, 2021 and 2020 (in thousands):

	March 31, 2021	March 31, 2020
Beginning balance	$1,822	$1,880
Charges to income from operations	923	1,752
Collections from customers previously reserved and other	(1,091)	(451)
Ending balance	$1,654	$3,181

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

4. Incremental Costs to Obtain a Contract with a Customer

The following table summarizes the deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Deferred costs included in prepaid and other current assets	$45,273	$54,516
Deferred costs included in other assets	27,513	23,200
Total deferred costs	$72,786	$77,716

During the three months ended March 31, 2021 and 2020, the Company recognized $13.7 million and $14.1 million, respectively, of amortization expense related to deferred costs. During the three months ended March 31, 2021 and 2020, the Company capitalized incremental costs to obtain a contract of $9.9 million and $10.8 million, respectively. Amortization expense related to deferred costs is primarily included in sales and marketing expense in the consolidated statements of income.

Table of Content
5. Acquired Intangible Assets and Goodwill

Acquired intangible assets that are subject to amortization consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$179,213	$(115,581)	$63,632	$172,346	$(111,435)	$60,911
Customer-related intangible assets	354,978	(193,476)	161,502	358,032	(186,733)	171,299
Non-compete agreements	351	(103)	248	373	(77)	296
Trademarks and trade names	7,638	(5,584)	2,054	7,658	(5,440)	2,218
Acquired license rights	490	(490)	—	490	(490)	—
Total	$542,670	$(315,234)	$227,436	$538,899	$(304,175)	$234,724

Aggregate expense related to amortization of acquired intangible assets for the three months ended March 31, 2021 and 2020 was $11.4 million and $10.4 million, respectively. Based on the Company’s acquired intangible assets as of March 31, 2021, aggregate expense related to amortization of acquired intangible assets is expected to be $36.3 million for the remainder of 2021, and $44.3 million, $36.9 million, $29.2 million and $23.7 million for 2022, 2023, 2024 and 2025, respectively.

The change in the carrying amount of goodwill for the three months ended March 31, 2021 was as follows (in thousands):

Balance as of January 1, 2021	$1,674,371
Acquisition of Inverse, Inc.	10,741
Measurement period adjustments related to acquisitions completed in 2020	312
Foreign currency translation	(3,331)
Balance as of March 31, 2021	$1,682,093

The Company tests goodwill for impairment at least annually. Through the date the consolidated financial statements were issued, no triggering events had occurred that would indicate a potential impairment exists.

6. Acquisitions

Inverse

In February 2021, the Company acquired Inverse, Inc. ("Inverse"), a Montreal-based company, for $17.1 million. Inverse provides a data repository and algorithms capable of identifying an expansive universe of the internet of things, mobile and other device types. The acquisition is intended to enhance the Company's enterprise security capabilities and expand its portfolio of zero trust and secure access service edge solutions for the internet of things. The Company allocated $10.7 million of the cost of the acquisition to goodwill and $7.6 million to a technology-related identifiable intangible asset. The acquired goodwill and intangible assets are partially offset by acquired negative working capital balances. The value of the goodwill is primarily attributable to synergies related to the integration of Inverse technology onto the Company's platform as well as a trained technical workforce. The total amount of goodwill related to the acquisition of Inverse expected to be deductible for tax purposes is $10.7 million. The allocation of the purchase price has not been finalized as of the filing of these financial statements.

7. Debt

Convertible Notes – Due 2027

In August 2019, the Company issued $1,150.0 million in par value of convertible senior notes due 2027 (the "2027 Notes"). The 2027 Notes are senior unsecured obligations of the Company, bear regular interest of 0.375%, payable semi-

Table of Content
annually in arrears on March 1 and September 1 of each year and mature on September 1, 2027, unless repurchased or converted in accordance with their terms prior to maturity.

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

The 2027 Notes consisted of the following components as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount and issuance costs, net of amortization	(189,600)	(196,359)
Net carrying amount	$960,400	$953,641

Equity component:	$220,529	$220,529

The estimated fair value of the 2027 Notes at March 31, 2021 and December 31, 2020 was $1,251.6 million and $1,277.8 million, respectively. The fair value was determined based on the quoted price of the 2027 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $101.90 on March 31, 2021, the value of the 2027 Notes if converted to common stock was less than the principal amount of $1,150.0 million.

Table of Content
The Company used $100.0 million of the proceeds from the offering to repurchase shares of its common stock, concurrent with the issuance of the 2027 Notes. The repurchase was made in accordance with a share repurchase program previously approved by the board of directors. Additionally, $127.1 million of the proceeds was used for the net cost of the convertible note hedge and warrant transactions. The net proceeds are intended to be used for working capital, share repurchases, potential acquisitions and strategic transactions and other corporate purposes.

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

Table of Content
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

The 2025 Notes consisted of the following components as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount and issuance costs, net of amortization	(186,571)	(196,934)
Net carrying amount	$963,429	$953,066

Equity component:	$285,225	$285,225

The estimated fair value of the 2025 Notes at March 31, 2021 and December 31, 2020 was $1,388.2 million and $1,422.8 million, respectively. The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $101.90 on March 31, 2021, the value of the 2025 Notes if converted to common stock was more than the principal amount of $1,150.0 million.

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

Table of Content
outstanding under the Credit Agreement, the Company is also obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.075% to 0.15%, with such rate being based on the Company's consolidated leverage ratio specified in the Credit Agreement.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. There were no outstanding borrowings under the Credit Agreement as of March 31, 2021.

Interest Expense

The 2027 Notes bear interest at a fixed rate of 0.375%. The interest is payable semi-annually on March 1 and September 1 of each year. The 2027 Notes have an effective interest rate of 3.1% attributable to the conversion feature. The 2025 Notes bear interest at a fixed rate of 0.125%. The interest is payable semi-annually on May 1 and November 1 of each year. The 2025 Notes have an effective interest rate of 4.26% attributable to the conversion feature. The Company is also obligated to pay ongoing commitment fees under the terms of the Credit Agreement. The following table sets forth total interest expense included in the consolidated statements of income for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Amortization of debt discount and issuance costs	$17,182	$16,555
Coupon interest payable on 2025 Notes	359	359
Coupon interest payable on 2027 Notes	1,078	1,078
Revolving credit facility contractual interest expense	140	135
Capitalization of interest expense	(925)	(922)
Total interest expense	$17,834	$17,205

8. Restructuring

During the fourth quarter of 2020, management committed to an action to restructure certain parts of the Company to better position itself to become more agile in delivering its solutions. As a result, certain headcount reductions were necessary and certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and implemented due to this action. The Company incurred expenses of $30.6 million as part of this action, of which $7.0 million was recognized during the three months ended March 31, 2021. During the three months ended March 31, 2021, the expense comprised of $6.3 million of employee severance and related benefits and $0.7 million of internal-use software charges. The Company does not expect to incur material additional charges related to this action.

During the fourth quarter of 2019, management committed to an action to restructure certain parts of the Company to focus on investments with the potential to accelerate revenue growth. As a result, certain headcount reductions were necessary and certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and implemented due to this action. The Company has incurred restructuring charges of $23.4 million as part of this action, including $8.7 million for lease related assets that were incurred to exit the leased facilities. During the three months ended March 31, 2020, a charge of $10.6 million was incurred related to this action. The Company does not expect any additional charges related to this action.

The Company also recognizes restructuring charges for redundant employees, facilities and contracts associated with completed acquisitions.

Table of Content
The following table summarizes the activity of the Company's restructuring accrual during the three months ended March 31, 2021 (in thousands):

Employee Severance and Related Benefits
Balance as of January 1, 2021	$22,051
Costs incurred	6,452
Cash disbursements	(7,000)
Translation adjustments and other	(395)
Balance as of March 31, 2021	$21,108

9. Stockholders’ Equity

Share Repurchase Program

Effective November 2018, the board of directors of the Company authorized a $1.1 billion share repurchase program through December 2021. During the three months ended March 31, 2021, the Company repurchased 0.6 million shares of its common stock for $58.2 million. The Company's goals for the share repurchase program are to offset the dilution created by its employee equity compensation programs over time and provide the flexibility to return capital to shareholders as business and market conditions warrant.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s consolidated statements of income for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Cost of revenue	$7,096	$5,736
Research and development	18,369	12,065
Sales and marketing	12,478	15,735
General and administrative	16,362	13,957
Total stock-based compensation	54,305	47,493
Provision for income taxes	(13,044)	(12,636)
Total stock-based compensation, net of income taxes	$41,261	$34,857

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the three months ended March 31, 2021 and 2020 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $7.7 million and $7.6 million, respectively, before taxes.

10. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the three months ended March 31, 2021 (in thousands):

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Investments	Total
Balance as of January 1, 2021	$(33,295)	$13,094	$(20,201)
Other comprehensive loss	(24,265)	(2,881)	(27,146)
Balance as of March 31, 2021	$(57,560)	$10,213	$(47,347)

Table of Content

There were no amounts reclassified from accumulated other comprehensive loss to net income for the three months ended March 31, 2021.

11. Revenue from Contracts with Customers

The Company sells its solutions through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. The following table summarizes revenue by geography included in the Company’s consolidated statements of income for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020
U.S.	$463,180	$428,930
International	379,528	335,372
Total revenue	$842,708	$764,302

Leveraging its Intelligent Edge Platform and a global sales organization, the Company offers solutions that are developed and maintained through two groups: the Security Technology Group and the Edge Technology Group. The Security Technology Group includes solutions that are designed to protect business online by keeping infrastructure, websites, applications and users safe, while the Edge Technology Group includes solutions that are designed to enable business online, including media delivery, web performance and edge computing solutions. The following table summarizes revenue by product group included in the Company’s consolidated statements of income for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Security Technology Group	$310,219	$240,300
Edge Technology Group	532,489	524,002
Total revenue	$842,708	$764,302

Most security and content delivery services represent obligations that are satisfied over time as the customer simultaneously receives and consumes the services provided by the Company. Accordingly, the majority of the Company's revenue is recognized over time, generally ratably over the term of the arrangement due to consistent monthly traffic commitments that expire each period. A small percentage of the Company's services are satisfied at a point in time, such as one-time professional services contracts, integration services and most license sales where the primary obligation is delivery of the license at the start of the term. In these cases, revenue is recognized at a point in time of delivery or satisfaction of the performance obligation.

During the three months ended March 31, 2021 and 2020, the Company recognized $43.3 million and $44.2 million of revenue that was included in deferred revenue as of December 31, 2020 and 2019, respectively.

As of March 31, 2021, the aggregate amount of remaining performance obligations from contracts with customers was $2.9 billion. The Company expects to recognize approximately 70% of its remaining performance obligations as revenue over the next 12 months, with the remaining recognized thereafter. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration such as usage-based contracts with no committed contract as well as anticipated renewed contracts. Revenue recognized during each of the three months ended March 31, 2021 and 2020, related to performance obligations satisfied in previous periods was not material.

Table of Content
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

In the second quarter of 2018, the Company filed an appeal with the Massachusetts Appellate Tax Board (“MATB”) contesting adverse audit findings related to certain tax benefits and exemptions. In July 2020, the MATB ruled in the Company’s favor; however, the decision is eligible for appeal by the Massachusetts Department of Revenue. The Company has determined that it is more-likely-than-not that it will ultimately prevail in the event of any such appeal. Accordingly, no reserve has been recorded related to these controversies. The Company has, however, estimated that an adverse ruling could result in a gross income tax charge of approximately $42.0 million, which may be partially offset by certain state tax credits of $29.0 million, which the Company does not currently benefit from as a result of the Company's valuation allowance assessment.

The Company’s effective income tax rate was 7.1% and 10.4% for the three months ended March 31, 2021 and 2020, respectively. The lower effective tax rate for the three months ended March 31, 2021, is primarily due to an increase in foreign income taxed at lower rates and the revaluation of certain foreign income tax liabilities due to foreign exchange rate fluctuations.

For the three months ended March 31, 2021, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation, the revaluation of certain foreign income tax liabilities due to foreign exchange rate fluctuations and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by non-deductible stock-based compensation, the valuation allowance recorded against deferred tax assets related to state tax credits and state taxes.

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

Table of Content
The following table sets forth the components used in the computation of basic and diluted net income per share for the three months ended March 31, 2021 and 2020 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$155,695	$123,146
Denominator:
Shares used for basic net income per share	163,061	161,992
Effect of dilutive securities:
Stock options	5	11
RSUs and DSUs	1,667	1,681
Convertible senior notes	955	—
Warrants related to issuance of convertible senior notes	—	—
Shares used for diluted net income per share	165,688	163,684
Basic net income per share	$0.95	$0.76
Diluted net income per share	$0.94	$0.75

For the three months ended March 31, 2021 and 2020, certain potential outstanding common shares issuable in respect of stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding common shares excluded from the computation of diluted net income per share for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Service-based RSUs	2,070	2,022
Market- and performance-based RSUs	1,338	1,487
Convertible senior notes	9,898	21,991
Warrants related to issuance of convertible senior notes	21,991	21,991
Total shares excluded from computation	35,297	47,491

Table of Content
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

Our management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which we have prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, revenue recognition, accounts receivable and related reserves, valuation and impairment of marketable securities, goodwill and acquired intangible assets, capitalized internal-use software development costs, impairment and useful lives of long-lived assets, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time they are made. Actual results may differ from our estimates. See the section entitled "Application of Critical Accounting Policies and Estimates" in our annual report on Form 10-K for the year-ended December 31, 2020 for further discussion of our critical accounting policies and estimates.

Overview

We provide solutions for protecting and delivering content and business applications over the internet. The key factors that influence our financial success are our ability to build on recurring revenue commitments for our security and performance offerings, increase media traffic on our network, effectively manage the prices we charge for our solutions, develop new products and carefully manage our capital spending and other expenses. The purpose of this discussion and analysis section is to describe and explain key trends, events and other factors that impacted our reported results and that are likely to impact our future performance.

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

•We have experienced increases in the amount of traffic delivered for customers that use our solutions for video, gaming downloads and social media, contributing to an increase in our revenue in the first quarter of 2021 as compared to the same period in 2020. The rate of growth in traffic during 2020, as compared to prior years, was higher due to the impact of shutdowns and restrictions related to the novel coronavirus, or COVID-19, pandemic. We expect

Table of Content
this year-over-year traffic and associated revenue growth to moderate in 2021, assuming the restrictions experienced in 2020 do not continue.

•While we have increased committed recurring revenue from our solutions by upselling incremental solutions to our existing customers and adding new customers, revenue from our website and application performance solutions have declined. We expect revenue challenges from our website and application performance solutions to continue during 2021 as our customers, particularly in the commerce and travel and hospitality industries, continue to experience financial pressure in light of competitive pressures they face and the negative impacts of the COVID-19 pandemic on their operations.

•The prices paid by some of our customers have declined, particularly in the context of web application solutions contract renewals and large media consolidations, reflecting the impact of competition and volume discounts. Our revenue would have been higher absent these price declines.

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

Expenses

Our level of profitability is also impacted by our expenses, including direct costs to support our revenue such as bandwidth and co-location costs. We have observed the following trends related to our profitability in recent years:

•Our profitability improved in the first quarter of 2021, as compared to the same period in 2020, due to higher revenue as well as the effects of cost savings and efficiency initiatives we have undertaken and, more recently, from lower travel and marketing expenses because of pandemic-related shutdowns and restrictions. In order to maintain our current levels of profitability, we will need to continue to undertake efforts intended to improve the efficiency of operations and ensure that our expense growth does not exceed our revenue growth.

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

•We expect to continue to manage our headcount and payroll costs in the future to focus investments on certain areas of the business while maintaining efficient operations in others. We expect to continue to hire employees in support of our strategic initiatives but do not expect overall headcount to increase significantly in 2021 unless we complete one or more significant acquisitions.

•Depreciation expense related to our network equipment also contributes to our overall expense levels. During the first quarter of 2021 as compared to the same period in 2020, we saw higher depreciation expense due to accelerated deployment of equipment in 2020 to help meet the increased traffic demands arising during the COVID-19 pandemic. We expect to see higher depreciation expense throughout 2021 to reflect such deployment of equipment. We plan to

Table of Content
continue to invest in our network in 2021, although not at the same levels we experienced in 2020, which will further increase our capital expenditures and resulting depreciation expense.

Effective on March 1, 2021, we reorganized into two groups which both utilize the Akamai Intelligent Edge Platform and our global sales organization: the Security Technology Group and the Edge Technology Group. These groups are aligned with our product offerings. Revenue from the Security Technology Group was previously reported as revenue from Cloud Security Solutions, and revenue from the Edge Technology Group was previously reported as revenue from content delivery network (CDN) services and all other solutions. The Security Technology Group includes solutions that are designed to keep infrastructure, websites, applications and users safe, while the Edge Technology Group includes solutions that enable business online, including media delivery, web performance and edge computing solutions.

Nearly all of our employees are working remotely due to the COVID-19 pandemic, and we are not requiring employees whose roles do not require in-person presence to perform their jobs to return to offices before January 1, 2022. We have implemented a comprehensive evaluation process to determine whether offices in different locations should be open or closed. Our operations have not been significantly disrupted by the shift to remote working. While we expect to incur expenses associated with enabling remote work and reconfiguring work spaces to help ensure the safety and well-being of employees accessing our locations, we do not currently believe those costs will materially impact our financial condition or results of operations.

Results of Operations

The following table sets forth, as a percentage of revenue, consolidated statements of income data for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Revenue	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	36.4	35.1
Research and development	9.7	9.3
Sales and marketing	13.8	16.2
General and administrative	16.2	16.7
Amortization of acquired intangible assets	1.4	1.4
Restructuring charge	0.8	1.4
Total costs and operating expenses	78.3	80.1
Income from operations	21.7	19.9
Interest income	0.5	0.9
Interest expense	(2.1)	(2.3)
Other expense, net	(0.1)	(0.5)
Income before provision for income taxes	20.0	18.0
Provision for income taxes	(1.4)	(1.9)
Loss from equity method investment	(0.1)	(0.1)
Net income	18.5%	16.0%

Table of Content
Revenue

Revenue by product group during the periods presented was as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020	% Change	% Change at Constant Currency
Security Technology Group	$310,219	$240,300	29.1%	26.6%
Edge Technology Group	532,489	524,002	1.6	(0.2)
Total revenue	$842,708	$764,302	10.3%	8.2%

During the three-month period ended March 31, 2021, the increase in our revenue as compared to the same period in 2020 was primarily the result of continued strong growth in sales of solutions offered by our Security Technology Group, growth in over the top, or OTT, video and gaming and stronger than expected traffic growth in Europe as a result of pandemic-related shutdowns.

The increase in Security Technology Group revenue for the three-month period ended March 31, 2021, as compared to the same period in 2020, was due to growth across our security products portfolio, including the performance of our Asavie business. The increase in Edge Technology Group revenue for the three-month period ended March 31, 2021, as compared to the same period in 2020, was primarily due to strong traffic growth, driven by OTT video and gaming, as well as strong growth in our edge applications solutions. These increases were partially offset by a reduction in website and application performance solutions.

Revenue derived in the U.S. and internationally during the periods presented was as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020	% Change	% Change at Constant Currency
U.S.	$463,180	$428,930	8.0%	8.0%
International	379,528	335,372	13.2	8.4
Total revenue	$842,708	$764,302	10.3%	8.2%

For the three-month period ended March 31, 2021, approximately 45.0% of our revenue was derived from our operations located outside the U.S., compared to 43.9% for the three-month period ended March 31, 2020. We continued to see strong revenue growth in our Europe, the Middle East and Africa and Latin America regions. No single country outside the U.S. accounted for 10% or more of revenue during either of these periods. Changes in foreign currency exchange rates impacted our revenue by a favorable $16.0 million during the three-month period ended March 31, 2021, as compared to the same period in 2020.

Table of Content
Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2021	2020	% Change
Bandwidth fees	$53,230	$45,780	16.3%
Co-location fees	42,543	35,389	20.2
Network build-out and supporting services	36,434	30,561	19.2
Payroll and related costs	68,249	65,807	3.7
Stock-based compensation, including amortization of prior capitalized amounts	14,329	12,994	10.3
Depreciation of network equipment	51,896	36,397	42.6
Amortization of internal-use software	40,006	41,654	(4.0)
Total cost of revenue	$306,687	$268,582	14.2%
As a percentage of revenue	36.4%	35.1%

The increase in cost of revenue for the three-month period ended March 31, 2021, as compared to the same period in 2020, was primarily due to investments in our network to support current and anticipated future traffic growth, which resulted in increases to amounts paid for network build-out and supporting services, higher depreciation costs of our network equipment and increases to expenses related to our co-location facilities. Bandwidth fees also increased during this period due to growth in the amount of traffic served on our network.

During the remainder of 2021, we anticipate depreciation of network equipment to increase due to increased investments in our network to address expected traffic increases. We plan to continue to focus our efforts on managing our operating margins, including continuing to manage our bandwidth and co-location costs.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2021	2020	% Change
Payroll and related costs	$113,420	$102,821	10.3%
Stock-based compensation	18,369	12,065	52.3
Capitalized salaries and related costs	(52,491)	(46,300)	13.4
Other expenses	2,747	2,638	4.1
Total research and development	$82,045	$71,224	15.2%
As a percentage of revenue	9.7%	9.3%

The increase in research and development expenses during the three-month period ended March 31, 2021, as compared to the same period in 2020, was due to increased payroll and related costs, including stock-based compensation, primarily due to headcount growth and the redeployment of some employees to research and development functions from sales and marketing activities as part of our March 2021 reorganization to make improvements to our core technology and support product development and engineering innovation. These increases were partially offset by increases in capitalized salaries and related costs due to continued investment in internal-use software deployed on our network.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three-month periods ended March 31, 2021 and March 31, 2020, we capitalized $8.7 million and $8.1 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of

Table of Content
revenue over their estimated useful lives, which is generally two years, but can be up to seven years based on the software developed and its expected useful life.

We expect research and development costs to increase in the remainder of 2021 as we plan to maintain our focus on innovation. However, we plan to continue to focus our efforts on managing operating margin.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2021	2020	% Change
Payroll and related costs	$93,559	$93,594	—%
Stock-based compensation	12,478	15,735	(20.7)
Marketing programs and related costs	8,450	9,137	(7.5)
Other expenses	1,867	5,320	(64.9)
Total sales and marketing	$116,354	$123,786	(6.0)%
As a percentage of revenue	13.8%	16.2%

Restrictions associated with the COVID-19 pandemic have resulted in the cancellation or postponement of in-person marketing events and led to a decline in travel expenses such as airfare, lodging and other costs related to in-person customer events and meetings; as a result, we experienced a decrease in sales and marketing expenses during the three-month period ended March 31, 2021, as compared to the same period in 2020. Additionally, during the three-month period ended March 31, 2021, as compared to the same period in 2020, payroll and related costs, including stock-based compensation, decreased as a result of headcount reductions and the redeployment of some employees from sales and marketing functions to research and development activities as a result of our March 2021 reorganization, which established a single global sales organization.

We expect the decreased level of marketing and travel related expenditures to continue during the remainder of 2021 as we continue to be impacted by the COVID-19 pandemic. We also plan to continue to carefully manage costs in our efforts to refine and optimize our go-to-market efforts and improve operating margins.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2021	2020	% Change
Payroll and related costs	$56,450	$48,599	16.2%
Stock-based compensation	16,362	13,957	17.2
Depreciation and amortization	20,909	20,465	2.2
Facilities-related costs	24,347	24,672	(1.3)
(Benefit) provision for doubtful accounts	(260)	2,199	(111.8)
Acquisition-related costs	64	76	(15.8)
Professional fees and other expenses	18,843	17,393	8.3
Total general and administrative	$136,715	$127,361	7.3%
As a percentage of revenue	16.2%	16.7%

The increase in general and administrative expenses for the three-month period ended March 31, 2021, as compared to the same period in 2020, was primarily due to increased payroll and related costs, including stock-based compensation, as a result of annual merit increases and headcount growth, partially offset by changes in the provision for doubtful accounts. The

Table of Content
provision for doubtful accounts for the three-month period ended March 31, 2020 included an estimated impact of COVID-19 on our customers’ ability to pay that did not recur for the three-month period ended March 31, 2021.

General and administrative expenses for the three-month period ended March 31, 2021 and 2020 are broken out by category as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020	% Change
Global functions	$55,799	$47,866	16.6%
As a percentage of revenue	6.6%	6.3%
Infrastructure	81,109	77,220	5.0
As a percentage of revenue	9.6%	10.1%
Other	(193)	2,275	(108.5)
Total general and administrative expenses	$136,715	$127,361	7.3%
As a percentage of revenue	16.2%	16.7%

Global functions expense includes payroll, stock-based compensation and other employee-related costs for administrative functions, including finance, purchasing, order entry, human resources, legal, information technology and executive personnel, as well as third-party professional service fees. Infrastructure expense includes payroll, stock-based compensation and other employee-related costs for our network infrastructure functions, as well as facility rent expense, depreciation and amortization of facility and IT-related assets, software and software-related costs, business insurance and taxes. Our network infrastructure function is responsible for network planning, sourcing, architecture evaluation and platform security. Other expense includes acquisition-related costs and provision for doubtful accounts.

During the remainder of 2021, we expect payroll and related costs of our general and administrative functions to increase as compared to 2020 as a result of headcount growth from 2020. However, we plan to continue to focus our efforts on managing our operating margins.

Amortization of Acquired Intangible Assets

	For the Three Months Ended March 31,
(in thousands)	2021	2020	% Change
Amortization of acquired intangible assets	$11,427	$10,434	9.5%
As a percentage of revenue	1.4%	1.4%

The increase in amortization of acquired intangible assets for the three-month period ended March 31, 2021, as compared to the same period in 2020, was the result of amortization of assets related to our recent acquisitions. Based on our intangible assets at March 31, 2021, we expect amortization of acquired intangible assets to be approximately $36.3 million for the remainder of 2021, and $44.3 million, $36.9 million, $29.2 million and $23.7 million for 2022, 2023, 2024 and 2025, respectively.

Restructuring Charge

	For the Three Months Ended March 31,
(in thousands)	2021	2020	% Change
Restructuring charge	$7,116	$10,585	(32.8)%
As a percentage of revenue	0.8%	1.4%

The restructuring charge for the three-month period ended March 31, 2021 was primarily the result of management actions initiated in the fourth quarter of 2020 to better position us to become more agile in delivering our solutions. The restructuring

Table of Content
charge for this 2020 action predominately consists of certain severance and related benefits. We do not expect to incur any material additional restructuring charges related to these actions.

The restructuring charge for the three-month period ended March 31, 2020 was primarily the result of management actions to focus on investments with the potential to accelerate revenue growth. The restructuring charge relates to certain headcount reductions and a $6.2 million impairment of a right-of-use asset related to the exit of a leased facility. We do not expect material additional restructuring charges related to these actions.

Non-Operating Income (Expense)

	For the Three Months Ended March 31,
(in thousands)	2021	2020	% Change
Interest income	$4,578	$7,043	(35.0)%
As a percentage of revenue	0.5%	0.9%
Interest expense	$(17,834)	$(17,205)	3.7%
As a percentage of revenue	(2.1)%	(2.3)%
Other expense, net	$(817)	$(4,108)	(80.1)%
As a percentage of revenue	(0.1)%	(0.5)%

For the periods presented, interest income primarily consisted of interest earned on invested cash balances and marketable securities. The decrease in interest income for the three-month period ended March 31, 2021, as compared to the same period in 2020, was primarily the result of investing in marketable securities at lower rates of return due to lower interest rates in 2021 as compared to the same period in 2020.

Interest expense is related to our debt transactions, which are described in Note 7 to the consolidated financial statements.

Other expense, net primarily represents net foreign exchange gains and losses mainly due to foreign exchange rate fluctuations on intercompany transactions and other non-operating expense and income items. The fluctuation in other expense, net for the three-month period ended March 31, 2021, as compared to the same period in 2020, is primarily due to the unfavorable impact of changes in foreign exchange rates.

Provision for Income Taxes

	For the Three Months Ended March 31,
(in thousands)	2021	2020	% Change
Provision for income taxes	$(11,898)	$(14,292)	(16.8)%
As a percentage of revenue	(1.4)%	(1.9)%
Effective income tax rate	(7.1)%	(10.4)%

For the three-month period ended March 31, 2021, as compared to the same period in 2020, our provision for income taxes decreased due to an increase in foreign income taxed at lower rates, the revaluation of certain foreign income tax liabilities due to foreign exchange rate fluctuations and a decrease in U.S. federal, state and foreign research and development credits. These amounts were partially offset by an increase in profitability.

For the three-month period ended March 31, 2021, our effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the impact of the excess tax benefit related to stock-based compensation, the revaluation of certain foreign income tax liabilities due to foreign exchange rate fluctuations and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by the impact of the valuation allowance recorded against deferred tax assets related to state tax credits, non-deductible stock-based compensation and state taxes.

For the three-month period ended March 31, 2020, our effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the impact of the excess tax benefit related to stock-based compensation and the

Table of Content
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

Loss from Equity Method Investment

	For the Three Months Ended March 31,
(in thousands)	2021	2020	% Change
Loss from equity method investment	$(698)	$(622)	12.2%
As a percentage of revenue	(0.1)%	(0.1)%

Loss from equity method investment relates to recognition of our share of earnings from our investment with Mitsubishi UFJ Financial Group in a joint venture, Global Open Network, Inc., or GO-NET. GO-NET intends to operate a new blockchain-based online payment network. For the three-month periods ended March 31, 2021 and 2020, the losses recognized reflect our share of the losses incurred by GO-NET. We expect to record additional losses in 2021 and beyond as GO-NET continues executing on the early stages of its business plan.

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

Table of Content
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

•Amortization of debt discount and issuance costs and amortization of capitalized interest expense – In August 2019, we issued $1,150 million of convertible senior notes due 2027 with a coupon interest rate of 0.375%. In May 2018, we issued $1,150 million of convertible senior notes due 2025 with a coupon interest rate of 0.125%. The imputed interest rates of these convertible senior notes were 3.10% and 4.26%, respectively. This is a result of the debt discounts recorded for the conversion features that are required to be separately accounted for as equity under GAAP, thereby reducing the carrying values of the convertible debt instruments. The debt discounts are amortized as interest expense together with the issuance costs of the debt. The interest expense excluded from our non-GAAP results is comprised of these non-cash components and is excluded from management's assessment of our operating performance because management believes the non-cash expense is not representative of ongoing operating performance.

•Gains and losses on investments – We have recorded gains and losses from the disposition, changes to fair value and impairment of certain investments. We believe excluding these amounts from our non-GAAP financial measures is useful to investors as the types of events giving rise to these gains and losses are not representative of our core business operations and ongoing operating performance.

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

Table of Content
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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Income from operations	$182,364	$152,330
Amortization of acquired intangible assets	11,427	10,434
Stock-based compensation	54,305	47,493
Amortization of capitalized stock-based compensation and capitalized interest expense	8,598	8,589
Restructuring charge	7,116	10,585
Acquisition-related costs	64	76
Non-GAAP income from operations	$263,874	$229,507

GAAP operating margin	22%	20%
Non-GAAP operating margin	31%	30%

Table of Content
The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Net income	$155,695	$123,146
Amortization of acquired intangible assets	11,427	10,434
Stock-based compensation	54,305	47,493
Amortization of capitalized stock-based compensation and capitalized interest expense	8,598	8,589
Restructuring charge	7,116	10,585
Acquisition-related costs	64	76
Amortization of debt discount and issuance costs	16,257	15,633
Loss from equity method investment	698	622
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(26,346)	(20,445)
Non-GAAP net income	$227,814	$196,133

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended March 31,
	2021	2020
GAAP net income per diluted share	$0.94	$0.75
Amortization of acquired intangible assets	0.07	0.06
Stock-based compensation	0.33	0.29
Amortization of capitalized stock-based compensation and capitalized interest expense	0.05	0.05
Restructuring charge	0.04	0.06
Amortization of debt discount and issuance costs	0.10	0.10
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.16)	(0.12)
Adjustment for shares(1)	0.01	—
Non-GAAP net income per diluted share (2)	$1.38	$1.20

Shares used in GAAP per diluted share calculations	165,688	163,684
Impact of benefit from note hedge transactions(1)	(954)	—
Shares used in non-GAAP per diluted share calculations(1)	164,734	163,684

(1) Shares used in non-GAAP per diluted share calculations have been adjusted for the three months ended March 31, 2021, for the benefit of our note hedge transactions. During the three months ended March 31, 2021, our average stock price was in excess of $95.10, which is the initial conversion price of our convertible senior notes due in 2025. See further discussion below.

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

Table of Content
outstanding.

We consider Adjusted EBITDA to be another important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that we do not consider to be part of our core operations. We define Adjusted EBITDA as GAAP net income excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; stock-based compensation; amortization of capitalized stock-based compensation; acquisition-related costs; restructuring charges; gains and losses on legal settlements; costs incurred related to endowments to the Akamai Foundation; transformation costs; foreign exchange gains and losses; interest expense; amortization of capitalized interest expense; certain gains and losses on investments; income and losses on equity method investment; and other non-recurring or unusual items that may arise from time to time. Adjusted EBITDA margin represents Adjusted EBITDA stated as a percentage of revenue.

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Net income	$155,695	$123,146
Interest income	(4,578)	(7,043)
Provision for income taxes	11,898	14,292
Depreciation and amortization	111,484	97,185
Amortization of capitalized stock-based compensation and capitalized interest expense	8,598	8,589
Amortization of acquired intangible assets	11,427	10,434
Stock-based compensation	54,305	47,493
Restructuring charge	7,116	10,585
Acquisition-related costs	64	76
Interest expense	17,834	17,205
Loss from equity method investment	698	622
Other expense, net	817	4,108
Adjusted EBITDA	$375,358	$326,692

Adjusted EBITDA margin	45%	43%

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

Table of Content
Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of March 31, 2021, our cash, cash equivalents and marketable securities, which primarily consisted of corporate bonds, totaled $2.5 billion. Factoring in the $2.3 billion in principal amount of convertible senior notes we have outstanding, our net cash at March 31, 2021 was $153.6 million. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy is also designed to limit the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as accounts receivable, deferred revenues, accounts payable and various accrued expenses, as well as changes in our capital and financial structure due to common stock repurchases, debt repayments and issuances, purchases and sales of marketable securities and similar events. To date, we have not seen a material impact to our liquidity from events related to the COVID-19 pandemic; however, we are continuing to monitor our customers' ability to pay as some of them may be unable to pay us for our services or may be unable to remit payments in a timely manner due to financial stresses the COVID-19 pandemic may have caused them. We believe that, particularly in situations like these, our strong balance sheet and cash position are important competitive differentiators that provide the financial stability and flexibility to enable us to continue to make investments at opportune times.

As of March 31, 2021, we had cash and cash equivalents of $312.8 million held in accounts outside the U.S. The Tax Cuts and Jobs Act establishes a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact. As a result, our liquidity is not expected to be materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Net income	$155,695	$123,146
Non-cash reconciling items included in net income	205,023	188,498
Changes in operating assets and liabilities	(110,925)	(88,401)
Net cash provided by operating activities	$249,793	$223,243

The increase in cash provided by operating activities for the three-month period ended March 31, 2021, as compared to the same period in 2020, was primarily due to increased profitability and timing of payments from customers. The increase was partially offset by the timing of vendor payments.

Table of Content
Cash Used in Investing Activities

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Cash (paid) received for business acquisition, net of cash acquired	$(15,638)	$106
Cash paid for asset acquisition	—	(36,376)
Purchases of property and equipment and capitalization of internal-use software development costs	(164,719)	(215,429)
Net marketable securities activity	143,870	141,037
Other investing activity	179	(76)
Net cash used in investing activities	$(36,308)	$(110,738)

The decrease in cash used in investing activities during the three-month period ended March 31, 2021, as compared to the same period in 2020, was driven by a decrease in cash paid for acquisitions and in purchases of property and equipment as we expanded our network in 2020.

Cash Used in Financing Activities

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Activity related to stock-based compensation	(42,536)	(31,289)
Repurchases of common stock	(58,241)	(80,550)
Net cash used in financing activities	$(100,777)	$(111,839)

The decrease in cash used in financing activities during the three-month period ended March 31, 2021, as compared to the same period in 2020, was primarily the result of decreased share repurchases. Effective November 2018, our board of directors authorized a $1.1 billion share repurchase program through December 2021. Our goals for the share repurchase program are to offset the dilution created by our employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant. As of March 31, 2021, $513.7 million remains available for future share repurchases under this repurchase program.

During the three-month period ended March 31, 2021, we repurchased 0.6 million shares of common stock at a weighted average price of $98.39 per share for an aggregate of $58.2 million. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

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

Table of Content
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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. There were no outstanding borrowings under the Credit Agreement as of March 31, 2021.

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

Contractual Obligations

Our principal commitments consist of service agreements with various vendors for bandwidth usage, obligations under leases with co-location facilities for data center capacity, obligations under leases for office space and open vendor purchase orders. Our minimum commitments related to bandwidth usage and co-location leases may vary from period to period depending on the timing and length of contract renewals with our vendors. As of March 31, 2021, there have been no significant changes in our future non-cancelable minimum payments under these commitments from those reported in our annual report on Form 10-K for the year ended December 31, 2020, other than normal period-to-period variations.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 13 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2020 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended March 31, 2021 was determined to be immaterial.

As of March 31, 2021, we did not have any additional material off-balance sheet arrangements.

Significant Accounting Policies and Estimates

See Note 2 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our significant accounting policies and estimates from those reported in our annual report on Form 10-K for the year ended December 31, 2020.

Table of Content
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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our consolidated statements of income within other expense, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the three months ended March 31, 2021. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of March 31, 2021, there was one customer with an accounts receivable balance greater than 10% of our accounts receivable. As of December 31, 2020, no customer had an accounts receivable balance greater than 10% of our accounts receivable. We believe that at March 31, 2021, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or

Table of Content
submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

We are party to litigation that we consider routine and incidental to our business. We do not currently expect the results of any of these litigation matters to have a material effect on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors

The following are important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. We have not made any material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2020.

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

We experienced a significant increase in revenue from our media solutions in 2020 due in large part to greater consumption of online media and games during the COVID-19 pandemic and associated stay-at-home orders across the globe. Numerous other factors impact our traffic growth including:

•the pace of introduction of over-the-top (often referred to as OTT) video delivery initiatives by our customers;
•the popularity of our customers’ streaming offerings as compared to those offered by companies that do not use our solutions;
•variation in the popularity of online gaming;
•media and other customers utilizing their own data centers and implementing delivery approaches that limit or eliminate reliance on third-party providers like us; and
•general macro-economic and geopolitical conditions and industry pressures.

We saw the rate of growth in traffic levels on our network begin to stabilize in the fourth quarter of 2020. Accordingly, we do not expect traffic growth in 2021 to continue at the same levels we saw in 2020 absent other significant industry developments.

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

We have experienced revenue declines in recent quarters from our web performance solutions and expect this trend to continue because of increasing pricing pressure in certain verticals and geographies due to competition and business conditions affecting many of our customers. In 2020, many of these customers faced significant disruptions to their business as a result of

Table of Content
the international public health emergency associated with the COVID-19 pandemic. The economic fallout from the pandemic has continued into 2021 and could have consequences across many industries, including additional bankruptcies, continued reductions in technology spending and economic recession. Any of these circumstances would negatively impact our revenues.

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
•counteract multi-vendor policies that could cause customers to reduce their reliance on us;
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

Innovation is important to our future success. In particular, as security solutions have become, and are expected to continue to be, an increasingly important part of our business, we must be particularly adept at developing new security services that meet the constantly-changing threat landscape. The process of developing new solutions is complex, lengthy and uncertain; we must commit significant resources to developing new services or features without knowing whether our investments will result in solutions the market will accept, and we may choose to invest in business areas for which a viable market for our products does not ultimately develop. This could cause our expenses to grow more rapidly than our revenue. Trying to innovate through acquisition can be costly and with uncertain prospects for success; we may find that attractive acquisition targets are too expensive for us to pursue which could cause us to pursue more time-consuming internal development. Continuing restrictions on the ability of our developers and other employees to work in our facilities as a result of restrictions imposed by governments to combat the COVID-19 pandemic could reduce their effectiveness including, for example, by making it more difficult for them to collaborate as effectively in the development of new solutions. Failure to develop, on a cost-effective basis, innovative new or enhanced solutions that are attractive to customers and profitable to us could have a material detrimental effect on our business, results of operations, financial condition and cash flows.

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

Table of Content
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

We are reliant on large media and other customers to direct significant amounts of traffic to our network for a significant part of our revenues. In the past, some of those customers have determined that it is better for them to employ a “do-it-yourself” or “DIY” strategy by putting in place equipment, software and other technology solutions for content and application delivery and security protection within their internal systems instead of using our solutions for some or all of their needs. Essentially, this is another form of competition for us. As the amount of money a customer spends with us increases, the risk that they will seek alternative solutions such as DIY or a multi-vendor policy likewise increases. If additional large customers shift to this model, traffic on our network and our contracted revenue commitments would decrease, which would negatively impact our business, profitability, financial condition, results of operations and cash flows.

Cybersecurity breaches and attacks on us, as well as steps we need to take to in an effort to prevent them, could lead to significant costs and disruptions that would harm our business, financial results and reputation.

We regularly face attempts to gain unauthorized access or deliver malicious software to the Akamai Intelligent Edge Platform and our internal IT systems, with the goal of stealing proprietary information related to our business, products, employees and customers; disrupting our systems and services or those of our customers or others; or demanding ransom to

Table of Content
return control of such systems and services. These attempts take a variety of forms, including Distributed Denial of Service attacks, infrastructure attacks, botnets, malicious file uploads, cross-site scripting, credential abuse, ransomware, bugs, viruses, worms and malicious software programs. There could be attempts to infiltrate our systems through our supply chain and contractors. Malicious actors are known to attempt to fraudulently induce employees and suppliers to disclose sensitive information through illegal electronic spamming, phishing or other tactics. Other parties may attempt to gain unauthorized physical access to our facilities in order to infiltrate our internal-use information systems. To date, cyber threats and other attacks have not resulted in any material adverse impact to our business or operations, but such threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them.

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

Table of Content
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
•geopolitical developments that impact our customers’ ability to operate or deliver content to a country;
•other circumstances outside of our control such as trade disputes, political unrest, public health emergencies such as the COVID-19 pandemic and natural disasters that could disrupt our ability to provide services or limit customer purchases of them;
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

Table of Content
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
•financial consequences, such as increased operating expenses and other dilutive effects on our earnings, particularly in the current environment where we have seen escalating valuations of many technology companies;
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

Our future success depends upon the services of our executive officers and other key technology, sales, marketing and support personnel who have critical industry experience and relationships. There is significant competition for talented individuals in the regions in which our primary offices are located, which affects both our ability to retain key employees and hire new ones. None of our officers or key employees is bound by an employment agreement for any specific term, and members of our senior management have left our company over the years for a variety of reasons. The loss of the services of a significant number of our employees or any of our key employees or our inability to attract and retain new talent may be disruptive to our operations and overall business.

Our failure to effectively manage our operations as our business evolves could harm us.

Our future operating results will depend on our ability to manage our operations. As a result of the diversification of our business, personnel growth, increased usage of alternative working arrangements, acquisitions and international expansion in recent years, many of our employees are now based outside of our Cambridge, Massachusetts headquarters; however, most key management decisions are made by a relatively small group of individuals based primarily at our headquarters. If we are unable to appropriately increase management depth, enhance succession planning and decentralize our decision-making at a pace commensurate with our actual or desired growth rates, we may not be able to achieve our financial or operational goals. It is also important to our continued success that we hire qualified personnel, properly train them and manage out poorly-performing personnel, all while maintaining our corporate culture and spirit of innovation. If we are not successful in these efforts, our growth and operations could be adversely affected. With the restrictions on businesses intended to curb the spread of the

Table of Content
COVID-19 virus, nearly all of our employees worldwide have been working remotely since the first quarter of 2020; we expect this situation to continue through much of 2021. A longer-term continuation of these restrictions could, among other things, negatively impact employee morale and productivity, inhibit our ability to hire and train new employees and impede our ability to support customers at the levels they expect. As a result, our business could suffer.

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

Table of Content
Our sales to government clients subject us to risks including early termination, audits, investigations, sanctions and penalties.

We have customer contracts with the U.S. government, as well as foreign, state and local governments and their respective agencies. Such government entities often have the right to terminate these contracts at any time, without cause. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending. Most of our government contracts are subject to legislative approval of appropriations to fund the expenditures under these contracts. These factors may combine to potentially limit the revenue we derive from government contracts in the future. Additionally, government contracts generally have requirements that are more complex than those found in commercial enterprise agreements and therefore are more costly to comply with. Such contracts are also subject to audits and investigations that could result in civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

We rely on certain “open-source” software, the use of which could result in our having to distribute our proprietary software, including our source code, to third parties on unfavorable terms, which could materially affect our business.
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

Table of Content

Although we take steps intended to improve the security controls across our business groups and geographies, our security controls over personal data, our training of employees and third parties on data security and other practices we follow may not prevent the improper disclosure or misuse of customer or end-user data we store and manage. Improper disclosure or misuse of personal data could harm our reputation, lead to legal exposure to customers or end users, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue.

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

Table of Content
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

Table of Content
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

Table of Content

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the first quarter of 2021 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
January 1, 2021 – January 31, 2021	—	$—	—	$571,892
February 1, 2021 – February 28, 2021	159,988	99.50	159,988	555,972
March 1, 2021 – March 31, 2021	431,975	97.97	431,975	513,651
Total	591,963	$98.39	591,963	$513,651

(1)Information is based on settlement dates of repurchase transactions.
(2)Consists of shares of our common stock, par value $0.01 per share.
(3)Includes commissions paid.
(4)Effective November 2018, our board of directors authorized a $1.1 billion repurchase program through December 2021.

Table of Content
Item 6. Exhibits

Exhibit 10.1
Form Executive Bonus Plan (incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 21665537) filed with the Securities and Exchange Commission on February 23, 2021).

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Income for the three months ended March 31, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020, (iv) Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 and (vi) Notes to Unaudited Consolidated Financial Statements.

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

May 7, 2021	By:	/s/ Edward McGowan
Edward McGowan
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)