Form 10-Q
period 2021-06-30
AKAMAI TECHNOLOGIES INC
filed 2021-08-06
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of August 3, 2021: 162,829,841

Table of Content
AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

Table of Content
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data) (unaudited)	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$581,068	$352,917
Marketable securities	835,420	745,156
Accounts receivable, net of reserves of $1,947 and $1,822 at June 30, 2021, and December 31, 2020, respectively	656,609	660,052
Prepaid expenses and other current assets	180,155	171,406
Total current assets	2,253,252	1,929,531
Marketable securities	1,164,620	1,398,802
Property and equipment, net	1,538,422	1,478,272
Operating lease right-of-use assets	830,022	793,945
Acquired intangible assets, net	217,519	234,724
Goodwill	1,685,859	1,674,371
Deferred income tax assets	99,634	106,918
Other assets	131,610	147,567
Total assets	$7,920,938	$7,764,130

Table of Content
AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS, continued

(in thousands, except share data) (unaudited)	June 30, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93,465	$118,546
Accrued expenses	289,189	380,468
Deferred revenue	95,216	76,600
Operating lease liabilities	158,390	154,801
Other current liabilities	11,189	27,755
Total current liabilities	647,449	758,170
Deferred revenue	4,623	5,262
Deferred income tax liabilities	36,124	37,458
Convertible senior notes	1,941,113	1,906,707
Operating lease liabilities	733,523	715,404
Other liabilities	81,449	89,833
Total liabilities	3,444,281	3,512,834
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 164,481,023 shares issued and 163,018,768 shares outstanding at June 30, 2021, and 162,709,720 shares issued and outstanding at December 31, 2020	1,645	1,627
Additional paid-in capital	3,743,743	3,664,820
Accumulated other comprehensive loss	(31,557)	(20,201)
Treasury stock, at cost, 1,462,255 shares at June 30, 2021, and no shares at December 31, 2020	(154,416)	—
Retained earnings	917,242	605,050
Total stockholders’ equity	4,476,657	4,251,296
Total liabilities and stockholders’ equity	$7,920,938	$7,764,130

The accompanying notes are an integral part of the consolidated financial statements.

Table of Content
AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data) (unaudited)	2021	2020	2021	2020
Revenue	$852,824	$794,715	$1,695,532	$1,559,017
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	320,000	276,804	626,687	545,386
Research and development	77,255	64,090	159,300	135,314
Sales and marketing	111,894	123,469	228,248	247,255
General and administrative	134,295	129,709	271,010	257,070
Amortization of acquired intangible assets	12,060	10,381	23,487	20,815
Restructuring (benefit) charge	(2,114)	(167)	5,002	10,418
Total costs and operating expenses	653,390	604,286	1,313,734	1,216,258
Income from operations	199,434	190,429	381,798	342,759
Interest income	4,736	9,502	9,314	16,545
Interest expense	(18,037)	(17,249)	(35,871)	(34,454)
Other expense, net	(811)	(1,603)	(1,628)	(5,711)
Income before provision for income taxes	185,322	181,079	353,613	319,139
Provision for income taxes	(18,009)	(18,671)	(29,907)	(32,963)
Loss from equity method investment	(10,816)	(493)	(11,514)	(1,115)
Net income	$156,497	$161,915	$312,192	$285,061
Net income per share:
Basic	$0.96	$1.00	$1.91	$1.76
Diluted	$0.94	$0.98	$1.88	$1.74
Shares used in per share calculations:
Basic	163,074	162,413	163,067	162,203
Diluted	166,263	164,768	165,976	164,226

The accompanying notes are an integral part of the consolidated financial statements.

Table of Content
AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands) (unaudited)	2021	2020	2021	2020
Net income	$156,497	$161,915	$312,192	$285,061
Other comprehensive income (loss):
Foreign currency translation adjustments	16,981	5,808	(7,284)	(20,469)
Change in unrealized (loss) gain on investments, net of income tax benefit (provision) of $410, $(5,144), $1,347, and $(3,679) for the three and six months ended June 30, 2021 and 2020, respectively	(1,191)	15,880	(4,072)	8,306
Other comprehensive income (loss)	15,790	21,688	(11,356)	(12,163)
Comprehensive income	$172,287	$183,603	$300,836	$272,898

The accompanying notes are an integral part of the consolidated financial statements.

Table of Content
AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(in thousands) (unaudited)	2021	2020
Cash flows from operating activities:
Net income	$312,192	$285,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	269,186	231,788
Stock-based compensation	104,786	96,684
Provision for deferred income taxes	7,225	11,394
Amortization of debt discount and issuance costs	32,717	31,310
Other non-cash reconciling items, net	13,654	14,804
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,404)	(105,546)
Prepaid expenses and other current assets	(10,849)	(9,979)
Accounts payable and accrued expenses	(83,059)	(47,402)
Deferred revenue	18,094	21,342
Other current liabilities	(16,230)	(1,115)
Other non-current assets and liabilities	(15,386)	(6,407)
Net cash provided by operating activities	627,926	521,934
Cash flows from investing activities:
Cash (paid) received for business acquisitions, net of cash acquired	(15,638)	106
Cash paid for asset acquisition	—	(36,376)
Purchases of property and equipment	(194,453)	(214,952)
Capitalization of internal-use software development costs	(124,835)	(120,716)
Purchases of short- and long-term marketable securities	(382,236)	(842,516)
Proceeds from sales of short- and long-term marketable securities	7,596	29,667
Proceeds from maturities of short- and long-term marketable securities	513,850	984,333
Other non-current assets and liabilities	(212)	79
Net cash used in investing activities	(195,928)	(200,375)
Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock plans	31,122	29,805
Employee taxes paid related to net share settlement of stock-based awards	(76,260)	(63,930)
Repurchases of common stock	(154,416)	(107,880)
Other non-current assets and liabilities	(67)	—
Net cash used in financing activities	(199,621)	(142,005)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(4,148)	(828)
Net increase in cash, cash equivalents and restricted cash	228,229	178,726
Cash, cash equivalents and restricted cash at beginning of period	353,466	394,146
Cash, cash equivalents and restricted cash at end of period	$581,695	$572,872

Table of Content
AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Six Months Ended June 30,
(in thousands) (unaudited)	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received of $6,550 and $6,711 for the six months ended June 30, 2021 and 2020, respectively	$56,995	$26,409
Cash paid for interest expense	2,875	3,079
Cash paid for operating lease liabilities	117,632	94,157
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	131,962	65,832
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	43,520	98,235
Capitalization of stock-based compensation	19,524	18,856

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$581,068	$572,288
Restricted cash	627	584
Cash, cash equivalents and restricted cash	$581,695	$572,872

The accompanying notes are an integral part of the consolidated financial statements.

Table of Content
AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended June 30, 2021
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2021	163,245,941	$1,638	$3,664,568	$(47,347)	$(58,241)	$760,745	$4,321,363
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	284,735	3	(12,878)				(12,875)
Issuance of common stock under employee stock purchase plan	358,384	4	31,527				31,531
Stock-based compensation			60,526				60,526
Repurchases of common stock	(870,292)				(96,175)		(96,175)
Net income						156,497	156,497
Foreign currency translation adjustment				16,981			16,981
Change in unrealized loss on investments, net of tax				(1,191)			(1,191)
Balance at June 30, 2021	163,018,768	$1,645	$3,743,743	$(31,557)	$(154,416)	$917,242	$4,476,657

Table of Content
AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Three Months Ended June 30, 2020
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2020	162,176,589	$1,631	$3,658,990	$(78,995)	$(80,550)	$171,142	$3,672,218
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	331,544	3	(12,595)				(12,592)
Issuance of common stock under employee stock purchase plan	393,921	4	29,166				29,170
Stock-based compensation			59,226				59,226
Repurchases of common stock	(271,577)				(27,330)		(27,330)
Net income						161,915	161,915
Foreign currency translation adjustment				5,808			5,808
Change in unrealized gain on investments, net of tax				15,880			15,880
Balance at June 30, 2020	162,630,477	$1,638	$3,734,787	$(57,307)	$(107,880)	$333,057	$3,904,295

Table of Content
AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Six Months Ended June 30, 2021
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2021	162,709,720	$1,627	$3,664,820	$(20,201)	$—	$605,050	$4,251,296
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,412,919	14	(76,895)				(76,881)
Issuance of common stock under employee stock purchase plan	358,384	4	31,527				31,531
Stock-based compensation			124,291				124,291
Repurchases of common stock	(1,462,255)				(154,416)		(154,416)
Net income						312,192	312,192
Foreign currency translation adjustment				(7,284)			(7,284)
Change in unrealized loss on investments, net of tax				(4,072)			(4,072)
Balance at June 30, 2021	163,018,768	$1,645	$3,743,743	$(31,557)	$(154,416)	$917,242	$4,476,657

Table of Content
AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Six Months Ended June 30, 2020
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance as of January 1, 2020	162,000,843	$1,620	$3,653,486	$(45,144)	$—	$47,996	$3,657,958
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,378,584	14	(63,306)				(63,292)
Issuance of common stock under employee stock purchase plan	393,921	4	29,166				29,170
Stock-based compensation			115,441				115,441
Repurchases of common stock	(1,142,871)				(107,880)		(107,880)
Net income						285,061	285,061
Foreign currency translation adjustment				(20,469)			(20,469)
Change in unrealized gain on investments, net of tax				8,306			8,306
Balance as of June 30, 2020	162,630,477	$1,638	$3,734,787	$(57,307)	$(107,880)	$333,057	$3,904,295

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

Table of Content
2. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of June 30, 2021 and December 31, 2020 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of June 30, 2021
Commercial paper	$77,775	$8	$(1)	$77,782	$77,782	$—
Corporate bonds	1,529,918	4,965	(760)	1,534,123	673,847	860,276
U.S. government agency obligations	365,819	90	(304)	365,605	83,457	282,148
	$1,973,512	$5,063	$(1,065)	$1,977,510	$835,086	$1,142,424

As of December 31, 2020
Commercial paper	$46,931	$13	$(8)	$46,936	$46,936	$—
Corporate bonds	1,628,462	9,482	(262)	1,637,682	607,403	1,030,279
Municipal securities	3,495	—	(6)	3,489	—	3,489
U.S. government agency obligations	435,653	329	(63)	435,919	89,951	345,968
	$2,114,541	$9,824	$(339)	$2,124,026	$744,290	$1,379,736

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

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the consolidated statements of income. As of June 30, 2021, the Company did not hold for investment any corporate bonds that were classified as available-for-sale marketable securities that had been in a continuous unrealized loss position for more than 12 months.

Table of Content

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets as of June 30, 2021 and December 31, 2020 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
As of June 30, 2021
Cash Equivalents and Marketable Securities:
Money market funds	$123,331	$123,331	$—
Commercial paper	79,732	—	79,732
Corporate bonds	1,534,123	—	1,534,123
U.S. government agency obligations	365,605	—	365,605
Mutual funds	22,530	22,530	—
	$2,125,321	$145,861	$1,979,460

As of December 31, 2020
Cash Equivalents and Marketable Securities:
Money market funds	$74,417	$74,417	$—
Commercial paper	75,785	—	75,785
Corporate bonds	1,637,682	—	1,637,682
Municipal securities	3,489	—	3,489
U.S. government agency obligations	435,919	—	435,919
Mutual funds	19,932	19,932	—
	$2,247,224	$94,349	$2,152,875

As of June 30, 2021 and December 31, 2020, the Company grouped money market funds and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of June 30, 2021 and December 31, 2020, the Company grouped commercial paper, U.S. government agency obligations, corporate bonds and municipal securities using a Level 2 valuation because quoted prices for similar assets in active markets (or identical assets in an inactive market) are available. The Company did not have any transfers of assets between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the six months ended June 30, 2021.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021	December 31, 2020
Due in 1 year or less	$835,086	$744,290
Due after 1 year through 5 years	1,142,424	1,379,736
	$1,977,510	$2,124,026

Table of Content
3. Accounts Receivable

Net accounts receivable consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Trade accounts receivable	$466,351	$473,474
Unbilled accounts receivable	192,205	188,400
Gross accounts receivable	658,556	661,874
Allowances for current expected credit losses and other reserves	(1,947)	(1,822)
Accounts receivable, net	$656,609	$660,052

The following table summarizes the activity of the Company's allowance for current expected credit losses and other reserves during the six months ended June 30, 2021 and 2020 (in thousands):

	June 30, 2021	June 30, 2020
Beginning balance	$1,822	$1,880
Charges to income from operations	2,399	7,523
Collections from customers previously reserved and other	(2,274)	(3,178)
Ending balance	$1,947	$6,225

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

4. Incremental Costs to Obtain a Contract with a Customer

The following table summarizes the deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Deferred costs included in prepaid and other current assets	$44,465	$54,516
Deferred costs included in other assets	28,034	23,200
Total deferred costs	$72,499	$77,716

The following table summarizes additional information related to incremental costs to obtain a contract with a customer for each of the three and six month periods ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Amortization expense related to deferred costs	$14,676	$16,069	$28,403	$30,191
Incremental costs capitalized	$13,921	$12,590	$23,793	$23,375

Amortization expense related to deferred costs is primarily included in sales and marketing expense in the consolidated statements of income.

Table of Content
5. Acquired Intangible Assets and Goodwill

Acquired intangible assets that are subject to amortization consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$179,694	$(119,853)	$59,841	$172,346	$(111,435)	$60,911
Customer-related intangible assets	357,146	(201,584)	155,562	358,032	(186,733)	171,299
Non-compete agreements	369	(145)	224	373	(77)	296
Trademarks and trade names	7,662	(5,770)	1,892	7,658	(5,440)	2,218
Acquired license rights	490	(490)	—	490	(490)	—
Total	$545,361	$(327,842)	$217,519	$538,899	$(304,175)	$234,724

Aggregate expense related to amortization of acquired intangible assets for the three and six months ended June 30, 2021 was $12.1 million and $23.5 million, respectively. Aggregate expense related to amortization of acquired intangible assets for the three and six months ended June 30, 2020 was $10.4 million and $20.8 million, respectively. Based on the Company’s acquired intangible assets as of June 30, 2021, aggregate expense related to amortization of acquired intangible assets is expected to be $24.2 million for the remainder of 2021, and $44.3 million, $36.9 million, $29.2 million and $23.7 million for 2022, 2023, 2024 and 2025, respectively.

The change in the carrying amount of goodwill for the six months ended June 30, 2021 was as follows (in thousands):

Balance as of January 1, 2021	$1,674,371
Acquisition of Inverse, Inc.	10,741
Measurement period adjustments related to acquisitions completed in 2020	(296)
Foreign currency translation	1,043
Balance as of June 30, 2021	$1,685,859

The Company tests goodwill for impairment at least annually. Through the date the interim consolidated financial statements were issued, no triggering events had occurred that would indicate a potential impairment exists.

6. Acquisitions

Inverse

In February 2021, the Company acquired Inverse, Inc. ("Inverse"), a Montreal-based company, for $17.1 million. Inverse provides a data repository and algorithms capable of identifying device types accessing the internet. The acquisition is intended to enhance the Company's enterprise security capabilities and expand its portfolio of zero trust and secure access service edge solutions for the internet of things. The Company allocated $10.7 million of the cost of the acquisition to goodwill and $7.6 million to a technology-related identifiable intangible asset. The acquired goodwill and intangible assets are partially offset by acquired negative working capital balances. The value of the goodwill is primarily attributable to synergies related to the integration of Inverse technology onto the Company's platform as well as a trained technical workforce. The total amount of goodwill related to the acquisition of Inverse expected to be deductible for tax purposes is $10.7 million. Pro forma results of operations, as well as the revenue and earnings generated by Inverse since its acquisition and included in the Company's results of operations, were not presented since they are not material. The allocation of the purchase price has not been finalized as of the filing of these financial statements.

Table of Content
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

The 2027 Notes consisted of the following components as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount and issuance costs, net of amortization	(182,791)	(196,359)
Net carrying amount	$967,209	$953,641

Equity component:	$220,529	$220,529

Table of Content
The estimated fair value of the 2027 Notes at June 30, 2021 and December 31, 2020 was $1,339.3 million and $1,277.8 million, respectively. The fair value was determined based on the quoted price of the 2027 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $116.60 on June 30, 2021, the value of the 2027 Notes if converted to common stock was more than the principal amount of $1,150.0 million.

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

Note Hedge

To minimize the impact of potential dilution upon conversion of the 2027 Notes, the Company entered into convertible note hedge transactions with respect to its common stock in August 2019. The Company paid $312.2 million for the note hedge transactions. The note hedge transactions cover approximately 9.9 million shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the 2027 Notes, also subject to adjustment, and are exercisable upon conversion of the 2027 Notes. The Company determined that the note hedge meets the definition of a derivative and is classified in stockholders’ equity, as the note hedge is indexed to the Company's common stock, and the Company, at its election, may pay or deliver to holders cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock. The Company recorded the purchase of the hedge as a decrease to additional paid-in capital. The Company does not recognize subsequent changes in fair value of the note hedge in its consolidated financial statements.

Warrants

Separately, in August 2019, the Company entered into warrant transactions, whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, up to 9.9 million shares of the Company’s common stock at a strike price of approximately $178.74 per share. The Company received aggregate proceeds of $185.2 million from the sale of the warrants. The convertible note hedge and warrant transactions will generally have the effect of increasing the conversion price of the 2027 Notes to approximately $178.74 per share. The Company determined that the warrants meet the definition of a derivative and are classified in stockholders’ equity, as the warrants are indexed to the Company's common stock, and the Company, at its election, may pay or deliver to holders cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock. The Company recorded the proceeds from issuance of the warrants as an increase to additional paid-in capital. The Company does not recognize subsequent changes in fair value of the warrants in its consolidated financial statements.

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

Table of Content
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

The 2025 Notes consisted of the following components as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount and issuance costs, net of amortization	(176,096)	(196,934)
Net carrying amount	$973,904	$953,066

Equity component:	$285,225	$285,225

The estimated fair value of the 2025 Notes at June 30, 2021 and December 31, 2020 was $1,506.5 million and $1,422.8 million, respectively. The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $116.60 on June 30, 2021, the value of the 2025 Notes if converted to common stock was more than the principal amount of $1,150.0 million.

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

Table of Content
Note Hedge

To minimize the impact of potential dilution upon conversion of the 2025 Notes, the Company entered into convertible note hedge transactions with respect to its common stock in May 2018. The Company paid $261.7 million for the note hedge transactions. The note hedge transactions cover approximately 12.1 million shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the 2025 Notes, also subject to adjustment, and are exercisable upon conversion of the 2025 Notes. The Company determined that the note hedge meets the definition of a derivative and is classified in stockholders’ equity, as the note hedge is indexed to the Company's common stock, and the Company, at its election, may pay or deliver to holders cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock. The Company recorded the purchase of the hedge as a decrease to additional paid-in capital. The Company does not recognize subsequent changes in fair value of the note hedge in its consolidated financial statements.

Warrants

Separately, in May 2018, the Company entered into warrant transactions, whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, up to 12.1 million shares of the Company’s common stock at a strike price of approximately $149.18 per share. The Company received aggregate proceeds of $119.9 million from the sale of the warrants. The convertible note hedge and warrant transactions will generally have the effect of increasing the conversion price of the 2025 Notes to approximately $149.18 per share. The Company determined that the warrants meet the definition of a derivative and are classified in stockholders’ equity, as the warrants are indexed to the Company's common stock, and the Company, at its election, may pay or deliver to holders cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock. The Company recorded the proceeds from issuance of the warrants as an increase to additional paid-in capital. The Company does not recognize subsequent changes in fair value of the warrants in its consolidated financial statements.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. There were no outstanding borrowings under the Credit Agreement as of June 30, 2021.

Table of Content
Interest Expense

The 2027 Notes bear interest at a fixed rate of 0.375%. The interest is payable semi-annually on March 1 and September 1 of each year. The 2027 Notes have an effective interest rate of 3.1% attributable to the conversion feature. The 2025 Notes bear interest at a fixed rate of 0.125%. The interest is payable semi-annually on May 1 and November 1 of each year. The 2025 Notes have an effective interest rate of 4.26% attributable to the conversion feature. The Company is also obligated to pay ongoing commitment fees under the terms of the Credit Agreement. The following table sets forth total interest expense included in the consolidated statements of income for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Amortization of debt discount and issuance costs	$17,343	$16,709	$34,525	$33,264
Coupon interest payable on 2025 Notes	359	359	718	718
Coupon interest payable on 2027 Notes	1,078	1,078	2,156	2,156
Revolving credit facility contractual interest expense	140	135	280	270
Capitalization of interest expense	(883)	(1,032)	(1,808)	(1,954)
Total interest expense	$18,037	$17,249	$35,871	$34,454

8. Restructuring

During the fourth quarter of 2020, management committed to an action to restructure certain parts of the Company to better position itself to become more agile in delivering its solutions. As a result, certain headcount reductions were necessary and certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and implemented due to this action. The Company incurred expenses of $31.2 million as part of this action, of which $0.6 million and $7.6 million was incurred during the three and six months ended June 30, 2021, respectively. The Company does not expect to incur material additional charges related to this action.

During the fourth quarter of 2019, management committed to an action to restructure certain parts of the Company to focus on investments with the potential to accelerate revenue growth. As a result, certain headcount reductions were necessary, certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and implemented due to this action and an impairment of a right-of-use asset was recognized related to exiting a facility no longer needed. The Company has incurred restructuring charges of $20.6 million as part of this action, of which a benefit of $0.2 million and a charge of $10.4 million were recorded, respectively, during the three and six months ended June 30, 2020. During the three and six months ended June 30, 2021, a benefit of $2.8 million was recorded to reflect the release by the landlord of the remaining lease obligation for the exited facility. No additional charges related to this action are expected.

The Company also recognizes restructuring charges for redundant employees, facilities and contracts associated with completed acquisitions.

The following table summarizes the activity of the Company's accrual for employee severance and related benefits for all restructuring actions during the six months ended June 30, 2021 (in thousands):

Balance as of January 1, 2021	$22,051
Costs incurred	4,629
Cash disbursements	(21,376)
Translation adjustments and other	(214)
Balance as of June 30, 2021	$5,090

Table of Content
9. Stockholders’ Equity

Share Repurchase Program

Effective November 2018, the board of directors of the Company authorized a $1.1 billion share repurchase program through December 2021. During the three and six months ended June 30, 2021, the Company repurchased 0.9 million and 1.5 million shares of its common stock, respectively, for $96.2 million and $154.4 million, respectively. The Company's goals for the share repurchase program are to offset the dilution created by its employee equity compensation programs over time and provide the flexibility to return capital to shareholders as business and market conditions warrant.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s consolidated statements of income for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$6,874	$6,254	$13,970	$11,990
Research and development	15,937	11,549	34,306	23,614
Sales and marketing	11,547	16,011	24,025	31,746
General and administrative	16,123	15,377	32,485	29,334
Total stock-based compensation	50,481	49,191	104,786	96,684
Provision for income taxes	(15,518)	(16,823)	(28,562)	(29,459)
Total stock-based compensation, net of income taxes	$34,963	$32,368	$76,224	$67,225

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the three and six months ended June 30, 2021 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $8.9 million and $16.6 million, respectively, before taxes, and for the three and six months ended June 30, 2020 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $7.2 million and $14.8 million, respectively, before taxes.

10. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the six months ended June 30, 2021 (in thousands):

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Investments	Total
Balance as of January 1, 2021	$(33,295)	$13,094	$(20,201)
Other comprehensive loss	(7,284)	(4,072)	(11,356)
Balance as of June 30, 2021	$(40,579)	$9,022	$(31,557)

There were no amounts reclassified from accumulated other comprehensive loss to net income for the six months ended June 30, 2021.

Table of Content
11. Revenue from Contracts with Customers

The Company sells its solutions through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. The following table summarizes revenue by geography included in the Company’s consolidated statements of income for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
U.S.	$449,553	$443,668	$912,733	$872,598
International	403,271	351,047	782,799	686,419
Total revenue	$852,824	$794,715	$1,695,532	$1,559,017

Leveraging its Intelligent Edge Platform and a global sales organization, the Company offers solutions that are developed and maintained through two groups: the Security Technology Group and the Edge Technology Group. The Security Technology Group includes solutions that are designed to protect business online by keeping infrastructure, websites, applications and users safe, while the Edge Technology Group includes solutions that are designed to enable business online, including media delivery, web performance and edge computing solutions. The following table summarizes revenue by product group included in the Company’s consolidated statements of income for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Security Technology Group	$325,128	$259,316	$635,347	$499,616
Edge Technology Group	527,696	535,399	1,060,185	1,059,401
Total revenue	$852,824	$794,715	$1,695,532	$1,559,017

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

During the six months ended June 30, 2021 and 2020, the Company recognized $61.4 million and $59.7 million of revenue that was included in deferred revenue as of December 31, 2020 and 2019, respectively.

As of June 30, 2021, the aggregate amount of remaining performance obligations from contracts with customers was $2.8 billion. The Company expects to recognize approximately 70% of its remaining performance obligations as revenue over the next 12 months, with the remainder recognized thereafter. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration such as usage-based contracts with no committed contract as well as anticipated renewed contracts. Revenue recognized during each of the six months ended June 30, 2021 and 2020, related to performance obligations satisfied in previous periods was not material.

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

In the second quarter of 2018, the Company filed an appeal with the Massachusetts Appellate Tax Board (“MATB”) contesting adverse audit findings related to certain tax benefits and exemptions. In July 2020, the MATB ruled in the Company’s favor; however, the decision is eligible for appeal by the Massachusetts Department of Revenue. The Company has determined that it is more-likely-than-not that it will ultimately prevail in the event of any such appeal. Accordingly, no reserve has been recorded related to these controversies. The Company has, however, estimated that an adverse ruling could result in a gross income tax charge of approximately $43.0 million, which may be partially offset by certain state tax credits of $30.0 million, which the Company does not currently benefit from as a result of the Company's valuation allowance assessment.

The Company’s effective income tax rate was 8.5% and 10.3% for the six months ended June 30, 2021 and 2020, respectively. The lower effective tax rate for the six months ended June 30, 2021 is primarily due to an increase in foreign income taxed at lower rates and the revaluation of certain foreign income tax liabilities due to foreign exchange rate fluctuations.

For the six months ended June 30, 2021, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation, the revaluation of certain foreign income tax liabilities due to foreign exchange rate fluctuations and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by non-deductible stock-based compensation and state taxes.

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

Table of Content
The following table sets forth the components used in the computation of basic and diluted net income per share for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$156,497	$161,915	$312,192	$285,061
Denominator:
Shares used for basic net income per share	163,074	162,413	163,067	162,203
Effect of dilutive securities:
Stock options	48	62	27	37
RSUs and DSUs	1,359	1,640	1,513	1,659
Convertible senior notes	1,782	653	1,369	327
Warrants related to issuance of convertible senior notes	—	—	—	—
Shares used for diluted net income per share	166,263	164,768	165,976	164,226
Basic net income per share	$0.96	$1.00	$1.91	$1.76
Diluted net income per share	$0.94	$0.98	$1.88	$1.74

For the three and six months ended June 30, 2021 and 2020, certain potential outstanding common shares issuable in respect of stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding common shares excluded from the computation of diluted net income per share for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Service-based RSUs	214	115	1,142	1,069
Market- and performance-based RSUs	1,217	1,383	1,278	1,435
Convertible senior notes	9,898	9,898	9,898	15,945
Warrants related to issuance of convertible senior notes	21,991	21,991	21,991	21,991
Total shares excluded from computation	33,320	33,387	34,309	40,440

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

Revenue

For most of our solutions, our customers commit to contracts having terms of a year or longer, which allows us to have a consistent and predictable base level of revenue. In addition to a base level of revenue, we are also dependent on media customers where usage of our solutions is more variable. As a result, our revenue is impacted by the amount of media and software download traffic we serve on our network, the rate of adoption of gaming, social media and video platform offerings, the timing and variability of customer-specific one-time events and geopolitical, economic and other developments that impact our customers' businesses. Seasonal variations that impact traffic on our network, such as holiday-related activities, can cause revenue fluctuations from quarter to quarter. Over the longer term, our ability to expand our product portfolio and to effectively manage the prices we charge for our solutions are key factors impacting our revenue growth.

We have observed the following trends related to our revenue in recent years:

•Increased sales of our security solutions have made a significant contribution to revenue growth. We plan to continue to invest in this area with a focus on further enhancing our product portfolio and extending our go-to-market capabilities, particularly in certain markets and through our channel partners.

•Over the past few years, we have experienced increases in the amount of traffic delivered for customers that use our solutions for video, gaming downloads and social media. During 2020, we saw a dramatic increase in traffic growth on our network related to the shutdowns and restrictions from the novel coronavirus, or COVID-19, pandemic. Primarily as a result of the rollback of many pandemic-related restrictions, we have seen the rate of traffic growth during the first

Table of Content
half of 2021, as compared to 2020, moderate. We expect year-over-year traffic and associated revenue growth to continue to moderate during the remainder of 2021, assuming the restrictions experienced in 2020 continue to lessen.

•The prices paid by some of our customers have declined, particularly for website and application delivery solutions, due to contract renewals and large media consolidations, reflecting the impact of competition and volume discounts. In the second quarter of 2021 as compared to the same period in 2020, we experienced a decline in revenue from those solutions due to the above factors and slowing media traffic growth. While we have increased committed recurring revenue from our solutions by upselling incremental solutions to our existing customers and adding new customers to offset the negative trends, we expect revenue challenges from our website and application performance solutions to continue during the remainder of 2021. In addition, there remains uncertainty about the negative impacts of the COVID-19 pandemic on some of our customers and how that uncertainty might impact purchases of our solutions.

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

Expenses

Our level of profitability is also impacted by our expenses, including direct costs to support our revenue such as bandwidth and co-location costs. We have observed the following trends related to our profitability in recent years:

•Our profitability improved in the first half of 2021 and the full year 2020 due to higher overall revenue as well as the effects of cost savings and efficiency initiatives we have undertaken. More recently, we have also benefited from lower travel expenses because of pandemic-related shutdowns and restrictions. In order to maintain our current levels of profitability, we will need to continue to undertake efforts intended to improve the efficiency of operations and ensure that our expense growth does not exceed our revenue growth.

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

•Network build-out and supporting service costs represent another significant portion of our cost of revenue. These costs include maintenance and supporting services incurred as we continue to build-out our global network. We have seen these costs increase recently as a result of our network expansion and pricing pressure from vendors. As we continue to invest in our network, we will need to effectively manage our network build-out and supporting costs.

•We expect to continue to manage our headcount and payroll costs in the future to focus investments on certain areas of the business while maintaining efficient operations in others. We plan to continue to hire employees in support of our strategic initiatives but do not expect overall headcount to increase significantly in 2021 unless we complete one or more significant acquisitions.

•Depreciation expense related to our network equipment also contributes to our overall expense levels. During the first half of 2021, as compared to the same period in 2020, we saw higher depreciation expense due to accelerated deployment of equipment in 2020 to help meet the increased traffic demands arising during the COVID-19 pandemic.

Table of Content
We expect to see higher depreciation expense throughout 2021 to reflect such deployment of equipment. We plan to continue to invest in our network in 2021, although not at the same levels we experienced in 2020, which will further increase our capital expenditures and resulting depreciation expense.

Effective on March 1, 2021, we reorganized into two groups, both of which utilize the Akamai Intelligent Edge Platform and our global sales organization: the Security Technology Group and the Edge Technology Group. These groups are aligned with our product offerings. Revenue from the Security Technology Group was previously reported as revenue from Cloud Security Solutions, and revenue from the Edge Technology Group was previously reported as revenue from content delivery network (CDN) services and all other solutions. The Security Technology Group includes solutions that are designed to keep infrastructure, websites, applications and users safe, while the Edge Technology Group includes solutions that enable business online, including media delivery, web performance and edge computing solutions.

Nearly all of our employees are working remotely due to the COVID-19 pandemic, and we are not requiring employees whose roles do not require in-person presence to perform their jobs to return to offices before May 1, 2022. We have implemented a comprehensive evaluation process to determine whether offices in different locations should be open or closed. Our operations have not been significantly disrupted by the shift to remote working. While we have incurred and expect to continue to incur expenses associated with enabling remote work and reconfiguring work spaces to help ensure the safety and well-being of employees accessing our locations, we do not currently believe those costs will materially impact our financial condition or results of operations.

Results of Operations

The following table sets forth, as a percentage of revenue, consolidated statements of income data for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	37.5	34.8	37.0	35.0
Research and development	9.1	8.1	9.4	8.7
Sales and marketing	13.1	15.5	13.5	15.9
General and administrative	15.7	16.3	16.0	16.5
Amortization of acquired intangible assets	1.4	1.3	1.4	1.3
Restructuring (benefit) charge	(0.2)	—	0.3	0.7
Total costs and operating expenses	76.6	76.0	77.6	78.1
Income from operations	23.4	24.0	22.4	21.9
Interest income	0.6	1.2	0.5	1.1
Interest expense	(2.1)	(2.2)	(2.1)	(2.2)
Other expense, net	(0.1)	(0.2)	(0.1)	(0.4)
Income before provision for income taxes	21.8	22.8	20.7	20.4
Provision for income taxes	(2.1)	(2.3)	(1.8)	(2.1)
Loss from equity method investment	(1.3)	(0.1)	(0.7)	(0.1)
Net income	18.4%	20.4%	18.2%	18.2%

Table of Content
Revenue

Revenue by product group during the periods presented was as follows (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	% Change	% Change at Constant Currency	2021	2020	% Change	% Change at Constant Currency
Security Technology Group	$325,128	$259,316	25.4%	22.2%	$635,347	$499,616	27.2%	24.3%
Edge Technology Group	527,696	535,399	(1.4)	(3.5)	1,060,185	1,059,401	0.1	(1.9)
Total revenue	$852,824	$794,715	7.3%	4.9%	$1,695,532	$1,559,017	8.8%	6.5%

During the three- and six-month periods ended June 30, 2021, the increases in our revenue as compared to the same periods in 2020 were primarily the result of continued strong growth in sales of solutions offered by our Security Technology Group.

The increases in Security Technology Group revenue for the three- and six-month periods ended June 30, 2021, as compared to the same periods in 2020, were due to growth across our security products portfolio, including Bot Manager, Prolexic and our Access Control Product Suite, as well as the performance of our Asavie business, which we acquired in the fourth quarter of 2020.

The decrease in Edge Technology Group revenue for the three-month period ended June 30, 2021, as compared to the same period in 2020, was primarily due to reductions in sales of application performance solutions, partially offset by growth in edge application solutions. The increase in Edge Technology Group revenue for the six-month period ended June 30, 2021, as compared to the same period in 2020, was primarily due to strong traffic growth, driven by over the top, or OTT, video and gaming, as well as strong growth in our edge applications solutions. These increases were partially offset by a reduction in sales of website and application performance solutions.

Revenue derived in the U.S. and internationally during the periods presented was as follows (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	% Change	% Change at Constant Currency	2021	2020	% Change	% Change at Constant Currency
U.S.	$449,553	$443,668	1.3%	1.3%	$912,733	$872,598	4.6%	4.6%
International	403,271	351,047	14.9	9.3	782,799	686,419	14.0	8.9
Total revenue	$852,824	$794,715	7.3%	4.9%	$1,695,532	$1,559,017	8.8%	6.5%

For the three-month period ended June 30, 2021, approximately 47.3% of our revenue was derived from our operations located outside the U.S., compared to 44.2% for the three-month period ended June 30, 2020. For the six-month period ended June 30, 2021, approximately 46.2% of our revenue was derived from our operations located outside the U.S., compared to 44.0% for the six-month period ended June 30, 2020. We have seen strong revenue growth across all our international regions, particularly in our EMEA (Europe, the Middle East and Africa) region. No single country outside the U.S. accounted for 10% or more of revenue during either of these periods. Changes in foreign currency exchange rates impacted our revenue by a favorable $19.4 million and $35.3 million during the three- and six-month periods ended June 30, 2021, respectively, as compared to the same periods in 2020.

Table of Content
Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Bandwidth fees	$54,660	$52,076	5.0%	$107,890	$97,856	10.3%
Co-location fees	43,734	37,013	18.2	86,277	72,402	19.2
Network build-out and supporting services	40,822	33,296	22.6	77,256	63,857	21.0
Payroll and related costs	68,743	63,620	8.1	136,992	129,427	5.8
Stock-based compensation, including amortization of prior capitalized amounts	15,232	13,055	16.7	29,561	26,049	13.5
Depreciation of network equipment	55,601	38,806	43.3	107,497	75,203	42.9
Amortization of internal-use software	41,208	38,938	5.8	81,214	80,592	0.8
Total cost of revenue	$320,000	$276,804	15.6%	$626,687	$545,386	14.9%
As a percentage of revenue	37.5%	34.8%		37.0%	35.0%

The increases in cost of revenue for the three- and six-month periods ended June 30, 2021, as compared to the same periods in 2020, were primarily due to increased investment in our network to support current and anticipated future traffic growth, which resulted in increases to amounts paid for network build-out and supporting services, higher depreciation costs of our network equipment and increases to expenses related to our co-location facilities. Bandwidth fees also increased during these periods due to growth in the amount of traffic served on our network.

During the remainder of 2021, we anticipate depreciation of network equipment to increase due to increased investments in our network to address expected traffic increases as well as reflecting the impact of our equipment deployments in 2020. We plan to continue to focus our efforts on managing our operating margins, including continuing to manage our bandwidth, co-location and network build-out costs.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Payroll and related costs	$112,369	$98,655	13.9%	$225,789	$201,476	12.1%
Stock-based compensation	15,937	11,549	38.0	34,306	23,614	45.3
Capitalized salaries and related costs	(54,475)	(48,957)	11.3	(106,966)	(95,257)	12.3
Other expenses	3,424	2,843	20.4	6,171	5,481	12.6
Total research and development	$77,255	$64,090	20.5%	$159,300	$135,314	17.7%
As a percentage of revenue	9.1%	8.1%		9.4%	8.7%

The increases in research and development expenses during the three- and six-month periods ended June 30, 2021, as compared to the same periods in 2020, were due to increased payroll and related costs, including stock-based compensation, primarily due to headcount growth and the redeployment of some employees to research and development functions from sales and marketing activities as part of our March 2021 reorganization. These increases were partially offset by increases in capitalized salaries and related costs due to continued investment in internal-use software deployed on our network.

Table of Content

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three-month periods ended June 30, 2021 and June 30, 2020, we capitalized $8.4 million and $9.4 million, respectively, of stock-based compensation. During the six-month periods ended June 30, 2021 and June 30, 2020, we capitalized $17.1 million and $17.5 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, which is generally two years, but can be up to seven years based on the software developed and its expected useful life.

We expect research and development costs to increase in the remainder of 2021 to support our innovation initiatives.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Payroll and related costs	$87,955	$94,645	(7.1)%	$181,514	$188,239	(3.6)%
Stock-based compensation	11,547	16,011	(27.9)	24,025	31,746	(24.3)
Marketing programs and related costs	10,297	10,577	(2.6)	18,747	19,714	(4.9)
Other expenses	2,095	2,236	(6.3)	3,962	7,556	(47.6)
Total sales and marketing	$111,894	$123,469	(9.4)%	$228,248	$247,255	(7.7)%
As a percentage of revenue	13.1%	15.5%		13.5%	15.9%

During the three- and six-month periods ended June 30, 2021, as compared to the same periods in 2020, payroll and related costs, including stock-based compensation, decreased as a result of headcount reductions and the redeployment of some employees from sales and marketing functions to research and development activities as a result of our March 2021 reorganization, which established a single global sales organization. Additionally, restrictions associated with the COVID-19 pandemic have resulted in the cancellation or postponement of in-person marketing events and led to a decline in travel expenses such as airfare, lodging and other costs related to in-person customer events and meetings; as a result, we experienced a decrease in sales and marketing expenses during the six-month period ended June 30, 2021, as compared to the same period in 2020.

We expect sales and marketing costs to remain relatively consistent during the remainder of 2021, as compared to the first half of 2021, as we plan to continue to carefully manage costs in our efforts to refine and optimize our go-to-market efforts and improve operating margins.

Table of Content

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Payroll and related costs	$54,974	$49,475	11.1%	$111,424	$98,074	13.6%
Stock-based compensation	16,123	15,377	4.9	32,485	29,334	10.7
Depreciation and amortization	20,489	20,654	(0.8)	41,398	41,119	0.7
Facilities-related costs	24,845	23,898	4.0	49,192	48,570	1.3
Provision for doubtful accounts	971	2,893	(66.4)	711	5,092	(86.0)
Acquisition-related costs	140	62	125.8	204	138	47.8
Legal settlements	—	275	—	—	275	—
Professional fees and other expenses	16,753	17,075	(1.9)	35,596	34,468	3.3
Total general and administrative	$134,295	$129,709	3.5%	$271,010	$257,070	5.4%
As a percentage of revenue	15.7%	16.3%		16.0%	16.5%

The increases in general and administrative expenses for the three- and six-month periods ended June 30, 2021, as compared to the same periods in 2020, were primarily due to increased payroll and related costs, including stock-based compensation, as a result of annual merit increases and headcount growth, partially offset by changes in the provision for doubtful accounts. The provision for doubtful accounts for the three- and six-month periods ended June 30, 2020 included an estimate of the expected impact of the COVID-19 pandemic on our customers’ ability to pay us for services provided; this impact did not recur in the same periods in 2021.

General and administrative expenses for the three- and six-month periods ended June 30, 2021 and 2020 are broken out by category as follows (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Global functions	$53,314	$46,818	13.9%	$109,113	$94,684	15.2%
As a percentage of revenue	6.3%	5.9%		6.4%	6.1%
Infrastructure	79,878	79,677	0.3	160,987	156,897	2.6
As a percentage of revenue	9.4%	10.0%		9.5%	10.1%
Other	1,103	3,214	(65.7)	910	5,489	(83.4)
Total general and administrative	$134,295	$129,709	3.5%	$271,010	$257,070	5.4%
As a percentage of revenue	15.7%	16.3%		16.0%	16.5%

Table of Content
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

During the remainder of 2021, we expect payroll and related costs of our general and administrative functions to increase as compared to 2020 as a result of headcount growth from 2020, but we plan to continue to carefully manage costs to maintain our current operating margin.

Amortization of Acquired Intangible Assets

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Amortization of acquired intangible assets	$12,060	$10,381	16.2%	$23,487	$20,815	12.8%
As a percentage of revenue	1.4%	1.3%		1.4%	1.3%

The increases in amortization of acquired intangible assets for the three- and six-month periods ended June 30, 2021, as compared to the same periods in 2020, were the result of amortization of assets related to our recent acquisitions. Based on our intangible assets at June 30, 2021, we expect amortization of acquired intangible assets to be approximately $24.2 million for the remainder of 2021, and $44.3 million, $36.9 million, $29.2 million and $23.7 million for 2022, 2023, 2024 and 2025, respectively.

Restructuring (Benefit) Charge

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Restructuring (benefit) charge	$(2,114)	$(167)	1,165.9%	$5,002	$10,418	(52.0)%
As a percentage of revenue	(0.2)%	—%		0.3%	0.7%

The restructuring benefit for the three-month period ended June 30, 2021, as compared to the same period in 2020, primarily reflects the release of a lease obligation for a facility previously exited as part of management actions initiated in late 2019. The restructuring charge for the six-month period ended June 30, 2021, as compared to the same period in 2020, relates to management actions initiated in the fourth quarter of 2020 to better position us to become more agile in delivering our solutions, partially offset by the reduction of the lease obligation. The restructuring charge for this 2020 action predominantly consists of the costs severance payments and related benefits, as well as internal-use software charges. We do not expect to incur any material additional restructuring charges related to these actions.

The restructuring (benefit) charges for the three- and six-month periods ended June 30, 2020 were primarily the result of management actions initiated in the fourth quarter of 2019 to focus on investments having the potential to accelerate revenue growth. The restructuring charges relate to certain headcount reductions and an impairment of a right-of-use asset related to the exit of a leased facility. We do not expect material additional restructuring charges related to these actions.

Table of Content
Non-Operating Income (Expense)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Interest income	$4,736	$9,502	(50.2)%	$9,314	$16,545	(43.7)%
As a percentage of revenue	0.6%	1.2%		0.5%	1.1%
Interest expense	$(18,037)	$(17,249)	4.6%	$(35,871)	$(34,454)	4.1%
As a percentage of revenue	(2.1)%	(2.2)%		(2.1)%	(2.2)%
Other expense, net	$(811)	$(1,603)	(49.4)%	$(1,628)	$(5,711)	(71.5)%
As a percentage of revenue	(0.1)%	(0.2)%		(0.1)%	(0.4)%

For the periods presented, interest income primarily consisted of interest earned on invested cash balances and marketable securities. The decreases in interest income for the three- and six-month periods ended June 30, 2021, as compared to the same periods in 2020, were primarily the result of investing in marketable securities at lower rates of return due to lower market interest rates in 2021 as compared to the same periods in 2020.

Interest expense is related to our debt transactions, which are described in Note 7 to the consolidated financial statements.

Other expense, net primarily represents net foreign exchange gains and losses mainly due to foreign exchange rate fluctuations on intercompany transactions and other non-operating expense and income items. The fluctuation in other expense, net for the three- and six-month periods ended June 30, 2021, as compared to the same periods in 2020, is primarily due to the unfavorable impact of changes in foreign currency exchange rates.

Provision for Income Taxes

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Provision for income taxes	$(18,009)	$(18,671)	(3.5)%	$(29,907)	$(32,963)	(9.3)%
As a percentage of revenue	(2.1)%	(2.3)%		(1.8)%	(2.1)%
Effective income tax rate	(9.7)%	(10.3)%		(8.5)%	(10.3)%

For the three- and six-month periods ended June 30, 2021, as compared to the same periods in 2020, our provision for income taxes decreased due to an increase in foreign income taxed at lower rates and the revaluation of certain foreign income tax liabilities due to foreign exchange rate fluctuations. These amounts were partially offset by an increase in profitability.

For the three- and six-month periods ended June 30, 2021, our effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation, the revaluation of certain foreign income tax liabilities due to foreign exchange rate fluctuations and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by non-deductible stock-based compensation and state taxes.

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

Table of Content
Loss from Equity Method Investment

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Loss from equity method investment	$(10,816)	$(493)	2,093.9%	$(11,514)	$(1,115)	932.6%
As a percentage of revenue	(1.3)%	(0.1)%		(0.7)%	(0.1)%

The amounts reflected in loss from equity method investment relate to recognition of our share of losses from our investment with Mitsubishi UFJ Financial Group in a joint venture, Global Open Network, Inc., or GO-NET. GO-NET operates a new blockchain-based online payment network. The increases in our share of GO-NET's losses during the three- and six-month periods ended June 30, 2021 include our share of the long-lived asset impairment of certain technology recorded in the joint venture's financial statements. We expect to record additional losses in 2021 and beyond as GO-NET continues executing on the early stages of its business plan.

Non-GAAP Financial Measures

In addition to providing financial measurements based on GAAP, we provide additional financial metrics that are not prepared in accordance with GAAP, or non-GAAP financial measures. Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes, to measure executive compensation and to evaluate our financial performance. These non-GAAP financial measures are non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income, non-GAAP net income per share, Adjusted EBITDA, Adjusted EBITDA margin, capital expenditures and impact of foreign currency exchange rates, as discussed below.

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

Table of Content
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

Table of Content

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Income from operations	$199,434	$190,429	$381,798	$342,759
Amortization of acquired intangible assets	12,060	10,381	23,487	20,815
Stock-based compensation	50,481	49,191	104,786	96,684
Amortization of capitalized stock-based compensation and capitalized interest expense	9,840	8,038	18,438	16,627
Restructuring (benefit) charge	(2,114)	(167)	5,002	10,418
Acquisition-related costs	140	62	204	138
Legal settlements	—	275	—	275
Non-GAAP income from operations	$269,841	$258,209	$533,715	$487,716

GAAP operating margin	23%	24%	23%	22%
Non-GAAP operating margin	32%	32%	31%	31%

The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$156,497	$161,915	$312,192	$285,061
Amortization of acquired intangible assets	12,060	10,381	23,487	20,815
Stock-based compensation	50,481	49,191	104,786	96,684
Amortization of capitalized stock-based compensation and capitalized interest expense	9,840	8,038	18,438	16,627
Restructuring (benefit) charge	(2,114)	(167)	5,002	10,418
Acquisition-related costs	140	62	204	138
Legal settlements	—	275	—	275
Amortization of debt discount and issuance costs	16,460	15,677	32,717	31,310
Loss from equity method investment	10,816	493	11,514	1,115
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(21,428)	(19,347)	(47,774)	(39,792)
Non-GAAP net income	$232,752	$226,518	$460,566	$422,651

Table of Content
The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
GAAP net income per diluted share	$0.94	$0.98	$1.88	$1.74
Amortization of acquired intangible assets	0.07	0.06	0.14	0.13
Stock-based compensation	0.30	0.30	0.63	0.59
Amortization of capitalized stock-based compensation and capitalized interest expense	0.06	0.05	0.11	0.10
Restructuring (benefit) charge	(0.01)	—	0.03	0.06
Acquisition-related costs	—	—	—	—
Legal settlements	—	—	—	—
Amortization of debt discount and issuance costs	0.10	0.10	0.20	0.19
Loss from equity method investment	0.07	—	0.07	0.01
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.13)	(0.12)	(0.29)	(0.24)
Adjustment for shares(1)	0.02	0.01	0.03	0.01
Non-GAAP net income per diluted share (2)	$1.42	$1.38	$2.80	$2.58

Shares used in GAAP per diluted share calculations	166,263	164,768	165,976	164,226
Impact of benefit from note hedge transactions(1)	(1,782)	(653)	(1,369)	(326)
Shares used in non-GAAP per diluted share calculations(1)	164,481	164,115	164,607	163,900

(1) Shares used in non-GAAP per diluted share calculations have been adjusted for the periods presented for the benefit of our note hedge transactions. During the periods presented Akamai's average stock price was in excess of $95.10, which is the initial conversion price of our convertible senior notes due in 2025. See further definition below.
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

Table of Content
The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$156,497	$161,915	$312,192	$285,061
Interest income	(4,736)	(9,502)	(9,314)	(16,545)
Provision for income taxes	18,009	18,671	29,907	32,963
Depreciation and amortization	115,860	97,163	227,344	194,348
Amortization of capitalized stock-based compensation and capitalized interest expense	9,840	8,038	18,438	16,627
Amortization of acquired intangible assets	12,060	10,381	23,487	20,815
Stock-based compensation	50,481	49,191	104,786	96,684
Restructuring (benefit) charge	(2,114)	(167)	5,002	10,418
Acquisition-related costs	140	62	204	138
Legal settlements	—	275	—	275
Interest expense	18,037	17,249	35,871	34,454
Loss from equity method investment	10,816	493	11,514	1,115
Other expense, net	811	1,603	1,628	5,711
Adjusted EBITDA	$385,701	$355,372	$761,059	$682,064

Adjusted EBITDA margin	45%	45%	45%	44%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of June 30, 2021, our cash, cash equivalents and marketable securities, which primarily consisted of corporate bonds, totaled $2.6 billion. Factoring in the $2.3 billion in principal amount of convertible senior notes we have outstanding, our net cash at June 30, 2021 was $281.1 million. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy is also designed to limit the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

Table of Content
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

As of June 30, 2021, we had cash and cash equivalents of $401.0 million held in accounts outside the U.S. The Tax Cuts and Jobs Act establishes a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact. As a result, our liquidity is not expected to be materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Six Months Ended June 30,
(in thousands)	2021	2020
Net income	$312,192	$285,061
Non-cash reconciling items included in net income	427,568	385,980
Changes in operating assets and liabilities	(111,834)	(149,107)
Net cash provided by operating activities	$627,926	$521,934

The increase in cash provided by operating activities for the six-month period ended June 30, 2021, as compared to the same period in 2020, was primarily due to increased profitability and timing of payments from customers, partially offset by the timing of tax payments.

Cash Used in Investing Activities

	For the Six Months Ended June 30,
(in thousands)	2021	2020
Cash (paid) received for business acquisition, net of cash acquired	$(15,638)	$106
Cash paid for asset acquisition	—	(36,376)
Purchases of property and equipment and capitalization of internal-use software development costs	(319,288)	(335,668)
Net marketable securities activity	139,210	171,484
Other investing activity	(212)	79
Net cash used in investing activities	$(195,928)	$(200,375)

The decrease in cash used in investing activities during the six-month period ended June 30, 2021, as compared to the same period in 2020, was driven by a reduction in cash paid for acquisitions and a decrease in purchases of property and equipment as we slowed expansion of our network as compared to 2020.

Table of Content
Cash Used in Financing Activities

	For the Six Months Ended June 30,
(in thousands)	2021	2020
Activity related to stock-based compensation	$(45,138)	$(34,125)
Repurchases of common stock	(154,416)	(107,880)
Other financing activities	(67)	—
Net cash used in financing activities	$(199,621)	$(142,005)

The increase in cash used in financing activities during the six-month period ended June 30, 2021, as compared to the same period in 2020, was primarily the result of increased share repurchases. Effective November 2018, our board of directors authorized a $1.1 billion share repurchase program through December 2021. Our goals for the share repurchase program are to offset the dilution created by our employee equity compensation programs and provide the flexibility to return capital to shareholders as business and market conditions warrant. As of June 30, 2021, $417.5 million remains available for future share repurchases under this repurchase program.

During the six-month period ended June 30, 2021, we repurchased 1.5 million shares of common stock at a weighted average price of $105.60 per share for an aggregate of $154.4 million. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. There were no outstanding borrowings under the Credit Agreement as of June 30, 2021.

Table of Content
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

Contractual Obligations

Our principal commitments consist of service agreements with various vendors for bandwidth usage, obligations under leases with co-location facilities for data center capacity, obligations under leases for office space and open vendor purchase orders. Our minimum commitments related to bandwidth usage and co-location leases may vary from period to period depending on the timing and length of contract renewals with our vendors. As of June 30, 2021, there have been no significant changes in our future non-cancelable minimum payments under these commitments from those reported in our annual report on Form 10-K for the year ended December 31, 2020, other than normal period-to-period variations.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 13 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2020 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the six months ended June 30, 2021 was determined to be immaterial.

As of June 30, 2021, we did not have any additional material off-balance sheet arrangements.

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

Table of Content
Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our consolidated statements of income within other expense, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the six months ended June 30, 2021. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of June 30, 2021, there was one customer with an accounts receivable balance greater than 10% of our accounts receivable. As of December 31, 2020, no customer had an accounts receivable balance greater than 10% of our accounts receivable. We believe that at June 30, 2021, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

We are party to litigation that we consider routine and incidental to our business. We do not currently expect the results of any of these litigation matters to have a material effect on our business, results of operations, financial condition or cash flows.

Table of Content

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

We have experienced revenue declines in recent quarters from our web performance solutions and expect this trend to continue because of increasing pricing pressure due to competition and business conditions affecting many of our customers. In 2020, many of these customers faced significant disruptions to their business as a result of the international public health emergency associated with the COVID-19 pandemic. The economic fallout from the pandemic has continued into 2021, particularly outside the United States, and could have consequences across many industries, including additional bankruptcies, continued reductions in technology spending and economic recession. Any of these circumstances would negatively impact our revenues.

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

Table of Content
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

If we do not develop or acquire new solutions that are attractive to enterprises, our revenue and operating results could be adversely affected.

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

Table of Content

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

We are reliant on large media and other customers to direct traffic to our network for a significant part of our revenues. In the past, some of those customers have determined that it is better for them to employ a “do-it-yourself” or “DIY” strategy by putting in place equipment, software and other technology solutions for content and application delivery and security protection within their internal systems instead of using our solutions for some or all of their needs. Essentially, this is another form of competition for us. As the amount of money a customer spends with us increases, the risk that they will seek alternative solutions such as DIY or a multi-vendor policy likewise increases. If additional large customers shift to this model, traffic on our network and our contracted revenue commitments would decrease, which would negatively impact our business, profitability, financial condition, results of operations and cash flows.

Cybersecurity breaches and attacks on us, as well as steps we need to take in an effort to prevent them, could lead to significant costs and disruptions that would harm our business, financial results and reputation.

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

The complexities in managing the security profile of a distributed network with vast scale and geographic reach that evolves to incorporate new capabilities expose us to both known and unknown vulnerabilities. We have discovered vulnerabilities in software used in our technology and may have other undiscovered ones. These vulnerabilities, resident in either software or configurations, may persist for extended periods of time. Our ability to detect vulnerabilities could be particularly limited during extraordinary events, such as the COVID-19 pandemic, where more staff are working remotely and dealing with unusual distractions. Similar security risks exist with respect to acquired companies, our business partners and the third-party vendors that we rely on for aspects of our information technology support services and administrative functions. As

Table of Content
a result, we are subject to risks that the activities of our business partners and third-party vendors may adversely affect our business even if an attack or breach does not directly target our systems.

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

Our solutions are highly complex and are designed to be deployed in and across numerous large and complex networks that we do not control. From time to time, we have needed to correct errors and defects in the proprietary and open-source software that underlies our platform that have given rise to service incidents, outages and disruptions or otherwise impacted our operations. We could face loss of customers as a result of recent and any future incidents as they seek alternative or supplemental providers. We have also periodically experienced customer dissatisfaction with the quality of some of our media delivery and other services, which has led to loss of business and could lead to loss of customers in the future. While we have robust quality control processes in place, there may be additional errors and defects in our software and open-source software that we leverage that may adversely affect our operations. We may not have in place adequate quality assurance procedures to ensure that we detect errors in our software and open-source software we use in a timely manner, and we may have insufficient resources to efficiently address multiple service incidents happening simultaneously or in rapid succession. In light of recent incidents, we may increase investment in improving our processes and systems. If we are unable to efficiently and cost-effectively fix errors or other problems that we identify and improve the quality of our solutions or systems, or if there are unidentified errors that allow persons to improperly access our services or systems, we could experience litigation, the need to issue credits to customers, loss of revenue and market share, damage to our reputation, diversion of management attention, increased expenses and reduced profitability.

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

Table of Content
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

Table of Content
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

Our future operating results will depend on our ability to manage our operations. As a result of the diversification of our business, personnel growth, increased usage of alternative working arrangements, acquisitions and international expansion in recent years, many of our employees are now based outside of our Cambridge, Massachusetts headquarters; however, most key management decisions are made by a relatively small group of individuals based primarily at our headquarters. If we are unable to appropriately increase management depth, enhance succession planning and decentralize our decision-making at a pace commensurate with our actual or desired growth rates, we may not be able to achieve our financial or operational goals. It is also important to our continued success that we hire qualified personnel, properly train them and manage out poorly-performing personnel, all while maintaining our corporate culture and spirit of innovation. If we are not successful in these efforts, our growth and operations could be adversely affected. With the restrictions on businesses intended to curb the spread of the COVID-19 virus, nearly all of our employees worldwide have been working remotely since the first quarter of 2020. A longer-term continuation of pandemic-based restrictions could, among other things, negatively impact employee morale and productivity, inhibit our ability to hire and train new employees and impede our ability to support customers at the levels they expect. As a result, our business could suffer.

Table of Content
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

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, or changes in tax laws, regulations or accounting principles, as well as certain discrete items such as equity-related compensation. In particular, in July 2021, a global consortium of countries proposed establishing a new framework for international tax reform; if implemented, such reform could increase our tax liabilities and reduce our profitability. We have recorded certain tax reserves to address potential exposures involving our income tax and sales and use tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. We are currently subject to tax audits in various jurisdictions including the Commonwealth of Massachusetts. In the second quarter of 2018, we filed an appeal with the Massachusetts Appellate Tax Board, or MATB, contesting adverse audit findings relating to our eligibility to claim certain tax benefits and exemptions. In July 2020, the MATB ruled in our favor; however the decision is eligible for appeal by the Massachusetts Department of Revenue. If the ultimate outcome of the potential appeal and other audits are adverse to us, our reserves may not be adequate to cover our total actual liability, and we would need to take a financial charge. Although we believe our estimates, our reserves and the positions we have taken in all jurisdictions are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

Laws and regulations that apply to the internet related to, among other things, content liability, security requirements, law enforcement access to information, critical infrastructure, data localization requirements and restrictions on social media or other content could pose risks to our revenues, intellectual property and customer relationships as well as increase expenses or create other disadvantages to our business. Section 230 of the U.S. Communications Decency Act, often referred to as Section 230, gives websites that host user-generated content broad protection from legal liability for content posted on their sites. Proposals to repeal or amend Section 230 could expose us to greater legal liability in the conduct of our business. Our Acceptable Use Policy prohibits customers from using our network to deliver illegal or inappropriate content; if customers violate that policy, we may nonetheless face reputational damage or lawsuits related to their content. Regulations have been enacted or proposed in a number of countries that limit the delivery of certain types of content into those countries; these include restrictions adopted in India in 2020 prohibiting access to identified Chinese applications (which caused a reduction in revenue to us). Enactment and expansion of such laws and regulations would negatively impact our revenues. Interpretations of laws or regulations that would subject us to regulatory supervision or, in the alternative, require us to exit a line of business or a country, could lead to loss of significant revenues and have a negative impact on the quality of our solutions. As noted with privacy compliance above, engineering efforts to build new capabilities to facilitate compliance with law enforcement access requirements, content access restrictions, or other regulations could require us to take on substantial expense and divert engineering resources from other projects. These circumstances could harm our profitability.

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

Table of Content
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
•announcements by competitors;
•activism by any single large stockholder or combination of stockholders or rumors about such activity;
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

Table of Content
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the second quarter of 2021 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
April 1, 2021 – April 30, 2021	330,686	$105.15	330,686	$478,879
May 1, 2021 – May 31, 2021	269,098	111.31	269,098	448,924
June 1, 2021 – June 30, 2021	270,508	116.26	270,508	417,476
Total	870,292	$110.51	870,292	$417,476

(1)Information is based on settlement dates of repurchase transactions.
(2)Consists of shares of our common stock, par value $0.01 per share.
(3)Includes commissions paid.
(4)Effective November 2018, our board of directors authorized a $1.1 billion repurchase program through December 2021.

Table of Content
Item 6. Exhibits

Exhibit 10.1
Amended and Restated Akamai Technologies, Inc. 2013 Stock Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 21999675) filed with the Securities and Exchange Commission on June 7, 2021)

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020, (iv) Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 and (vi) Notes to Unaudited Consolidated Financial Statements.

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

August 6, 2021	By:	/s/ Edward McGowan
Edward McGowan
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)