Form 10-Q
period 2021-09-30
AKAMAI TECHNOLOGIES INC
filed 2021-11-08
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 2, 2021: 162,479,916

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data) (unaudited)	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,264,590	$352,917
Marketable securities	652,695	745,156
Accounts receivable, net of reserves of $2,268 and $1,822 at September 30, 2021, and December 31, 2020, respectively	660,092	660,052
Prepaid expenses and other current assets	184,503	171,406
Total current assets	2,761,880	1,929,531
Marketable securities	835,074	1,398,802
Property and equipment, net	1,543,301	1,478,272
Operating lease right-of-use assets	821,033	793,945
Acquired intangible assets, net	203,596	234,724
Goodwill	1,680,496	1,674,371
Deferred income tax assets	136,305	106,918
Other assets	133,790	147,567
Total assets	$8,115,475	$7,764,130

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(in thousands, except share data) (unaudited)	September 30, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,305	$118,546
Accrued expenses	376,036	380,468
Deferred revenue	83,371	76,600
Operating lease liabilities	164,559	154,801
Other current liabilities	9,169	27,755
Total current liabilities	731,440	758,170
Deferred revenue	5,355	5,262
Deferred income tax liabilities	35,333	37,458
Convertible senior notes	1,958,558	1,906,707
Operating lease liabilities	722,294	715,404
Other liabilities	80,050	89,833
Total liabilities	3,533,030	3,512,834
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 164,733,227 shares issued and 162,424,440 shares outstanding at September 30, 2021, and 162,709,720 shares issued and outstanding at December 31, 2020	1,647	1,627
Additional paid-in capital	3,789,623	3,664,820
Accumulated other comprehensive loss	(53,726)	(20,201)
Treasury stock, at cost, 2,308,787 shares at September 30, 2021, and no shares at December 31, 2020	(251,257)	—
Retained earnings	1,096,158	605,050
Total stockholders’ equity	4,582,445	4,251,296
Total liabilities and stockholders’ equity	$8,115,475	$7,764,130

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data) (unaudited)	2021	2020	2021	2020
Revenue	$860,333	$792,845	$2,555,865	$2,351,862
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	316,866	283,439	943,553	828,825
Research and development	82,899	66,773	242,199	202,087
Sales and marketing	108,514	122,749	336,762	370,004
General and administrative	134,265	128,365	405,275	385,435
Amortization of acquired intangible assets	11,959	10,340	35,446	31,155
Restructuring charge	565	21	5,567	10,439
Total costs and operating expenses	655,068	611,687	1,968,802	1,827,945
Income from operations	205,265	181,158	587,063	523,917
Interest income	2,872	6,307	12,186	22,852
Interest expense	(18,144)	(17,324)	(54,015)	(51,778)
Other income (expense), net	3,635	(2,158)	2,007	(7,869)
Income before provision for income taxes	193,628	167,983	547,241	487,122
Provision for income taxes	(13,648)	(8,801)	(43,555)	(41,764)
Loss from equity method investment	(1,064)	(559)	(12,578)	(1,674)
Net income	$178,916	$158,623	$491,108	$443,684
Net income per share:
Basic	$1.10	$0.97	$3.01	$2.73
Diluted	$1.08	$0.95	$2.96	$2.69
Shares used in per share calculations:
Basic	162,767	162,757	162,967	162,387
Diluted	166,318	166,519	166,090	164,990

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands) (unaudited)	2021	2020	2021	2020
Net income	$178,916	$158,623	$491,108	$443,684
Other comprehensive (loss) income:
Foreign currency translation adjustments	(21,160)	13,177	(28,444)	(7,292)
Change in unrealized (loss) gain on investments, net of income tax benefit (provision) of $353, $559, $1,700, and $(3,120) for the three and nine months ended September 30, 2021 and 2020, respectively	(1,009)	(1,724)	(5,081)	6,582
Other comprehensive (loss) income	(22,169)	11,453	(33,525)	(710)
Comprehensive income	$156,747	$170,076	$457,583	$442,974

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(in thousands) (unaudited)	2021	2020
Cash flows from operating activities:
Net income	$491,108	$443,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	408,933	350,681
Stock-based compensation	153,804	146,901
Benefit for deferred income taxes	(30,335)	(22,548)
Amortization of debt discount and issuance costs	49,284	47,057
Other non-cash reconciling items, net	12,015	16,284
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(15,225)	(85,439)
Prepaid expenses and other current assets	(15,099)	(21,380)
Accounts payable and accrued expenses	(16,263)	49,818
Deferred revenue	8,263	14,803
Other current liabilities	(17,958)	(1,638)
Other non-current assets and liabilities	(10,864)	(14,316)
Net cash provided by operating activities	1,017,663	923,907
Cash flows from investing activities:
Cash (paid) received for business acquisitions, net of cash acquired	(15,638)	106
Cash paid for asset acquisition	—	(36,376)
Purchases of property and equipment	(265,131)	(395,793)
Capitalization of internal-use software development costs	(170,404)	(168,634)
Purchases of short- and long-term marketable securities	(611,732)	(1,153,526)
Proceeds from sales of short- and long-term marketable securities	438,370	29,809
Proceeds from maturities of short- and long-term marketable securities	823,255	1,301,354
Other, net	(1,665)	(1,980)
Net cash provided by (used in) investing activities	197,055	(425,040)
Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock plans	46,942	45,812
Employee taxes paid related to net share settlement of stock-based awards	(88,195)	(77,299)
Repurchases of common stock	(251,257)	(121,078)
Other, net	(268)	—
Net cash used in financing activities	(292,778)	(152,565)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(9,228)	3,535
Net increase in cash, cash equivalents and restricted cash	912,712	349,837
Cash, cash equivalents and restricted cash at beginning of period	353,466	394,146
Cash, cash equivalents and restricted cash at end of period	$1,266,178	$743,983

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Nine Months Ended September 30,
(in thousands) (unaudited)	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received of $14,261 and $16,674 for the nine months ended September 30, 2021 and 2020, respectively	$82,003	$31,634
Cash paid for interest expense	5,031	5,235
Cash paid for operating lease liabilities	167,457	144,322
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	173,427	128,177
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	56,401	48,357
Capitalization of stock-based compensation	28,271	28,487

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,264,590	$742,521
Restricted cash	1,588	1,462
Cash, cash equivalents and restricted cash	$1,266,178	$743,983

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended September 30, 2021
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2021	163,018,768	$1,645	$3,743,743	$(31,557)	$(154,416)	$917,242	$4,476,657
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	252,204	2	(11,868)				(11,866)
Stock-based compensation			57,748				57,748
Repurchases of common stock	(846,532)				(96,841)		(96,841)
Net income						178,916	178,916
Foreign currency translation adjustment				(21,160)			(21,160)
Change in unrealized loss on investments, net of tax				(1,009)			(1,009)
Balance at September 30, 2021	162,424,440	$1,647	$3,789,623	$(53,726)	$(251,257)	$1,096,158	$4,582,445

	Three Months Ended September 30, 2020
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2020	162,630,477	$1,638	$3,734,787	$(57,307)	$(107,880)	$333,057	$3,904,295
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	289,304	3	(13,390)				(13,387)
Stock-based compensation			59,831				59,831
Repurchases of common stock	(119,997)				(13,198)		(13,198)
Net income						158,623	158,623
Foreign currency translation adjustment				13,177			13,177
Change in unrealized loss on investments, net of tax				(1,724)			(1,724)
Balance at September 30, 2020	162,799,784	$1,641	$3,781,228	$(45,854)	$(121,078)	$491,680	$4,107,617

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Nine Months Ended September 30, 2021
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2021	162,709,720	$1,627	$3,664,820	$(20,201)	$—	$605,050	$4,251,296
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,665,123	16	(88,763)				(88,747)
Issuance of common stock under employee stock purchase plan	358,384	4	31,527				31,531
Stock-based compensation			182,039				182,039
Repurchases of common stock	(2,308,787)				(251,257)		(251,257)
Net income						491,108	491,108
Foreign currency translation adjustment				(28,444)			(28,444)
Change in unrealized loss on investments, net of tax				(5,081)			(5,081)
Balance at September 30, 2021	162,424,440	$1,647	$3,789,623	$(53,726)	$(251,257)	$1,096,158	$4,582,445

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Nine Months Ended September 30, 2020
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance as of January 1, 2020	162,000,843	$1,620	$3,653,486	$(45,144)	$—	$47,996	$3,657,958
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,667,888	17	(76,696)				(76,679)
Issuance of common stock under employee stock purchase plan	393,921	4	29,166				29,170
Stock-based compensation			175,272				175,272
Repurchases of common stock	(1,262,868)				(121,078)		(121,078)
Net income						443,684	443,684
Foreign currency translation adjustment				(7,292)			(7,292)
Change in unrealized gain on investments, net of tax				6,582			6,582
Balance as of September 30, 2020	162,799,784	$1,641	$3,781,228	$(45,854)	$(121,078)	$491,680	$4,107,617

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides solutions to power and protect content and business applications over the internet. Its globally-distributed platform is comprised of more than 325,000 servers in over 130 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company currently operates in one industry segment: providing cloud services for delivering, optimizing and securing content and business applications over the internet.

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed in, or omitted from, these interim financial statements. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 26, 2021. The December 31, 2020 consolidated balance sheet included herein is derived from the Company's audited consolidated financial statements.

The results of operations presented in this quarterly report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for any future periods. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of the results of all interim periods reported herein.

Recent Accounting Pronouncements

Convertible Instruments and Contracts in an Entity's Own Equity

In August 2020, the Financial Accounting Standards Board ("FASB") issued guidance that is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The Company will adopt this guidance on January 1, 2022 on a modified retrospective basis.

Upon adoption, the convertible senior notes included on the Company's consolidated balance sheet will more closely reflect the principal amounts. Initially, the Company separated its convertible senior notes into a liability and equity component. The equity portion will be eliminated, such that convertible senior notes will increase and additional paid-in capital will decrease on the consolidated balance sheet. With the elimination of the debt discount created by the equity component, amortization of the debt discount will also be eliminated, which will have the impact of decreasing interest expense and increasing net income. Refer to Note 7 to the condensed consolidated financial statements for additional information regarding the initial accounting for the notes and balances as of September 30, 2021.

The new guidance also impacts the accounting for diluted net income per share, which the Company is continuing to evaluate, along with finalizing all impacts of adopting this new standard on its consolidated financial statements.

Business Combinations

In October 2021, the FASB issued guidance which requires contract assets and contract liabilities from contracts with customers that are acquired in a business combination to be recognized and measured as if the acquirer had originated the original contract. Previously, contract assets and contract liabilities were measured at fair value. The Company plans to early adopt this guidance in the fourth quarter of 2021, which will require retrospective adoption to all business combinations completed on or after January 1, 2021, and prospectively to all business combinations occurring after adoption. The adoption will not have a material impact to the Company's results of operations in 2021.

2. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of September 30, 2021 and December 31, 2020 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of September 30, 2021
Commercial paper	$79,744	$2	$(9)	$79,737	$79,737	$—
Corporate bonds	1,097,056	3,100	(378)	1,099,778	507,238	592,540
U.S. government agency obligations	285,903	44	(122)	285,825	64,951	220,874
	$1,462,703	$3,146	$(509)	$1,465,340	$651,926	$813,414

As of December 31, 2020
Commercial paper	$46,931	$13	$(8)	$46,936	$46,936	$—
Corporate bonds	1,628,462	9,482	(262)	1,637,682	607,403	1,030,279
Municipal securities	3,495	—	(6)	3,489	—	3,489
U.S. government agency obligations	435,653	329	(63)	435,919	89,951	345,968
	$2,114,541	$9,824	$(339)	$2,124,026	$744,290	$1,379,736

The Company offers certain eligible employees the ability to participate in a non-qualified deferred compensation plan. The mutual funds held by the Company that are associated with this plan are classified as restricted trading securities. These securities are not included in the available-for-sale securities table above but are included in marketable securities in the condensed consolidated balance sheets.

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the condensed consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the condensed consolidated statements of income. As of September 30, 2021, the Company held for investment one corporate bond with a fair value of $1.5 million, which was classified as an available-for-sale marketable security that had been in a continuous unrealized loss position for more than 12 months. The unrealized loss is attributed to changes in interest rates. Based on available evidence, the Company does not believe any unrealized losses represent other than temporary impairments.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets as of September 30, 2021 and December 31, 2020 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
As of September 30, 2021
Cash Equivalents and Marketable Securities:
Money market funds	$1,784	$1,784	$—
Commercial paper	121,537	—	121,537
Corporate bonds	1,099,778	—	1,099,778
U.S. government agency obligations	302,525	—	302,525
Mutual funds	22,429	22,429	—
	$1,548,053	$24,213	$1,523,840

As of December 31, 2020
Cash Equivalents and Marketable Securities:
Money market funds	$74,417	$74,417	$—
Commercial paper	75,785	—	75,785
Corporate bonds	1,637,682	—	1,637,682
Municipal securities	3,489	—	3,489
U.S. government agency obligations	435,919	—	435,919
Mutual funds	19,932	19,932	—
	$2,247,224	$94,349	$2,152,875

As of September 30, 2021 and December 31, 2020, the Company grouped money market funds and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of September 30, 2021 and December 31, 2020, the Company grouped commercial paper, U.S. government agency obligations, corporate bonds and municipal securities using a Level 2 valuation because quoted prices for similar assets in active markets (or identical assets in an inactive market) are available. The Company did not have any transfers of assets between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the nine months ended September 30, 2021.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021	December 31, 2020
Due in 1 year or less	$651,926	$744,290
Due after 1 year through 5 years	813,414	1,379,736
	$1,465,340	$2,124,026

3. Accounts Receivable

Net accounts receivable consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Trade accounts receivable	$479,267	$473,474
Unbilled accounts receivable	183,093	188,400
Gross accounts receivable	662,360	661,874
Allowances for current expected credit losses and other reserves	(2,268)	(1,822)
Accounts receivable, net	$660,092	$660,052

The following table summarizes the activity of the Company's allowance for current expected credit losses and other reserves during the nine months ended September 30, 2021 and 2020 (in thousands):

	September 30, 2021	September 30, 2020
Beginning balance	$1,822	$1,880
Charges to income from operations	3,510	10,354
Collections from customers previously reserved and other	(3,064)	(8,538)
Ending balance	$2,268	$3,696

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

4. Incremental Costs to Obtain a Contract with a Customer

The following table summarizes the deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Deferred costs included in prepaid and other current assets	$42,299	$54,516
Deferred costs included in other assets	27,551	23,200
Total deferred costs	$69,850	$77,716

The following table summarizes additional information related to incremental costs to obtain a contract with a customer for each of the three and nine month periods ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization expense related to deferred costs	$14,901	$14,816	$43,304	$45,007
Incremental costs capitalized	$13,164	$16,550	$36,957	$39,925

Amortization expense related to deferred costs is primarily included in sales and marketing expense in the condensed consolidated statements of income.

5. Acquired Intangible Assets and Goodwill

Acquired intangible assets that are subject to amortization consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$179,254	$(123,963)	$55,291	$172,346	$(111,435)	$60,911
Customer-related intangible assets	355,189	(208,798)	146,391	358,032	(186,733)	171,299
Non-compete agreements	353	(170)	183	373	(77)	296
Trademarks and trade names	7,647	(5,916)	1,731	7,658	(5,440)	2,218
Acquired license rights	490	(490)	—	490	(490)	—
Total	$542,933	$(339,337)	$203,596	$538,899	$(304,175)	$234,724

Aggregate expense related to amortization of acquired intangible assets for the three and nine months ended September 30, 2021 was $12.0 million and $35.4 million, respectively. Aggregate expense related to amortization of acquired intangible assets for the three and nine months ended September 30, 2020 was $10.3 million and $31.2 million, respectively. Based on the Company’s acquired intangible assets as of September 30, 2021, aggregate expense related to amortization of acquired intangible assets is expected to be $12.1 million for the remainder of 2021, and $44.3 million, $36.9 million, $29.2 million and $23.7 million for 2022, 2023, 2024 and 2025, respectively.

The change in the carrying amount of goodwill for the nine months ended September 30, 2021 was as follows (in thousands):

Balance as of January 1, 2021	$1,674,371
Acquisition of Inverse, Inc.	10,741
Measurement period adjustments related to acquisitions completed in prior years	(267)
Foreign currency translation	(4,349)
Balance as of September 30, 2021	$1,680,496

The Company tests goodwill for impairment at least annually. Through the date the interim condensed consolidated financial statements were issued, no triggering events had occurred that would indicate a potential impairment exists.

6. Acquisitions

Guardicore

In September 2021, the Company announced its intention to acquire Guardicore Ltd. ("Guardicore"), for approximately $600.0 million, net of cash acquired and subject to post-closing adjustments. Guardicore's micro-segmentation solution is designed to limit user access to only those applications that are authorized to communicate with each other, thereby limiting the spread of malware and protecting the flow of enterprise data across the network. The acquisition is intended to enhance the Company's security portfolio with the addition of Guardicore's micro-segmentation technology. The acquisition closed in October 2021. Due to the limited time since the acquisition date, and the size and complexity of the transaction, the accounting for the business combination is not yet complete as of the filing of these condensed consolidated financial statements. The Company is not able to provide the allocation of consideration paid to the assets acquired or liabilities assumed, but it is expected that the transaction will result in an increase to the Company’s acquired intangible assets and goodwill.

Inverse

In February 2021, the Company acquired Inverse, Inc. ("Inverse"), for $17.1 million. Inverse provides a data repository and algorithms capable of identifying device types accessing the internet. The acquisition enhances the Company's enterprise security capabilities. The Company allocated $10.7 million of the cost of the acquisition to goodwill and $7.6 million to a technology-related identifiable intangible asset. The acquired goodwill and intangible assets are partially offset by acquired negative working capital balances. The value of the goodwill is primarily attributable to synergies related to the integration of Inverse technology onto the Company's platform as well as a trained technical workforce. The total amount of goodwill related to the acquisition of Inverse expected to be deductible for tax purposes is $10.7 million. Pro forma results of operations, as well as the revenue and earnings generated by Inverse since its acquisition and included in the Company's results of operations, were not presented since they are not material. The allocation of the purchase price has not been finalized as of the filing of these financial statements.

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

In accounting for the issuance of the 2027 Notes, the Company separated the 2027 Notes into liability and equity components. The carrying cost of the liability component was calculated by measuring the fair value of a similar debt obligation that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2027 Notes. The difference between the principal amount of the 2027 Notes and the proceeds allocated to the liability component (“debt discount”) is amortized to interest expense using the effective interest method over the term of the 2027 Notes. The equity component is recorded in additional paid-in capital in the condensed consolidated balance sheet and will not be remeasured as long as it continues to meet the conditions for equity classification.

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

The 2027 Notes consisted of the following components as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount and issuance costs, net of amortization	(175,935)	(196,359)
Net carrying amount	$974,065	$953,641

Equity component:	$220,529	$220,529

The estimated fair value of the 2027 Notes at September 30, 2021 and December 31, 2020 was $1,271.8 million and $1,277.8 million, respectively. The fair value was determined based on the quoted price of the 2027 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $104.59 on September 30, 2021, the value of the 2027 Notes if converted to common stock was less than the principal amount of $1,150.0 million.

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

Note Hedge

To minimize the impact of potential dilution upon conversion of the 2027 Notes, the Company entered into convertible note hedge transactions with respect to its common stock in August 2019. The Company paid $312.2 million for the note hedge transactions. The note hedge transactions cover approximately 9.9 million shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the 2027 Notes, also subject to adjustment, and are exercisable upon conversion of the 2027 Notes. The Company determined that the note hedge meets the definition of a derivative and is classified in stockholders’ equity, as the note hedge is indexed to the Company's common stock, and the Company, at its election, may pay or deliver to holders cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock. The Company recorded the purchase of the hedge as a decrease to additional paid-in capital. The Company does not recognize subsequent changes in fair value of the note hedge in its condensed consolidated financial statements.

Warrants

Separately, in August 2019, the Company entered into warrant transactions, whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, up to 9.9 million shares of the Company’s common stock at a strike price of approximately $178.74 per share. The Company received aggregate proceeds of $185.2 million from the sale of the warrants. The convertible note hedge and warrant transactions will generally have the effect of increasing the conversion price of the 2027 Notes to approximately $178.74 per share. The Company determined that the warrants meet the definition of a derivative and are classified in stockholders’ equity, as the warrants are indexed to the Company's common stock, and the Company, at its election, may pay or deliver to holders cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock. The Company recorded the proceeds from issuance of the warrants as an increase to additional paid-in capital. The Company does not recognize subsequent changes in fair value of the warrants in its condensed consolidated financial statements.

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

In accounting for the issuance of the 2025 Notes, the Company separated the 2025 Notes into liability and equity components. The carrying cost of the liability component was calculated by measuring the fair value of a similar debt obligation that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2025 Notes. The difference between the principal amount of the 2025 Notes and the proceeds allocated to the liability component (“debt discount”) is amortized to interest expense using the effective interest method over the term of the 2025 Notes. The equity component is recorded in additional paid-in capital in the condensed consolidated balance sheet and will not be remeasured as long as it continues to meet the conditions for equity classification.

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

The 2025 Notes consisted of the following components as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount and issuance costs, net of amortization	(165,507)	(196,934)
Net carrying amount	$984,493	$953,066

Equity component:	$285,225	$285,225

The estimated fair value of the 2025 Notes at September 30, 2021 and December 31, 2020 was $1,396.1 million and $1,422.8 million, respectively. The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $104.59 on September 30, 2021, the value of the 2025 Notes if converted to common stock was more than the principal amount of $1,150.0 million.

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

Note Hedge

To minimize the impact of potential dilution upon conversion of the 2025 Notes, the Company entered into convertible note hedge transactions with respect to its common stock in May 2018. The Company paid $261.7 million for the note hedge transactions. The note hedge transactions cover approximately 12.1 million shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the 2025 Notes, also subject to adjustment, and are exercisable upon conversion of the 2025 Notes. The Company determined that the note hedge meets the definition of a derivative and is classified in stockholders’ equity, as the note hedge is indexed to the Company's common stock, and the Company, at its election, may pay or deliver to holders cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock. The Company recorded the purchase of the hedge as a decrease to additional paid-in capital. The Company does not recognize subsequent changes in fair value of the note hedge in its condensed consolidated financial statements.

Warrants

Separately, in May 2018, the Company entered into warrant transactions, whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, up to 12.1 million shares of the Company’s common stock at a strike price of approximately $149.18 per share. The Company received aggregate proceeds of $119.9 million from the sale of the warrants. The convertible note hedge and warrant transactions will generally have the effect of increasing the conversion price of the 2025 Notes to approximately $149.18 per share. The Company determined that the warrants meet the definition of a derivative and are classified in stockholders’ equity, as the warrants are indexed to the Company's common stock, and the Company, at its election, may pay or deliver to holders cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock. The Company recorded the proceeds from issuance of the warrants as an increase to additional paid-in capital. The Company does not recognize subsequent changes in fair value of the warrants in its condensed consolidated financial statements.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. There were no outstanding borrowings under the Credit Agreement as of September 30, 2021.

Interest Expense

The 2027 Notes bear interest at a fixed rate of 0.375%. The interest is payable semi-annually on March 1 and September 1 of each year. The 2027 Notes have an effective interest rate of 3.1% attributable to the conversion feature. The 2025 Notes bear interest at a fixed rate of 0.125%. The interest is payable semi-annually on May 1 and November 1 of each year. The 2025 Notes have an effective interest rate of 4.26% attributable to the conversion feature. The Company is also obligated to pay ongoing commitment fees under the terms of the Credit Agreement. The following table sets forth total interest expense included in the condensed consolidated statements of income for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization of debt discount and issuance costs	$17,504	$16,866	$52,029	$50,130
Coupon interest payable on 2025 Notes	358	360	1,076	1,078
Coupon interest payable on 2027 Notes	1,078	1,078	3,234	3,234
Revolving credit facility contractual interest expense	141	139	421	409
Capitalization of interest expense	(937)	(1,119)	(2,745)	(3,073)
Total interest expense	$18,144	$17,324	$54,015	$51,778

8. Restructuring

During the fourth quarter of 2020, management committed to an action to restructure certain parts of the Company to better position itself to become more agile in delivering its solutions. As a result, certain headcount reductions were necessary and certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and implemented due to this action. The Company incurred expenses of $31.6 million as part of this action, of which $0.4 million and $7.9 million was incurred during the three and nine months ended September 30, 2021, respectively. The Company does not expect to incur material additional charges related to this action.

During the fourth quarter of 2019, management committed to an action to restructure certain parts of the Company to focus on investments with the potential to accelerate revenue growth. As a result, certain headcount reductions were necessary, certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and implemented due to this action and an impairment of a right-of-use asset was recognized related to exiting a facility no longer needed. The Company has incurred restructuring charges of $20.6 million as part of this action, of which an insignificant amount was incurred during the three months ended September 30, 2020 and a charge of $10.4 million was incurred during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, a benefit of $2.8 million was recorded to reflect the release by the landlord of the remaining lease obligation for the exited facility. No additional charges related to this action are expected.

The Company also recognizes restructuring charges for redundant employees, facilities and contracts associated with completed acquisitions.

The following table summarizes the activity of the Company's accrual for employee severance and related benefits for all restructuring actions during the nine months ended September 30, 2021 (in thousands):

Balance as of January 1, 2021	$22,051
Costs incurred	5,194
Cash disbursements	(23,856)
Translation adjustments and other	(300)
Balance as of September 30, 2021	$3,089

9. Stockholders’ Equity

Share Repurchase Program

Effective November 2018, the board of directors of the Company authorized a $1.1 billion share repurchase program through December 2021. In October 2021, the board of directors authorized a new $1.8 billion share repurchase program, effective January 1, 2022 through December 31, 2024. As of September 30, 2021, the Company had $320.6 million remaining on its prior authorization which is expiring on December 31, 2021. The Company's goals for the share repurchase programs are to offset the dilution created by its employee equity compensation programs over time and provide the flexibility to return capital to shareholders as business and market conditions warrant, while still preserving its ability to pursue other strategic opportunities.

During the three and nine months ended September 30, 2021, the Company repurchased 0.8 million and 2.3 million shares of its common stock, respectively, for $96.8 million and $251.3 million, respectively.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$6,738	$6,384	$20,708	$18,374
Research and development	16,329	12,722	50,635	36,336
Sales and marketing	10,973	16,809	34,998	48,555
General and administrative	14,978	14,302	47,463	43,636
Total stock-based compensation	49,018	50,217	153,804	146,901
Provision for income taxes	(11,683)	(15,604)	(40,245)	(45,063)
Total stock-based compensation, net of income taxes	$37,335	$34,613	$113,559	$101,838

In addition to the amounts of stock-based compensation reported in the table above, the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2021 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $7.9 million and $24.5 million, respectively, before taxes, and for the three and nine months ended September 30, 2020 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $7.1 million and $21.9 million, respectively, before taxes.

10. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the nine months ended September 30, 2021 (in thousands):

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Investments	Total
Balance as of January 1, 2021	$(33,295)	$13,094	$(20,201)
Other comprehensive loss	(28,444)	(5,081)	(33,525)
Balance as of September 30, 2021	$(61,739)	$8,013	$(53,726)

There were no amounts reclassified from accumulated other comprehensive loss to net income for the nine months ended September 30, 2021.

11. Revenue from Contracts with Customers

The Company sells its solutions through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. The following table summarizes revenue by geography included in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
U.S.	$448,792	$437,381	$1,361,525	$1,309,979
International	411,541	355,464	1,194,340	1,041,883
Total revenue	$860,333	$792,845	$2,555,865	$2,351,862

Leveraging its Intelligent Edge Platform and a global sales organization, the Company offers solutions that are developed and maintained through two groups: the Security Technology Group and the Edge Technology Group. The Security Technology Group includes solutions that are designed to protect business online by keeping infrastructure, websites, applications and users safe, while the Edge Technology Group includes solutions that are designed to enable business online, including media delivery, web performance and edge computing solutions. The following table summarizes revenue by product group included in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Security Technology Group	$334,649	$265,869	$969,996	$765,485
Edge Technology Group	525,684	526,976	1,585,869	1,586,377
Total revenue	$860,333	$792,845	$2,555,865	$2,351,862

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

During the nine months ended September 30, 2021 and 2020, the Company recognized $72.2 million and $66.0 million of revenue that was included in deferred revenue as of December 31, 2020 and 2019, respectively.

As of September 30, 2021, the aggregate amount of remaining performance obligations from contracts with customers was $2.8 billion. The Company expects to recognize approximately 70% of its remaining performance obligations as revenue over the next 12 months, with the remainder recognized thereafter. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration such as usage-based contracts with no committed contract as well as anticipated renewed contracts. Revenue recognized during each of the nine months ended September 30, 2021 and 2020, related to performance obligations satisfied in previous periods was not material.

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

In the second quarter of 2018, the Company filed an appeal with the Massachusetts Appellate Tax Board (“MATB”) contesting adverse audit findings related to certain tax benefits and exemptions. In July 2020, the MATB ruled in the Company’s favor; however, the decision is eligible for appeal by the Massachusetts Department of Revenue. The Company has determined that it is more-likely-than-not that it will ultimately prevail in the event of any such appeal. Accordingly, no reserve has been recorded related to these controversies. The Company has, however, estimated that an adverse ruling could result in a gross income tax charge of approximately $48.0 million, which may be partially offset by certain state tax credits of $30.0 million, which the Company does not currently benefit from as a result of the Company's valuation allowance assessment.

The Company’s effective income tax rate was 8.0% and 8.6% for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation, the revaluation of certain foreign income tax liabilities due to foreign exchange rate fluctuations and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by non-deductible stock-based compensation and state taxes.

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

The following table sets forth the components used in the computation of basic and diluted net income per share for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$178,916	$158,623	$491,108	$443,684
Denominator:
Shares used for basic net income per share	162,767	162,757	162,967	162,387
Effect of dilutive securities:
Stock options	3	6	19	27
RSUs and DSUs	1,520	2,024	1,515	1,781
Convertible senior notes	2,028	1,732	1,589	795
Warrants related to issuance of convertible senior notes	—	—	—	—
Shares used for diluted net income per share	166,318	166,519	166,090	164,990
Basic net income per share	$1.10	$0.97	$3.01	$2.73
Diluted net income per share	$1.08	$0.95	$2.96	$2.69

For the three and nine months ended September 30, 2021 and 2020, certain potential outstanding common shares issuable in respect of stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding common shares excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Service-based RSUs	149	116	811	751
Market- and performance-based RSUs	1,189	1,383	1,248	1,418
Convertible senior notes	9,898	9,898	9,898	13,929
Warrants related to issuance of convertible senior notes	21,991	21,991	21,991	21,991
Total shares excluded from computation	33,227	33,388	33,948	38,089

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and notes to our unaudited condensed consolidated financial statements included herein contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “forecasts,” “if,” “continues,” “goal,” “likely” or similar expressions indicates a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. See “Risk Factors” elsewhere in this quarterly report on Form 10-Q for a discussion of certain risks associated with our business. We disclaim any obligation to update forward-looking statements as a result of new information, future events or otherwise, including the potential impact of any mergers, acquisitions, divestitures or other events that may be announced after the date hereof.

Our management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which we have prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, revenue recognition, accounts receivable and related reserves, valuation and impairment of marketable securities, goodwill and acquired intangible assets, capitalized internal-use software development costs, impairment and useful lives of long-lived assets, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time they are made. Actual results may differ from our estimates. See the section entitled "Application of Critical Accounting Policies and Estimates" in our annual report on Form 10-K for the year-ended December 31, 2020 for further discussion of our critical accounting policies and estimates.

Overview

We provide solutions to power and protect content and business applications over the internet. The key factors that influence our financial success are our ability to build on recurring revenue commitments for our security and performance offerings, increase media traffic on our network, effectively manage the prices we charge for our solutions, develop new products and carefully manage our capital spending and other expenses. The purpose of this discussion and analysis section is to describe and explain key trends, events and other factors that impacted our reported results and that are likely to impact our future performance.

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

•Over the past few years, we have experienced increases in the amount of traffic delivered for customers that use our solutions for video, gaming downloads and social media. During 2020, we saw a dramatic increase in traffic growth on our network related to the shutdowns and restrictions from the novel coronavirus, or COVID-19, pandemic. Primarily as a result of the rollback of many pandemic-related restrictions, we have seen the rate of traffic growth moderate during 2021. We expect year-over-year traffic and associated revenue growth to continue to moderate during the remainder of 2021, assuming the restrictions experienced in 2020 continue to lessen.

•The prices paid by some of our customers have declined due to contract renewals and large media consolidations, reflecting the impact of competition and volume discounts. In the first nine months of 2021 as compared to the same period in 2020, we experienced a decline in revenue from website and application delivery solutions due to the above factors, particularly in the U.S. commerce vertical, and slowing media traffic growth. While we have increased committed recurring revenue from our solutions by upselling incremental solutions to our existing customers and adding new customers to offset the negative trends, we expect revenue challenges from our website and application performance solutions to continue during the remainder of 2021. In addition, there remains uncertainty about the negative impacts of the COVID-19 pandemic on some of our customers and how that uncertainty might impact purchases of our solutions.

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

Expenses

Our level of profitability is also impacted by our expenses, including direct costs to support our revenue such as bandwidth and co-location costs. We have observed the following trends related to our profitability in recent years:

•Our profitability improved in the first nine months of 2021 and the full year 2020 as compared to prior periods due to higher overall revenue as well as the effects of cost savings and efficiency initiatives we have undertaken. More recently, we have also benefited from lower travel expenses because of pandemic-related shutdowns and restrictions. We will need to continue to undertake efforts intended to improve the efficiency of operations to manage our expense growth and profitability.

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

•Network build-out and supporting service costs represent another significant portion of our cost of revenue. These costs include maintenance and supporting services incurred as we continue to build-out our global network. We have seen these costs increase in the first nine months of 2021, as compared to the same period in 2020, as a result of our network expansion and pricing pressure from vendors. As we continue to invest in our network, we will need to effectively manage our network build-out and supporting costs.

•We expect to continue to manage our headcount and payroll costs in the future to focus investments on certain areas of the business while maintaining efficient operations in others. We plan to continue to hire employees in support of our strategic initiatives but do not expect overall headcount to increase significantly in 2021.

•Depreciation expense related to our network equipment also contributes to our overall expense levels. During the first nine months of 2021, as compared to the same period in 2020, we saw higher depreciation expense due to accelerated deployment of equipment in 2020 to help meet the increased traffic demands arising during the COVID-19 pandemic. We expect to see higher depreciation expense for the remainder of 2021 to reflect such deployment of equipment. We plan to continue to invest in our network for the remainder of 2021, although not at the same levels we experienced in 2020, which will further increase our capital expenditures and resulting depreciation expense.

In October 2021, we acquired Guardicore Ltd., or Guardicore,for approximately $600.0 million, net of cash acquired and subject to post-closing adjustments. Guardicore's micro-segmentation solution is designed to limit user access to only those applications that are authorized to communicate with each other, thereby limiting the spread of malware and protecting the flow of enterprise data across the network. Guardicore has approximately 270 employees, and the acquisition is expected to be dilutive to our earnings per share at least through 2022.

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

Results of Operations

The following table sets forth, as a percentage of revenue, condensed consolidated statements of income data for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	36.8	35.7	36.9	35.2
Research and development	9.6	8.4	9.5	8.6
Sales and marketing	12.6	15.5	13.2	15.7
General and administrative	15.6	16.2	15.9	16.4
Amortization of acquired intangible assets	1.4	1.3	1.4	1.3
Restructuring charge	0.1	—	0.2	0.4
Total costs and operating expenses	76.1	77.1	77.1	77.6
Income from operations	23.9	22.9	22.9	22.4
Interest income	0.3	0.8	0.5	1.0
Interest expense	(2.1)	(2.2)	(2.1)	(2.2)
Other income (expense), net	0.4	(0.3)	0.1	(0.3)
Income before provision for income taxes	22.5	21.2	21.4	20.9
Provision for income taxes	(1.6)	(1.1)	(1.7)	(1.8)
Loss from equity method investment	(0.1)	(0.1)	(0.5)	(0.1)
Net income	20.8%	20.0%	19.2%	19.0%

Revenue

Revenue by product group during the periods presented was as follows (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	% Change	% Change at Constant Currency	2021	2020	% Change	% Change at Constant Currency
Security Technology Group	$334,649	$265,869	25.9%	25.3%	$969,996	$765,485	26.7%	24.6%
Edge Technology Group	525,684	526,976	(0.2)	(0.6)	1,585,869	1,586,377	—	(1.4)
Total revenue	$860,333	$792,845	8.5%	8.1%	$2,555,865	$2,351,862	8.7%	7.0%

During the three- and nine-month periods ended September 30, 2021, the increases in our revenue as compared to the same periods in 2020 were primarily the result of continued strong growth in sales of solutions offered by our Security Technology Group.

The increases in Security Technology Group revenue for the three- and nine-month periods ended September 30, 2021, as compared to the same periods in 2020, were due to growth across our security products portfolio, including Bot Manager, Kona Site Defender, Prolexic and our access control product suite.

The decrease in Edge Technology Group revenue for the three-month period ended September 30, 2021, as compared to the same period in 2020, was primarily due to reductions in sales of application performance solutions, partially offset by growth in edge application solutions. Edge Technology Group revenue for the nine-month period ended September 30, 2021, as compared to the same period in 2020, experienced strong traffic growth, driven by over-the-top, or OTT, video and gaming, as well as strong growth in our edge applications solutions. These increases were offset by a reduction in sales of website and application performance solutions.

Revenue derived in the U.S. and internationally during the periods presented was as follows (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	% Change	% Change at Constant Currency	2021	2020	% Change	% Change at Constant Currency
U.S.	$448,792	$437,381	2.6%	2.6%	$1,361,525	$1,309,979	3.9%	3.9%
International	411,541	355,464	15.8	14.8	1,194,340	1,041,883	14.6	10.9
Total revenue	$860,333	$792,845	8.5%	8.1%	$2,555,865	$2,351,862	8.7%	7.0%

For the three-month period ended September 30, 2021, approximately 47.8% of our revenue was derived from our operations located outside the U.S., compared to 44.8% for the three-month period ended September 30, 2020. For the nine-month period ended September 30, 2021, approximately 46.7% of our revenue was derived from our operations located outside the U.S., compared to 44.3% for the nine-month period ended September 30, 2020. We have seen strong revenue growth across all our international regions, particularly in the Asia Pacific region. No single country outside the U.S. accounted for 10% or more of revenue during either of these periods. Changes in foreign currency exchange rates impacted our revenue by a favorable $3.6 million and $38.9 million during the three- and nine-month periods ended September 30, 2021, respectively, as compared to the same periods in 2020.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Bandwidth fees	$52,030	$49,815	4.4%	$159,920	$147,671	8.3%
Co-location fees	43,714	39,170	11.6	129,991	111,572	16.5
Network build-out and supporting services	38,640	34,112	13.3	115,896	97,969	18.3
Payroll and related costs	68,476	65,959	3.8	205,468	195,386	5.2
Stock-based compensation, including amortization of prior capitalized amounts	14,162	13,064	8.4	43,723	39,113	11.8
Depreciation of network equipment	58,138	42,991	35.2	165,635	118,194	40.1
Amortization of internal-use software	41,706	38,328	8.8	122,920	118,920	3.4
Total cost of revenue	$316,866	$283,439	11.8%	$943,553	$828,825	13.8%
As a percentage of revenue	36.8%	35.7%		36.9%	35.2%

The increases in cost of revenue for the three- and nine-month periods ended September 30, 2021, as compared to the same periods in 2020, were primarily due to increased investment in our network to support current and anticipated future traffic growth, which resulted in increases to amounts paid for network build-out and supporting services, higher depreciation costs of our network equipment and increases to expenses related to our co-location facilities.

During the remainder of 2021, we anticipate depreciation of network equipment to increase, compared to the same periods in 2020, due to increased investments in our network to address expected traffic increases as well as reflecting the impact of our equipment deployments in 2020. We plan to continue to focus our efforts on managing our operating margins, including continuing to manage our bandwidth, co-location and network build-out costs.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Payroll and related costs	$112,380	$103,817	8.2%	$338,169	$305,293	10.8%
Stock-based compensation	16,329	12,721	28.4	50,635	36,335	39.4
Capitalized salaries and related costs	(49,309)	(51,750)	(4.7)	(156,275)	(147,007)	6.3
Other expenses	3,499	1,985	76.3	9,670	7,466	29.5
Total research and development	$82,899	$66,773	24.2%	$242,199	$202,087	19.8%
As a percentage of revenue	9.6%	8.4%		9.5%	8.6%

The increases in research and development expenses during the three- and nine-month periods ended September 30, 2021, as compared to the same periods in 2020, were due to increased payroll and related costs, including stock-based compensation, primarily due to headcount growth and the redeployment of some employees to research and development functions from sales and marketing activities as part of our March 2021 reorganization. These increases were partially offset by increases in capitalized salaries and related costs due to continued investment in internal-use software deployed on our network.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three-month periods ended September 30, 2021 and 2020, we capitalized $7.7 million and $9.0 million, respectively, of stock-based compensation. During the nine-month periods ended September 30, 2021 and 2020, we capitalized $24.8 million and $26.5 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, which is generally two years, but can be up to seven years based on the software developed and its expected useful life.

We expect research and development costs to increase in the remainder of 2021 to support our innovation initiatives and due to the addition of Guardicore.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Payroll and related costs	$86,663	$94,457	(8.3)%	$268,177	$282,696	(5.1)%
Stock-based compensation	10,973	16,809	(34.7)	34,998	48,555	(27.9)
Marketing programs and related costs	9,416	9,536	(1.3)	28,163	29,250	(3.7)
Other expenses	1,462	1,947	(24.9)	5,424	9,503	(42.9)
Total sales and marketing	$108,514	$122,749	(11.6)%	$336,762	$370,004	(9.0)%
As a percentage of revenue	12.6%	15.5%		13.2%	15.7%

During the three- and nine-month periods ended September 30, 2021, as compared to the same periods in 2020, payroll and related costs, including stock-based compensation, decreased as a result of headcount reductions and the redeployment of some employees from sales and marketing functions to research and development activities as a result of our March 2021 reorganization, which established a single global sales organization.

We expect sales and marketing costs to slightly increase in the fourth quarter of 2021, as compared to the prior three quarters in 2021, due to the acquisition of Guardicore. However, we plan to continue to carefully manage costs in an effort to manage our operating margins and to refine and optimize our go-to-market efforts.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Payroll and related costs	$52,799	$50,159	5.3%	$164,223	$148,233	10.8%
Stock-based compensation	14,978	14,302	4.7	47,463	43,636	8.8
Depreciation and amortization	20,549	20,554	—	61,947	61,673	0.4
Facilities-related costs	26,056	25,099	3.8	75,248	73,669	2.1
Provision (benefit) for doubtful accounts	275	(1,627)	116.9	986	3,465	(71.5)
Acquisition-related costs	1,316	1,051	25.2	1,520	1,189	27.8
Legal settlements	—	—	—	—	275	—
Professional fees and other expenses	18,292	18,827	(2.8)	53,888	53,295	1.1
Total general and administrative	$134,265	$128,365	4.6%	$405,275	$385,435	5.1%
As a percentage of revenue	15.6%	16.2%		15.9%	16.4%

The increases in general and administrative expenses for the three- and nine-month periods ended September 30, 2021, as compared to the same periods in 2020, were primarily due to increased payroll and related costs, including stock-based compensation, as a result of annual merit increases and headcount growth.

General and administrative expenses for the three- and nine-month periods ended September 30, 2021 and 2020 are broken out by category as follows (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Global functions	$49,738	$47,559	4.6%	$158,851	$142,243	11.7%
As a percentage of revenue	5.8%	6.0%		6.2%	6.0%
Infrastructure	82,928	81,365	1.9	243,915	238,262	2.4
As a percentage of revenue	9.6%	10.3%		9.5%	10.1%
Other	1,599	(559)	386.0	2,509	4,930	(49.1)
Total general and administrative	$134,265	$128,365	4.6%	$405,275	$385,435	5.1%
As a percentage of revenue	15.6%	16.2%		15.9%	16.4%

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

During the fourth quarter of 2021, we expect payroll and related costs of our general and administrative functions to increase as compared to 2020 as a result of headcount growth from 2020, but we plan to continue to carefully manage costs in an effort to manage our operating margins.

Amortization of Acquired Intangible Assets

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Amortization of acquired intangible assets	$11,959	$10,340	15.7%	$35,446	$31,155	13.8%
As a percentage of revenue	1.4%	1.3%		1.4%	1.3%

The increases in amortization of acquired intangible assets for the three- and nine-month periods ended September 30, 2021, as compared to the same periods in 2020, were the result of amortization of assets related to our recent acquisitions. Based on our intangible assets at September 30, 2021, we expect amortization of acquired intangible assets to be $12.1 million for the remainder of 2021, and $44.3 million, $36.9 million, $29.2 million and $23.7 million for 2022, 2023, 2024 and 2025, respectively. We anticipate that these amortization amounts will increase in future periods as a result of our acquisition of Guardicore, which closed in October 2021.

Restructuring Charge

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Restructuring charge	$565	$21	2,590.5%	$5,567	$10,439	(46.7)%
As a percentage of revenue	0.1%	—%		0.2%	0.4%

The restructuring charges for the three- and nine-month periods ended September 30, 2021were primarily the result of management actions initiated in late 2020 to better position us to become more agile in delivering our solutions. The restructuring charge for this action relates to certain headcount reductions and software charges for software not yet placed into service that will not be implemented due to this action. The restructuring charge for the nine-month period ended September 30, 2021 was partially offset by the release of a lease obligation for a facility previously exited as part of management actions initiated in late 2019.

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

Non-Operating Income (Expense)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Interest income	$2,872	$6,307	(54.5)%	$12,186	$22,852	(46.7)%
As a percentage of revenue	0.3%	0.8%		0.5%	1.0%
Interest expense	$(18,144)	$(17,324)	4.7%	$(54,015)	$(51,778)	4.3%
As a percentage of revenue	(2.1)%	(2.2)%		(2.1)%	(2.2)%
Other income (expense), net	$3,635	$(2,158)	(268.4)%	$2,007	$(7,869)	(125.5)%
As a percentage of revenue	0.4%	(0.3)%		0.1%	(0.3)%

For the periods presented, interest income primarily consisted of interest earned on invested cash balances and marketable securities. The decreases in interest income for the three- and nine-month periods ended September 30, 2021, as compared to the same periods in 2020, were primarily the result of investing in marketable securities at lower rates of return due to lower market interest rates in 2021 as compared to the same periods in 2020.

Interest expense is related to our debt transactions, which are described in Note 7 to the condensed consolidated financial statements.

Other income (expense), net primarily represents net foreign exchange gains and losses mainly due to foreign exchange rate fluctuations on intercompany transactions and other non-operating expense and income items. The three- and nine-month periods ended September 30, 2021, as compared to the same periods in 2020, includes a $3.7 million gain from an equity investment in 2021, partially offset by unfavorable impact of changes in foreign currency exchange rates.

Provision for Income Taxes

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Provision for income taxes	$(13,648)	$(8,801)	55.1%	$(43,555)	$(41,764)	4.3%
As a percentage of revenue	(1.6)%	(1.1)%		(1.7)%	(1.8)%
Effective income tax rate	(7.0)%	(5.2)%		(8.0)%	(8.6)%

For the three- and nine-month periods ended September 30, 2021, as compared to the same periods in 2020, our provision for income taxes increased due to an increase in profitability and a decrease in the excess tax benefit related to stock-based compensation. These amounts were partially offset by an increase in foreign income taxed at lower rates, the revaluation of certain foreign income tax liabilities due to foreign exchange rate fluctuations and equity method earnings.

For the three- and nine-month periods ended September 30, 2021, our effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation, the revaluation of certain foreign income tax liabilities due to foreign exchange rate fluctuations and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by non-deductible stock-based compensation and state taxes.

For the three- and nine-month periods ended September 30, 2020, our effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation, the benefit of U.S. federal, state and foreign research and development credits and additional benefits related to the issuance of certain final tax regulations under the Tax Cuts and Jobs Act, or TCJA, in July 2020. These amounts were partially offset by non-deductible stock-based compensation and state taxes.

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

Loss from Equity Method Investment

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Loss from equity method investment	$(1,064)	$(559)	90.3%	$(12,578)	$(1,674)	651.4%
As a percentage of revenue	(0.1)%	(0.1)%		(0.5)%	(0.1)%

The amounts reflected in loss from equity method investment relate to recognition of our share of losses from our investment with Mitsubishi UFJ Financial Group in a joint venture, Global Open Network, Inc., or GO-NET. GO-NET operates a new blockchain-based online payment network. The increase in our share of GO-NET's losses during the nine-month period ended September 30, 2021 includes our share of the long-lived asset impairment of certain technology recorded in the joint venture's financial statements. We expect to record additional losses in the fourth quarter of 2021 and beyond as GO-NET continues executing on the early stages of its business plan.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Income from operations	$205,265	$181,158	$587,063	$523,917
Amortization of acquired intangible assets	11,959	10,340	35,446	31,155
Stock-based compensation	49,018	50,217	153,804	146,901
Amortization of capitalized stock-based compensation and capitalized interest expense	8,815	7,913	27,253	24,540
Restructuring charge	565	21	5,567	10,439
Acquisition-related costs	1,316	1,051	1,520	1,189
Legal settlements	—	—	—	275
Non-GAAP income from operations	$276,938	$250,700	$810,653	$738,416

GAAP operating margin	24%	23%	23%	22%
Non-GAAP operating margin	32%	32%	32%	31%

The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$178,916	$158,623	$491,108	$443,684
Amortization of acquired intangible assets	11,959	10,340	35,446	31,155
Stock-based compensation	49,018	50,217	153,804	146,901
Amortization of capitalized stock-based compensation and capitalized interest expense	8,815	7,913	27,253	24,540
Restructuring charge	565	21	5,567	10,439
Acquisition-related costs	1,316	1,051	1,520	1,189
Legal settlements	—	—	—	275
Amortization of debt discount and issuance costs	16,567	15,747	49,284	47,057
Gain on investments	(3,680)	—	(3,680)	—
Loss from equity method investment	1,064	559	12,578	1,674
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(25,600)	(28,689)	(73,374)	(68,481)
Non-GAAP net income	$238,940	$215,782	$699,506	$638,433

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
GAAP net income per diluted share	$1.08	$0.95	$2.96	$2.69
Amortization of acquired intangible assets	0.07	0.06	0.21	0.19
Stock-based compensation	0.29	0.30	0.93	0.89
Amortization of capitalized stock-based compensation and capitalized interest expense	0.05	0.05	0.16	0.15
Restructuring charge	—	—	0.03	0.06
Acquisition-related costs	0.01	0.01	0.01	0.01
Legal settlements	—	—	—	—
Amortization of debt discount and issuance costs	0.10	0.09	0.30	0.29
Gain on investments	(0.02)	—	(0.02)	—
Loss from equity method investment	0.01	—	0.08	0.01
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.15)	(0.17)	(0.44)	(0.42)
Adjustment for shares(1)	0.02	0.02	0.04	0.02
Non-GAAP net income per diluted share (2)	$1.45	$1.31	$4.25	$3.89

Shares used in GAAP per diluted share calculations	166,318	166,519	166,090	164,990
Impact of benefit from note hedge transactions(1)	(2,028)	(1,732)	(1,589)	(795)
Shares used in non-GAAP per diluted share calculations(1)	164,290	164,787	164,501	164,195

(1) Shares used in non-GAAP per diluted share calculations have been adjusted for the periods presented for the benefit of our note hedge transactions. During the periods presented Akamai's average stock price was in excess of $95.10, which is the initial conversion price of our convertible senior notes due in 2025. See further definition below.
(2) Amounts may not foot due to rounding.

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

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$178,916	$158,623	$491,108	$443,684
Interest income	(2,872)	(6,307)	(12,186)	(22,852)
Provision for income taxes	13,648	8,801	43,555	41,764
Depreciation and amortization	119,055	100,644	346,399	294,992
Amortization of capitalized stock-based compensation and capitalized interest expense	8,815	7,913	27,253	24,540
Amortization of acquired intangible assets	11,959	10,340	35,446	31,155
Stock-based compensation	49,018	50,217	153,804	146,901
Restructuring charge	565	21	5,567	10,439
Acquisition-related costs	1,316	1,051	1,520	1,189
Legal settlements	—	—	—	275
Interest expense	18,144	17,324	54,015	51,778
Gain on investments	(3,680)	—	(3,680)	—
Loss from equity method investment	1,064	559	12,578	1,674
Other expense, net	45	2,158	1,673	7,869
Adjusted EBITDA	$395,993	$351,344	$1,157,052	$1,033,408

Adjusted EBITDA margin	46%	44%	45%	44%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of September 30, 2021, our cash, cash equivalents and marketable securities, which primarily consisted of corporate bonds, totaled $2.8 billion. Factoring in the $2.3 billion in principal amount of convertible senior notes we have outstanding, our net cash at September 30, 2021 was $452.4 million. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy is also designed to limit the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of September 30, 2021, we had cash and cash equivalents of $556.6 million held in accounts outside the U.S. The TCJA establishes a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact. As a result, our liquidity is not expected to be materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Nine Months Ended September 30,
(in thousands)	2021	2020
Net income	$491,108	$443,684
Non-cash reconciling items included in net income	593,701	538,375
Changes in operating assets and liabilities	(67,146)	(58,152)
Net cash provided by operating activities	$1,017,663	$923,907

The increase in cash provided by operating activities for the nine-month period ended September 30, 2021, as compared to the same period in 2020, was primarily due to increased profitability and timing of payments from customers, partially offset by the timing of vendor and income tax-related payments.

Cash Provided by (Used in) Investing Activities

	For the Nine Months Ended September 30,
(in thousands)	2021	2020
Cash (paid) received for business acquisitions, net of cash acquired	$(15,638)	$106
Cash paid for asset acquisition	—	(36,376)
Purchases of property and equipment and capitalization of internal-use software development costs	(435,535)	(564,427)
Net marketable securities activity	649,893	177,637
Other investing activity	(1,665)	(1,980)
Net cash provided by (used in) investing activities	$197,055	$(425,040)

The increase in cash from investing activities during the nine-month period ended September 30, 2021, as compared to the same period in 2020, was driven by a decrease in purchases of property and equipment as we slowed expansion of our network and an increase in net marketable securities activities in anticipation of needing to fund our acquisition of Guardicore in October 2021.

Cash Used in Financing Activities

	For the Nine Months Ended September 30,
(in thousands)	2021	2020
Activity related to stock-based compensation	$(41,253)	$(31,487)
Repurchases of common stock	(251,257)	(121,078)
Other financing activities	(268)	—
Net cash used in financing activities	$(292,778)	$(152,565)

The increase in cash used in financing activities during the nine-month period ended September 30, 2021, as compared to the same period in 2020, was primarily the result of increased share repurchases. Effective November 2018, our board of directors authorized a $1.1 billion share repurchase program through December 2021. In October 2021, our board of directors authorized a new $1.8 billion share repurchase program, effective January 1, 2022 through December 31, 2024. As of September 30, 2021, $320.6 million remained available for future share repurchases under the prior authorization, which is expiring on December 31, 2021. Our goals for the share repurchase programs are to offset the dilution created by our employee equity compensation programs over time and provide the flexibility to return capital to shareholders as business and market conditions warrant, while still preserving our ability to pursue other strategic opportunities.

During the nine-month period ended September 30, 2021, we repurchased 2.3 million shares of common stock at a weighted average price of $108.83 per share for an aggregate of $251.3 million. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

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

The terms of the notes and hedge transactions are discussed more fully in Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. There were no outstanding borrowings under the Credit Agreement as of September 30, 2021.

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

Contractual Obligations

Our principal commitments consist of service agreements with various vendors for bandwidth usage, obligations under leases with co-location facilities for data center capacity, obligations under leases for office space and open vendor purchase orders. Our minimum commitments related to bandwidth usage and co-location leases may vary from period to period depending on the timing and length of contract renewals with our vendors. As of September 30, 2021, there have been no significant changes in our future non-cancelable minimum payments under these commitments from those reported in our annual report on Form 10-K for the year ended December 31, 2020, other than normal period-to-period variations.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 13 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2020 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the nine months ended September 30, 2021 was determined to be immaterial.

As of September 30, 2021, we did not have any additional material off-balance sheet arrangements.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our condensed consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our condensed consolidated statements of income within other income (expense), net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the nine months ended September 30, 2021. We do not enter into derivative financial instruments for trading or speculative purposes.

Translation Exposure

To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased revenue and operating expenses. Conversely, our revenue and operating expenses will decrease when the U.S. dollar strengthens against foreign currencies.

Foreign exchange rate fluctuations may also adversely impact our consolidated financial condition as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our condensed consolidated balance sheet. These gains or losses are recorded as a component of accumulated other comprehensive loss within stockholders' equity.

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of September 30, 2021, there was one customer with an accounts receivable balance greater than 10% of our accounts receivable. As of December 31, 2020, no customer had an accounts receivable balance greater than 10% of our accounts receivable. We believe that at September 30, 2021, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•the pace of introduction of OTT video delivery initiatives by our customers;
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

We saw the rate of growth in traffic levels on our network begin to stabilize in the fourth quarter of 2020. Accordingly, we do not expect overall annual traffic growth in 2021 to continue at the same levels we saw in 2020 absent other significant industry developments.

We have experienced significant growth in revenue from our security solutions in recent years. To maintain or accelerate growth in security revenue, we must increase our industry recognition as a security solutions provider and develop or acquire new solutions in a rapidly-changing environment where security threats are constantly evolving. We must also ensure that our solutions operate effectively and are competitive with products offered by others.

We have experienced revenue declines in recent quarters from our web performance solutions and expect this trend to continue because of increasing pricing pressure due to competition and business conditions affecting many of our customers. In 2020, many of these customers faced significant disruptions to their business as a result of the international public health emergency associated with the COVID-19 pandemic. The economic fallout from the pandemic has continued into 2021, and could have consequences across many industries, including additional bankruptcies, continued reductions in technology spending and economic recession. Any of these circumstances would negatively impact our revenues.

Our ability to increase our overall revenue also depends on many other factors including how well we can:

•retain existing customers, including by maintaining the levels of existing services they buy and by delivering consistent and quality performance levels;
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

Innovation is important to our future success. In particular, as security solutions have become, and are expected to continue to be, an increasingly important part of our business, we must be particularly adept at developing new security services that meet the constantly-changing threat landscape. The process of developing new solutions is complex, lengthy and uncertain; we must commit significant resources to developing new services or features without knowing whether our investments will result in solutions the market will accept, and we may choose to invest in business areas for which a viable market for our products does not ultimately develop. This could cause our expenses to grow more rapidly than our revenue. Trying to innovate through acquisition can be costly and with uncertain prospects for success; we may find that attractive acquisition targets are too expensive for us to pursue which could cause us to pursue more time-consuming internal development. Continuing restrictions on the ability, or vaccine or other mandates that result in the inability, of our developers and other employees to work in our facilities as a result of restrictions imposed by governments to combat the COVID-19 pandemic could reduce their effectiveness including, for example, by making it more difficult for them to collaborate as effectively in the development of new solutions. Failure to develop, on a cost-effective basis, innovative new or enhanced solutions that are attractive to customers and profitable to us could have a material detrimental effect on our business, results of operations, financial condition and cash flows.

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

Cybersecurity breaches and attacks on us, as well as steps we need to take in an effort to prevent them, can lead to significant costs and disruptions that would harm our business, financial results and reputation.

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

Any actual, alleged or perceived breach of network security in our systems or networks, or any other actual, alleged or perceived data security incident we or our third-party suppliers suffer, can result in damage to our reputation; negative publicity; loss of channel partners, customers and sales; loss of competitive advantages; increased costs to remedy any problems and otherwise respond to any incident; regulatory investigations and enforcement actions; costly litigation; and other liability. In addition, we may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security breaches and other security incidents, as well as the costs to comply with any notification obligations resulting from any security incidents. Any of these negative outcomes could adversely impact the market perception of our solutions and customer and investor confidence in our company and otherwise seriously harm our business and operating results.

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

Our business relies on our data systems, traffic measurement systems, billing systems, ordering processes and other operational and financial reporting and control systems. All of these systems have become increasingly complex due to the complexity of our business, acquisitions of new businesses with different systems, and increased regulation over controls and procedures. As a result, these systems could generate errors that impact traffic measurement or invoicing, revenue recognition and financial forecasting. We will need to continue to upgrade and improve our data systems, traffic measurement systems, billing systems, ordering processes and other operational and financial systems, procedures and controls. These upgrades and improvements may be difficult and costly. In addition, we could face strains on, or failures of, our internal IT systems if the COVID-19 pandemic persists for a longer period or governmental restrictions or vaccine or other mandates limit the ability of our command center personnel to work in our physical locations. If we are unable to adapt our systems and organization in a timely, efficient and cost-effective manner to accommodate changing circumstances, our business may be adversely affected.

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

Our future operating results will depend on our ability to manage our operations. As a result of the diversification of our business, personnel growth, increased usage of alternative working arrangements, acquisitions and international expansion in recent years, many of our employees are now based outside of our Cambridge, Massachusetts headquarters; however, most key management decisions are made by a relatively small group of individuals based primarily at our headquarters. If we are unable to appropriately increase management depth, enhance succession planning and decentralize our decision-making at a pace commensurate with our actual or desired growth rates, we may not be able to achieve our financial or operational goals. It is also important to our continued success that we hire qualified personnel, properly train them and manage out poorly-performing personnel, all while maintaining our corporate culture and spirit of innovation. If we are not successful in these efforts, our growth and operations could be adversely affected. With the restrictions on businesses intended to curb the spread of the COVID-19 virus, nearly all of our employees worldwide have been working remotely since the first quarter of 2020, and we are not requiring employees whose roles do not require in-person presence to perform their jobs to return to offices before May 1, 2022. The long-term continuation of pandemic-based restrictions could, among other things, negatively impact employee morale and productivity, inhibit our ability to hire and train new employees and impede our ability to support customers at the levels they expect. As a result, our business could suffer.

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

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, or changes in tax laws, regulations or accounting principles, as well as certain discrete items such as equity-related compensation. In particular, in October 2021, a global consortium of countries agreed to establishing a new framework for international tax reform; if implemented, such reform may increase our tax liabilities and reduce our profitability. We have recorded certain tax reserves to address potential exposures involving our income tax and sales and use tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. We are currently subject to tax audits in various jurisdictions including the Commonwealth of Massachusetts. In the second quarter of 2018, we filed an appeal with the Massachusetts Appellate Tax Board, or MATB, contesting adverse audit findings relating to our eligibility to claim certain tax benefits and exemptions. In July 2020, the MATB ruled in our favor; however the decision is eligible for appeal by the Massachusetts Department of Revenue. If the ultimate outcome of the potential appeal and other audits are adverse to us, our reserves may not be adequate to cover our total actual liability, and we would need to take a financial charge. Although we believe our estimates, our reserves and the positions we have taken in all jurisdictions are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the third quarter of 2021 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
July 1, 2021 – July 31, 2021	254,737	$117.52	254,737	$387,539
August 1, 2021 – August 31, 2021	286,093	115.13	286,093	354,600
September 1, 2021 – September 30, 2021	305,702	111.11	305,702	320,635
Total	846,532	$114.40	846,532	$320,635

(1)Information is based on settlement dates of repurchase transactions.
(2)Consists of shares of our common stock, par value $0.01 per share.
(3)Includes commissions paid.
(4)Effective November 2018, our board of directors authorized a $1.1 billion repurchase program through December 2021. In October 2021, our board of directors authorized a new $1.8 billion share repurchase program, effective January 1, 2022 through December 31, 2024. As of September 30, 2021, we had $320.6 million remaining on the prior authorization which is expiring on December 31, 2021.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

November 8, 2021	By:	/s/ Edward McGowan
Edward McGowan
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)