Form 10-K
period 2021-12-31
AKAMAI TECHNOLOGIES INC
filed 2022-02-28
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $18,726.5 million based on the last reported sale price of the Common Stock on the Nasdaq Global Select Market on June 30, 2021.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of February 22, 2022: 160,346,656 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K.

Auditor name:	PricewaterhouseCoopers LLP	Auditor location:	Boston, Massachusetts	PCAOB ID:	238

AKAMAI TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Akamai Technologies, Inc., which we refer to as “we,” “us,” or the “Company.” All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” "could," “expects,” “anticipates,” “intends,” “plans,” "projects," “estimates,” “should,” “forecasts,” “if,” “continues,” “goal,” “likely,” "may," variations of such words or similar expressions are intended to identify a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in this annual report on Form 10-K under the section entitled “Risk Factors” and in other reports we file with the U.S. Securities and Exchange Commission. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise, including the potential impact of any mergers, acquisitions, divestitures or other events that may be announced after the date hereof.

PART I

Item 1. Business

Overview

Akamai provides solutions to power and protect digital experiences. For more than 20 years, Akamai has managed the Akamai Intelligent Edge Platform to create a worldwide network of servers located at the “edge” of the internet. Our approach has provided us with unique visibility and insight into traffic volumes, congestion, attack patterns, vulnerabilities and other activities across the internet's complex cloud of networks and systems. Leveraging these insights and our position at the edge, we offer solutions designed to protect our customers from threats and attacks, while empowering them to securely deliver their business as they engage, entertain and interact with their customers; and extend their internal systems beyond their corporate perimeters to control access and better leverage the cloud.

The ongoing COVID-19 pandemic, which shifted how millions of people work and communicate globally, has reinforced our belief that the internet’s role in transforming the way we exchange ideas and information and conduct business is more vital than ever. Our strategy is to help continue to drive this transformation by using our technology and intelligence to offer solutions that empower our customers to compete and operate with the scale, resilience and efficiency that their businesses demand.

As we continue to pursue our strategy in the future and to expand the ways we can help our customers, we regularly evaluate our portfolio of solutions and potential strategic acquisitions. We plan to continue to pursue potential strategic acquisitions that complement our existing business, represent a strong strategic fit and are consistent with our overall growth strategy. We may also target future acquisitions to expand or add functionality and capabilities to our existing portfolio of solutions.

Our Solutions

Our business is organized into two groups, both of which utilize the Akamai Intelligent Edge Platform and our global sales organization: the Security Technology Group and the Edge Technology Group. The Security Technology Group includes solutions that are designed to keep infrastructure, websites, applications and users safe, while the Edge Technology Group includes solutions that enable business online, including media delivery, web performance and edge computing solutions.

Security

Our cloud security solutions are designed to keep infrastructure, websites, applications, application programming interfaces, or APIs, and users safe from a multitude of cyberattacks and online threats while improving performance. Our solutions blend robust automation with customizable protections and managed security services to enable businesses to effectively manage risk and maximize the protections of their infrastructure, networks, applications, and APIs. Akamai’s cloud security solutions include web application and API protection, bot management and mitigation to protect against credential abuse and account takeover, customer identity and access management, distributed denial of service (DDoS) mitigation, protection from in-browser threats to protect against supply chain compromise and audience hijacking. We also offer a growing set of solutions designed to help businesses implement a “zero trust” approach to security. Based on the concept of least privilege, which dictates that users, applications and services utilize the bare minimum amount of access needed to perform their function, these tools are intended to shift protections from a legacy approach based on establishing a corporate perimeter, to a more modern, risk-based approach. Solutions in this category include Zero Trust Network Access, or ZTNA, and multi-factor authentication, or MFA, which replace legacy virtual private networks, or VPNs, micro-segmentation which replaces legacy network firewalls and helps protect businesses from the threat of ransomware and Secure Web Gateway, or SWG, that helps protect against the threat of malware and phishing attacks.

Content Delivery Solutions

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

Carrier

Our carrier offerings are designed to help customers operate a cost-efficient network that capitalizes on traffic growth and new subscriber services for security, traffic management and content delivery. Our solutions help carriers sell easy-to-deploy cybersecurity protection offerings to their subscriber base; offerings include protection from phishing, viruses, malware and ransomware. Additionally, our carrier security solutions include parental controls to tailor internet access. We also offer DNS infrastructure and content delivery solutions for carriers through our intelligent recursive DNS offering and managed content delivery network, which has dedicated servers for the carriers’ own services with Akamai providing content provisioning, delivery and reporting.

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

Our Technology and Network

The Akamai Intelligent Edge Platform provides the technological underpinnings for all of our solutions. It leverages more than 350,000 servers deployed in nearly 1,400 networks ranging from large, backbone network providers to medium and small internet service providers, or ISPs, to cable modem and satellite providers to universities and other networks. By deploying servers within a wide variety of networks across more than 130 countries, we are better able to manage and control routing and delivery quality to geographically diverse users. We also have thousands of peering relationships that provide us with direct paths to end-user networks, which reduce data loss, while also potentially giving us more options for delivery at reduced cost.

We use data generated in connection with each of our solutions to improve and augment the functionality of our overlay network and, in turn, to improve the effectiveness of our other solutions. In this approach, insights and learnings are integrated across the broader platform in support of our entire solution portfolio to enable us to:

•identify, absorb and manage security threats;
•help our customers implement a zero trust security model;
•detect what devices individuals are using and optimize content delivery to them;
•efficiently route traffic away from internet trouble spots;
•understand different types of traffic visiting websites so that customers can respond to it; and
•provide our customer with business, technical and analytical insights into their online operations.

Our platform leverages specialized technologies, such as advanced routing, load balancing, data collection and monitoring. Our intelligent routing software is designed to ensure that website visitors experience fast page loading, access to applications and content assembly wherever they are on the internet and regardless of global or local traffic conditions. Dedicated professionals staff our network operations command center 24 hours a day, seven days a week to monitor and react to internet traffic patterns and trends. We frequently deploy enhancements to our software globally to strengthen and improve the effectiveness of our network.

Our platform offers flexibility too. Customers can control the extent of their use of Akamai's technology to scale on demand, using as much or as little capacity of the global platform as they require, to support widely varying traffic and rapid growth without the need for expensive and complex internal infrastructure.

Human Capital

Our employees – our human capital – are our most valuable assets as they are fundamental to our innovation, the operation and ongoing enhancement of the Akamai Intelligent Edge Platform, the fostering and maintenance of relationships with our customers and the management of our operations. The importance of our workforce to our success is underscored by the inclusion of corporate mission critical goals centered on our employees – in 2021 we focused on further developing a diverse, productive and flexible work environment supported by the tenets of inclusion, technology, collaboration, a growth mindset and our One Akamai culture. Different aspects of our human capital management are overseen by our board of directors as well as its Talent, Leadership & Compensation and Environmental, Social & Governance Committees.

As of December 31, 2021, we had over 8,700 employees located in more than 30 countries (with approximately 60% of those employees located outside of the U.S.) and representing over 90 nationalities, which we believe helps bring a global perspective to our operations. Our employees are grouped across the following roles, with the approximate percentage of the overall population noted: engineering and research and development (32%), services and support (28%), sales and marketing (20%) and administrative functions (20%).

Engagement

It is our belief that an engaged employee base is key to having the productive, ethical and inclusive workplace needed to successfully compete in today’s marketplace. We regularly conduct surveys of our employees to assess engagement and job satisfaction. Results from these surveys have consistently shown a strong sense of engagement and confidence in Akamai's future; as Akamai, in 2021, outperformed the high performing benchmark comparative index used by our third-party survey provider, an internationally-recognized consulting firm specializing in corporate culture. We have been acknowledged in respected publications across the U.S., India and Poland as a great place to work. Continuing into 2021, all employees were invited to participate in a company-wide program, developed by a behavioral research organization, that was intended to help us increase inclusivity, become more open to change and accelerate our innovation. In addition, we also work closely with the Akamai Foundation to provide community service and charitable matching fund opportunities for Akamai employees, endeavors that have been shown to increase employee engagement.

Our leadership believes that one of the keys to fostering employee inclusion and engagement is through communication. This approach was amplified because of the ongoing COVID-19 pandemic. Since the onset of the COVID-19 pandemic, our Chief Executive Officer has conducted over 80 employee town halls and all hands meetings (most of which were virtual) in 2020 and 2021, and our Chief Human Resources Officer has provided regular updates on pandemic-related developments and available resources to assist employees.

Diversity

Akamai is an equal opportunity employer that values the strength that diversity brings to the workplace. We do not tolerate discrimination on the basis of gender, gender identity, sexual orientation, race or ethnicity, protected veteran status, disability or other protected group status. Akamai supports varied programs and practices designed to promote a diverse and inclusive working environment. We have eleven employee resource groups, or ERGs, that offer opportunities for employees to come together for mutual support, education and development. ERGs encompass different racial and ethnic groups, persons with different physical or cognitive abilities, parents, military veterans, those supporting the LGBTQ community and women. We track the diversity of our workforce and report quarterly to the board of directors on our progress to improve our diverse representation. At December 31, 2021, global female representation was 27.3%, up from 26.2% at the end of 2020, and racial and ethnic minority representation in the U.S. was 41.4%, up from 40.6% at the end of 2020. To help us improve the diversity of our workforce, we participate in or sponsor professional development and recruiting forums. We also offer the Akamai Technical Academy, a global technical training program for diverse individuals (gender, ethnicity, experiential, generational, veterans) who are interested in pursuing a technical career path, but may not be formally educated in science, mathematics or engineering. The program consists of Akamai-specific training, after which participants are placed in a variety of contract roles across our organization with the potential to become full-time employees. We also train hiring managers to draft inclusive job descriptions intended to broaden the pool of eligible applicants.

Retention

We have a demonstrated history of investing in our workforce by offering competitive salaries, wages and benefits. Our compensation and benefits philosophy is to maximize the effectiveness of pay and benefits programs to attract and retain the high caliber individuals needed to drive the success of our business, while balancing cost-effectiveness and competitive factors. Our benefits programs (which vary by country and region) include healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules and locations, adoption and fertility assistance, employee assistance programs, tuition assistance and holistic wellness programs. Our wellness programs include educational offerings on healthy lifestyles, access to mental health experts and access to ergonomic advice and equipment. To foster a stronger sense of ownership and align the interests of employees with shareholders, restricted stock units are provided to eligible employees under our broad-based stock incentive programs, and most employees are eligible to participate in our employee stock purchase plan. We monitor voluntary attrition in assessing our overall human capital. While attrition was higher in 2021 as compared to 2020, we believe our attrition rate is lower than the global average for technology companies.

As a signatory to the White House Equal Pay Pledge, we are committed to monitoring our pay practices regularly and making adjustments, as necessary, to deliver on this pledge. We periodically conduct internal pay equity analyses (with the assistance of a nationally-recognized outside consultant), covering gender globally and race and gender in the U.S. We take action to remedy identified discrepancies as appropriate. To date, no widespread patterns of disparity have been identified.

In addition, succession planning is an ongoing priority for our leadership. We conduct annual succession planning for senior leadership, which is overseen by our board of directors, including development plans for the next level of our senior leaders. Annual talent reviews focus on both high performers as well as those with high potential to keep our pipeline of tomorrow’s leaders full.

Development

We invest significant resources in professional development, career advancement and training for our global workforce. All employees participate in our Akamai Elevation performance review program. For select employees, we offer leadership training workshops, 360-degree feedback and succession planning exercises to encourage and enable internal promotion and advancement. All employees are required to complete annual ethics and compliance and data security training. In addition to these required trainings, nearly all of our employees and contractors completed at least one training in our Akamai University program during 2021.

COVID-19

In response to the COVID-19 pandemic, we instituted protocols and policies focused on prioritizing the health and safety of our employees while maintaining business continuity and minimizing disruptions to customer support and service delivery. In mid-March 2020, we shifted to a remote working posture and closed all offices to staff other than employees in key functions, such as monitoring and managing our network. We have begun to selectively and safely reopen offices in a limited capacity for employees who would prefer to work from one of our offices. Safety protocols include, but are not limited to, mandatory training, personal protective equipment, reduced capacity, social distancing, an increased cleaning schedule and, in certain jurisdictions, vaccination requirements and/or testing protocols. We have a rigorous process for assessing whether any office can reopen (and remain open) based on local government regulations, local health trends and business needs. Except for employees whose job responsibilities require in-office work, none of our employees are required to fully return to the office, even those that are currently open.

In 2021, we continued many of the programs we instituted in 2020 to support our employees and contractors, including our productivity reimbursement program to assist all employees with purchasing equipment to better enable remote work; our expanded wellness program offerings to offer courses on pandemic related topics; providing employees with licenses to a digital health platform; and developing manager guidance on enabling flexible work arrangements. We also provided seven paid wellness days in 2021 to allow additional paid time off for employees, specifically to encourage mental and physical health. In addition to support for full- and part-time employees, we guaranteed sick pay for contractors.

FlexBase

Given our ability to deliver results while working virtually, we have designated over 90% of roles as flexible and able to successfully work remotely. We believe flexible workforce positions will make us a more attractive employer, increase productivity, enable us to recruit from a more diverse pool of applicants and present additional growth and development opportunities for our employees. To support this workforce of the future, we plan to roll out our FlexBase program in May 2022, which will allow the more than 90% of our workforce designated as flexible to choose whether they want to work from an Akamai office or their home office. In order to roll out the FlexBase program, we are designing and developing a number of tools and resources to support this program.

Customers

Our customers include many of the world's leading corporations, such as Adobe, Airbnb, Alibaba, Autodesk, Capital Group, Carnival Corporation, The Coca-Cola Company, Comcast, Concur, Crate & Barrel, eBay, Electronic Arts, Epic Games, FedEx, Fidelity Investments, General Electric, Honda, IKEA, Japan Airlines, Lufthansa, Maersk Transportation & Logistics, Marriott, NBCUniversal, Panasonic, Panera Bread, PayPal, Philips, Qualcomm, Rabobank, Riot Games, Sony Interactive Entertainment, Spotify, Telefonica, Toshiba, Ubisoft, Viacom, WarnerMedia and The Washington Post. We also actively sell to government agencies. As of December 31, 2021, our public-sector customers included the U.S. Census Bureau, the U.S. Department of Defense, the U.S. Department of Labor, the U.S. Department of State, the U.S. Department of Transportation and the U.S. Department of the Treasury.

No customer accounted for 10% or more of total revenue for any of the years ended December 31, 2021, 2020 and 2019. Less than 10% of our total revenue in each of the years ended December 31, 2021, 2020 and 2019 was derived from contracts or subcontracts terminable at the election of the federal government, and we do not expect such contracts to account for more than 10% of our total revenue in 2022.

Sales, Services and Marketing

We market and sell our solutions globally through our direct sales and services organization and through many channel partners, including AT&T, Deutsche Telecom, IBM, Microsoft, Orange Business Services and Telefonica Group. In addition to entering into agreements with resellers, we have several other types of sales and marketing focused alliances with entities such as system integrators, application service providers, referral partners and sales agents. By aligning with these partners, we believe we are better able to market our solutions and encourage increased adoption of our technology throughout the industry. Our sales, services and marketing professionals are based in locations across the Americas, Europe, the Middle East and Asia-Pacific and focus on direct and channel sales, sales operations, professional services, account management and technical consulting.

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

We believe that we compete favorably with other companies in our industry through the global scale of the Akamai Intelligent Edge Platform, which we believe provides the most effective means of meeting the needs of enterprise customers and is unique to us. In our view, we also benefit from the high quality of our offerings, our customer service and the information we can provide to our customers about their online operations and value.

Government Regulation

As a global technology company, Akamai is subject to complex foreign and U.S. laws and regulations in areas such as data privacy and localization, liability for content delivered over our network, bribery, export controls, competition, tax and foreign exchange controls.

Privacy laws, such as the European Union General Data Protection Regulation and the California Consumer Privacy Act of 2018, impact how we use data generated from our network as well as our ability to reach current and prospective customers, understand how our solutions are being used, transfer data about our employees and respond to customer requests allowed under the laws. Other laws and regulations that apply to the internet related to, among other things, content liability, security requirements, critical infrastructure designations, internet resiliency, law enforcement access to information, net neutrality, data localization requirements, industry regulations applicable to key suppliers to some of our customers and restrictions on social media or other content can have an impact on our business. For instance, regulations have been enacted or proposed in a number of countries that limit the delivery of certain types of content into those countries. As an example, restrictions were adopted in India in 2020 prohibiting access to identified Chinese applications. Enactment and expansion of such laws and regulations would negatively impact our revenues or cause us to incur costs to redesign our systems to ensure compliance.
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

Intellectual Property

Our success and ability to compete are dependent on developing and maintaining the proprietary aspects of our technology and operating without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. As of December 31, 2021, we owned, or had exclusive rights to, over 520 U.S. patents covering our technology as well as patents issued by other countries. Our U.S.-issued patents have terms extendable to various dates between 2022 and 2040. We do not believe that the expiration of any particular patent in the near future would be materially detrimental to our business. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

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

We experienced a significant increase in revenue from our media solutions in 2020 due in large part to greater consumption of online media and games during the onset of the COVID-19 pandemic and associated stay-at-home orders across the globe. In 2021, our revenue growth from media solutions declined as stay-at-home orders were lifted. Numerous other factors impact our revenue and traffic growth including:

•the pace of introduction of over-the-top video delivery initiatives by our customers;
•the popularity of our customers’ streaming offerings as compared to those offered by companies that do not use our solutions;
•variation in the popularity of online gaming;
•media and other customers utilizing their own data centers and implementing delivery approaches that limit or eliminate reliance on third-party providers like us;
•the adoption of permanent hybrid or work from home policies by employees; and
•general macro-economic and geopolitical conditions and industry pressures.

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

We are dependent upon the overall economic health of our current and prospective customers and the continued growth and evolution of information technology. We have experienced revenue declines in recent quarters from our web performance solutions and expect this trend to continue because of increasing pricing pressure due to competition and business conditions affecting many of our customers. In addition, in 2021, some of our customers continued to experience disruptions to their businesses following the emergence of COVID-19 variants. These disruptions or changes in international, national, regional and local economic conditions, such as inflation, increasing energy prices, recessionary economic cycles, protracted economic slowdowns or any deterioration in the economy could adversely affect our business. Any of these circumstances would negatively impact our revenues.

Our ability to increase our overall revenue also depends on many other factors including how well we can:

•retain existing customers, including by maintaining the levels of existing services they buy and by delivering consistent and quality performance levels;
•upsell new solutions to existing customers;
•expand our customer base;
•develop and sell innovative and appealing new solutions;
•successfully integrate our recent acquisitions into our business;
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

Maintaining or improving our profitability depends both on our ability to increase our revenue, even with the potential challenges discussed above, and limit our expenses. We base our decisions about expense levels and investments on estimates of our future revenue and future anticipated rates of growth; however, many of our expenses are fixed costs for a certain amount of time so it may not be possible to reduce costs in a timely manner or without incurring fees to exit certain obligations early. If we are unable to increase revenue through traffic growth or otherwise and limit expenses, our results of operations will suffer. If we are required to significantly reduce expenses to maintain or improve profitability, such actions may negatively affect our ability to invest in our business for innovation, systems improvements and other initiatives.

If we do not develop or acquire new solutions that are attractive to enterprises, our revenue and operating results could be adversely affected.

Innovation is important to our future success. In particular, as security solutions have become, and are expected to continue to be, an increasingly important part of our business, we must be particularly adept at developing new security services that meet the constantly-changing threat landscape. The process of developing new solutions is complex, lengthy and uncertain; we must commit significant resources to developing new services or features without knowing whether our investments will result in solutions the market will accept, and we may choose to invest in business areas for which a viable market for our products does not ultimately develop. We have also experienced, and may in the future experience, delays in developing and releasing new products and product enhancements. This could cause our expenses to grow more rapidly than our revenue.

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
•offer lower prices than ours, including at levels that may not be profitable for us to match;
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
•in some cases, use funds from public securities offerings or private financings to strengthen their business to enable them to better compete with us; and
•respond more quickly than we can to new or emerging technologies, changes in customer requirements and market and industry developments, resulting in superior offerings.

Ultimately, any type of increased competition could result in price and revenue reductions, loss of customers and loss of market share, each of which could materially impact our business, profitability, financial condition, results of operations and cash flows.

We and other companies that compete in this industry and these markets experience continually shifting business relationships, reputations, commercial focuses and business priorities, all of which occur in reaction to industry and market forces and the emergence of new opportunities. These shifts have led or could lead to our customers or partners becoming our competitors; network suppliers no longer seeking to work with us; and large technology companies that previously did not appear to show interest in the markets we seek to address entering into those markets as our competitors. With this constantly changing environment, we may face operational difficulties in adjusting to the changes or our core strategies could become obsolete. Any of these developments could harm our business.

Defects or disruptions in our products and IT systems could require us to increase spending on upgrading systems, diminish demand for our solutions or subject us to substantial liability.

Our solutions are highly complex and are designed to be deployed in and across numerous large and complex networks that we do not control. From time to time, we have needed to correct errors and defects in the proprietary and open-source software that underlies our platform that have given rise to service incidents, outages and disruptions or otherwise impacted our operations. For example, during the summer of 2021, we experienced service incidents that interrupted the availability of some of our customers' websites. We could face the loss of customers as a result of recent and any future incidents as they seek alternative or supplemental providers. We have also periodically experienced customer dissatisfaction with the quality of some of our media delivery and other services, which has led to a loss of business and could lead to a loss of customers in the future. Furthermore, most of our customer agreements contain service level commitments. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service, or face contract termination with refunds of prepaid amounts, which could harm our business.

While we have robust quality control processes in place, there may be additional errors and defects in our software and open-source software that we leverage that may adversely affect our operations. We may not have in place adequate quality assurance procedures to ensure that we detect errors in our software and open-source software we use in a timely manner, and we may have insufficient resources to efficiently address multiple service incidents happening simultaneously or in rapid succession. We continue to invest in improving our processes and systems. If we are unable to efficiently and cost-effectively fix errors or other problems that we identify and improve the quality of our solutions or systems, or if there are unidentified errors that allow persons to improperly access our services or systems, we could experience litigation, the need to issue credits to customers, loss of revenue and market share, damage to our reputation, diversion of management attention, increased expenses and reduced profitability.

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

Our business relies on our data systems, traffic measurement systems, billing systems, ordering processes and other operational and financial reporting and control systems. We also rely on third-party software for certain essential operational services and a failure or disruption in these services could materially and adversely affect our ability to manage our business effectively. All of these systems have become increasingly complex due to the complexity of our business, use of third-party software and services, acquisitions of new businesses with different systems, and increased regulation over controls and procedures. As a result, these systems could generate errors that impact traffic measurement or invoicing, revenue recognition and financial forecasting or other parts of our business. We will need to continue to upgrade and improve our data systems, traffic measurement systems, billing systems, ordering processes and other operational and financial systems, procedures and controls. These upgrades and improvements may be difficult and costly. In addition, we could face strains on, or failures of, our internal IT systems if governmental restrictions or vaccine or other mandates due to the ongoing COVID-19 pandemic limit the ability of our command center personnel to work in our physical locations. If we are unable to adapt our systems and organization in a timely, efficient and cost-effective manner to accommodate changing circumstances, our business may be adversely affected.

Cybersecurity breaches and attacks on us, as well as steps we need to take in an effort to prevent them, can lead to significant costs and disruptions that would harm our business, financial results and reputation.

We regularly face attempts to gain unauthorized access or deliver malicious software to the Akamai Intelligent Edge Platform and our internal IT systems, with the goal of stealing proprietary information related to our business, products, employees and customers; disrupting our systems and services or those of our customers or others; or demanding ransom to return control of such systems and services. These attempts take a variety of forms, including Distributed Denial of Service attacks, infrastructure attacks, botnets, malicious file uploads, application abuse, credential abuse, ransomware, bugs, viruses, worms and malicious software programs. There could be attempts to infiltrate our systems through our supply chain and contractors. Malicious actors are known to attempt to fraudulently induce employees and suppliers to disclose sensitive information through illegal electronic spamming, phishing or other tactics. Other parties may attempt to gain unauthorized physical access to our facilities in order to infiltrate our internal-use information systems. We may not be able to anticipate the techniques used in such attacks, as they change frequently and may not be recognized until launched. To date, cyber threats and other attacks have not resulted in any material adverse impact to our business or operations, but such threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them.

The complexities in managing the security profile of a distributed network with vast scale and geographic reach that evolves to incorporate new capabilities expose us to both known and unknown vulnerabilities. We have discovered vulnerabilities in software used in our technology, such as the vulnerability in Apache Log4j 2 referred to as “Log4Shell” identified in late 2021 that impacted a large portion of the internet ecosystem, and may have other undiscovered vulnerabilities. These vulnerabilities, resident in either software or configurations, may require significant operational efforts to mitigate and may persist for extended periods of time and the effects of any such vulnerability could be exacerbated. Our ability to detect vulnerabilities could be particularly limited during extraordinary events, such as the ongoing COVID-19 pandemic, where more staff are working remotely and dealing with unusual distractions. Similar security risks exist with respect to acquired companies, our business partners and the third-party vendors that we rely on for aspects of our information technology support services and administrative functions. As a result, we are subject to risks that the activities of our business partners and third-party vendors may adversely affect our business even if an attack or breach does not directly target our systems. See also the risk factor captioned We utilize third-party technology in our business, and failures or vulnerabilities, and/or litigation, related to these technologies may adversely affect our business below.

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

Any actual, alleged or perceived breach of network security in our systems or networks, or any other actual, alleged or perceived data security incident we, our customers or our third-party suppliers suffer, can result in damage to our reputation; negative publicity; loss of channel partners, customers and sales; loss of competitive advantages; increased costs to remedy any problems and otherwise respond to any incident; regulatory investigations and enforcement actions; costly litigation; and other liabilities. In addition, we may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security breaches and other security incidents, as well as the costs to comply with any notification obligations resulting from any security incidents. Any of these negative outcomes could adversely impact the market perception of our solutions and customer and investor confidence in our company and otherwise seriously harm our business and operating results.

If we cannot maintain compatibility with our customers’ IT infrastructure, including their chosen third-party applications, our business will be harmed.

Our products interoperate with our customers' IT infrastructure, that often has different specifications, utilizes diverse technology, and requires compatibility with multiple communication protocols. Therefore, the functionality of our technology often needs to have, and maintain, compatibility with our customers' technology environment, including their chosen third-party technology. Customers, and in particular these chosen third-party applications, may change features, restrict our access to, or alter their applications in a manner that causes incompatibilities or causes us significant costs to maintain compatibility, and as a result our business could be adversely affected. Such changes could functionally limit or prevent the compatibility of our products with our customers’ IT infrastructure, which would negatively affect adoption of our products and harm our business. If we fail to update our products to achieve compatibility with new third-party applications that our customers use, we may not be able to offer the functionality that our customers need, which would harm our business.

We face risks associated with global operations that could harm our business.

A significant portion of our employee increases, customer additions and revenue growth in recent quarters has been attributable to revenue gains outside the U.S. Our operations in foreign countries subject us to risks that may increase our costs, disrupt our operations or make our operations less efficient and require significant management attention. These risks include:

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

•difficulty in staffing, training, developing and managing foreign operations as a result of distance, language, cultural differences or regulations;
•theft of intellectual property in high-risk countries where we operate;
•difficulties in enforcing contracts, collecting accounts and longer payment cycles in certain countries;
•difficulties in transferring funds from, or converting currencies in, certain countries;
•managing the costs and processes necessary to comply with export control, sanctions, anti-corruption, data protection and competition laws and regulations or other regulatory or contractual limitations on our ability to sell or develop our products and services in certain foreign markets;
•geopolitical developments, including any that impact our or our customers’ ability to operate or deliver content to a country;
•other circumstances outside of our control such as trade disputes, political unrest, the imposition of sanctions, export controls, warfare, military or armed conflict, such as the Russian invasion of Ukraine, terrorist attacks, public health emergencies such as the ongoing COVID-19 pandemic and natural disasters that could disrupt our ability to provide services or limit customer purchases of them;
•reliance on one or more channel partners over which we have limited control or influence on a day-to-day basis; and
•potentially adverse tax consequences.

We are subject to laws and regulations worldwide that differ among jurisdictions, affecting our operations in areas such as intellectual property ownership and infringement; tax; anti-corruption; internet and technology regulations; foreign exchange controls and cash repatriation; data privacy; competition; and employment. Compliance with such requirements can be onerous and expensive and may otherwise impact our business operations negatively. Although we have policies, controls, and procedures designed to help ensure compliance with applicable laws, there can be no assurance that our employees, contractors, suppliers or agents will not violate such laws or our policies. Violations of these laws and regulations can result in fines; criminal sanctions against us, our officers or our employees; prohibitions on the conduct of our business; and damage to our reputation. See also the risk factor captioned Other regulatory developments could negatively impact our business below.

Our business strategy depends on the ability to source adequate transmission capacity and the equipment we need to operate our network; failure to have access to those resources could lead to loss of revenue and service disruptions.

To operate our network, we are dependent in part upon transmission capacity provided by third-party telecommunications network providers, the availability of co-location facilities to house our servers and equipment to support our operations. We may be unable to purchase the bandwidth and space we need from these providers due to limitations on their resources or other reasons outside of our control. Inability to access facilities where we would like to install servers, or perform maintenance on existing servers, because of governmental restrictions on access due to stay-at-home orders or social distancing requirements due to the ongoing COVID-19 pandemic or other events impedes our ability to expand or maintain capacity. As a result, there can be no assurance that we are adequately prepared for unexpected increases in bandwidth demands by our customers, particularly those under cyber-attack or impacted by pandemic-related events. Failure to put in place the capacity we require to operate our business effectively could result in a reduction in, or disruption of, service to our customers and ultimately a loss of those customers.

The Akamai Intelligent Edge Platform relies on hardware equipment, including hundreds of thousands of servers deployed around the world. Global supply chain constraints in the wake of the COVID-19 pandemic continue to increase lead times for equipment components, which adds risk to our ability to flex to meet future business needs. Disruptions in our supply chain could prevent us from purchasing needed equipment at attractive prices or at all. For example, from time to time, it has been, and may continue to be, more difficult to purchase equipment that is manufactured in areas that face disruptions to operations due to unrest or other political activity, public health issues (such as the ongoing COVID-19 pandemic), safety issues, natural disasters or general economic conditions. Failure to have adequate equipment, including server equipment, could harm the quality of our services, which could lead to the loss of customers and revenue.

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
•potential disruptions of our ongoing business;
•potential distraction of management;
•diversion of business resources from core operations;

•financial consequences, such as increased operating expenses, incurrence of additional debt and other dilutive effects on our earnings, particularly in the current environment where we have generally seen escalating valuations of many technology companies and increasing allocation of risk to acquirors;
•assumption of legal risks related to compliance with laws, including privacy and anti-corruption regulations;
•failure to realize synergies or other expected benefits;
•lawsuits resulting from an acquisition or disposition;
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

If we are unable to recruit and retain key employees and qualified sales, research and development, technical, marketing and support personnel, our ability to compete could be harmed.

Our future success depends upon the services of our executive officers and other key technology, sales, research and development, marketing and support personnel who have critical industry experience and relationships. Like other companies in our industry, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications, and, if we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could suffer. For example, none of our officers or key employees is bound by an employment agreement for any specific term, and members of our senior management have left our company over the years for a variety of reasons. In addition, effective succession planning is important to our long-term success and our failure to ensure effective transfer of knowledge and smooth transitions involving our officers and other key personnel could hinder our strategic planning and execution.

In addition, our future success will depend upon our ability to attract and retain employees. Such efforts will require time, expense and attention by our employees as there is significant competition for talented individuals in the regions in which our primary offices are located, which affects both our ability to retain key employees and hire new ones and new hires require significant training. This competition results in increased costs in the form of cash and stock-based compensation and can have a dilutive impact on our stock. The loss of the services of a significant number of our employees or any of our key employees or our inability to attract and retain new talent in a timely fashion may be disruptive to our operations and overall business.

Our failure to effectively manage our operations and maintain our company culture as our business evolves and our work practices change could harm us.

Our future operating results will depend on our ability to manage our operations and we believe our culture has been a key contributor to our success to date. As a result of the diversification of our business, personnel growth, increased usage of alternative working arrangements, including the designation of over 90% of roles as flexible and able to work remotely, including after the pandemic, acquisitions and international expansion in recent years, many of our employees are now based outside of our Cambridge, Massachusetts headquarters; however, most key management decisions are made by a relatively small group of individuals based primarily at our headquarters.

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

Due to the ongoing COVID-19 pandemic, nearly all of our employees worldwide have been working remotely since the first quarter of 2020. We plan to roll out our FlexBase program in May 2022, which will allow the more than 90% of our workforce designated as flexible to choose whether they want to work from an Akamai office or their home office. Although we believe a flexible working policy will help us attract and retain talent, the long-term continuation of pandemic-based restrictions and implementation of our FlexBase program could, among other things, negatively impact employee morale and productivity, inhibit our ability to hire and train new employees and impede our ability to support customers at the levels they expect. In addition, certain security systems in homes or other remote workplaces may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Members of our workforce who access company data and systems remotely may not have access to technology that is as robust as that in our offices, which could cause the networks, information systems, applications and other tools available to those remote workers to be more limited or less reliable than in our offices. We may also be exposed to risks associated with the locations of remote workers, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing members of our workforce to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. If we are unable to effectively transition to a hybrid workforce, manage the cybersecurity and other risks of remote work, and maintain our corporate culture and workforce morale, our business could be harmed or otherwise negatively impacted.

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

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, or changes in tax laws, regulations or accounting principles, as well as certain discrete items such as equity-related compensation. In particular, in October 2021, a global consortium of countries agreed to establishing a new framework for international tax reform; if implemented, such reform may increase our tax liabilities and reduce our profitability. We have recorded certain tax reserves to address potential exposures involving our income tax and sales and use tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. We are currently subject to tax audits in various jurisdictions including the Commonwealth of Massachusetts. In the second quarter of 2018, we filed an appeal with the Massachusetts Appellate Tax Board, or MATB, contesting adverse audit findings relating to our eligibility to claim certain tax benefits and exemptions. In July 2020, the MATB ruled in our favor; however the Massachusetts Department of Revenue has appealed the decision. If the ultimate outcome of the appeal and other audits are adverse to us, our reserves may not be adequate to cover our total actual liability, and we would need to take a financial charge. Although we believe our estimates, our reserves and the positions we have taken in all jurisdictions are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

We have customer contracts with the U.S. government, as well as foreign, state and local governments and their respective agencies and we may in the future increase sales to government entities. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Such government entities often have the right to terminate these contracts at any time, without cause. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending and demand and payment for our services may be impacted by public sector budgetary cycles and funding authorizations. These factors may combine to potentially limit the revenue we derive from government contracts in the future. Additionally, government contracts generally have requirements that are more complex than those found in commercial enterprise agreements and therefore are more costly to comply with. Such contracts are also subject to audits and investigations that could result in civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

We utilize third-party technology in our business, and failures or vulnerabilities, and/or litigation, related to these technologies may adversely affect our business.

We utilize third party technology software, services, and other technology in order to operate critical functions of our business, including the integration of certain of these technologies into our network, products and services. If these software, services, or other technology become unavailable or contain vulnerabilities, our expenses could increase and our ability to operate our network, provide our products, and our results of operations could be impaired until equivalent software, technology, or services are purchased or developed or any identified vulnerabilities are remedied. If we are unable to procure the necessary third-party technology we may need to acquire or develop alternative technology, we may have to resort to utilizing alternative technology of lower quality. This could limit and delay our ability to offer new or competitive products and increase our costs of production. As a result, our business could be significantly harmed. In addition, the use of third-party technology may expose us to third-party claims of intellectual property infringement which could cause us to incur significant costs in defense or alternative sourcing.

We rely on certain “open-source” software, the use of which could result in our having to distribute our proprietary software, including our source code, to third parties on unfavorable terms, which could materially affect our business.
Certain of our offerings use software that is subject to open-source licenses. Open-source code is software that is freely accessible, usable and modifiable; however, certain open-source code is governed by license agreements, the terms of which could require users of such software to make any derivative works of the software available to others on unfavorable terms or at no cost. Because we use open-source code, we may be required to take remedial action in order to protect our proprietary software. Such action could include replacing certain source code used in our software, discontinuing certain of our products or taking other actions that could be expensive and divert resources away from our development efforts. In addition, the terms relating to disclosure of derivative works in many open-source licenses are unclear and have not been interpreted by U.S. courts. If a court interprets one or more such open-source licenses in a manner that is unfavorable to us, we could be required to make certain of our key software available at no cost. We could also be subject to similar conditions or restrictions should there be any changes in the licensing terms of the open source software incorporated into our products. In either event, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely or successful basis, any of which could adversely affect our business, operating results and financial condition. Furthermore, open-source software may have security flaws and other deficiencies that could make our solutions less reliable and damage our business.

Legal and Regulatory Risks

Evolving privacy regulations could negatively impact our profitability and business operations.

Laws and regulations that apply to the internet related to privacy and data localization could pose risks to our revenues, intellectual property and customer relationships, as well as increase expenses or create other disadvantages to our business.

Privacy laws are rapidly proliferating, changing and evolving globally. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. Laws, such as the European Union General Data Protection Regulation, or GDPR, and the California Consumer Privacy Act of 2018, or CCPA, and industry self-regulatory codes have been enacted, and more laws are being considered that may affect how we use data generated from our network as well as our ability to reach current and prospective customers, understand how our solutions are being used and respond to customer requests allowed under the laws. Any perception that our business practices, our data collection activities or how our solutions operate represent an invasion of privacy, whether or not consistent with current regulations and industry practices, may subject us to public criticism or boycotts, class action lawsuits, reputational harm or actions by regulators, or claims by industry groups or other third parties, all of which could disrupt our business and expose us to liability.

Engineering efforts to build new capabilities to facilitate compliance with increasing data localization requirements and new and changing privacy laws could require us to take on substantial expense and divert engineering resources from other projects. We might experience reduced demand for our offerings if we are unable to engineer products that meet our legal duties or help our customers meet their obligations under the GDPR, the CCPA or other data regulations, or if the changes we implement to comply with such laws and regulations make our offerings less attractive.

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

Local and foreign laws and regulations that apply to the internet related to, among other things, content liability, security requirements, law enforcement access to information, critical infrastructure, data localization requirements and restrictions on social media or other content could pose risks to our revenues, intellectual property and customer relationships as well as increase expenses or create other disadvantages to our business. Section 230 of the U.S. Communications Decency Act, often referred to as Section 230, gives websites that host user-generated content broad protection from legal liability for content posted on their sites. Proposals to repeal or amend Section 230 could expose us to greater legal liability in the conduct of our business. Our Acceptable Use Policy prohibits customers from using our network to deliver illegal or inappropriate content; if customers violate that policy, we may nonetheless face reputational damage or lawsuits related to their content. Regulations have been enacted or proposed in a number of countries that limit the delivery of certain types of content into those countries. Enactment and expansion of such laws and regulations would negatively impact our revenues. For example, restrictions were adopted in India in 2020 prohibiting access to identified Chinese applications which caused a reduction in revenue to us. In addition, such laws and regulations could cause internet service providers, or others, to block our products in order to enforce content blocking efforts. In addition, efforts to block a single product or domain name may end up blocking a number of other products or domain names in an overbroad manner that could affect our business. Interpretations of laws or regulations that would subject us to regulatory supervision or, in the alternative, require us to exit a line of business or a country, could lead to loss of significant revenues and have a negative impact on the quality of our solutions. As noted with privacy compliance above, engineering efforts to build new capabilities to facilitate compliance with law enforcement access requirements, content access restrictions, or other regulations could require us to take on substantial expense and divert engineering resources from other projects. These circumstances could harm our profitability.

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

The long-term effects of climate change on the global economy and our industry in particular remain unknown. For example, changes in weather where we operate may increase the costs of powering and cooling computer hardware we use to develop software and provide cloud-based services. In addition, catastrophic natural disasters, such as an earthquake, fire, flood or other act of God, catastrophic event or pandemic, and any similar disruption, as well as any derivative disruption, such as those to services provided through localized physical infrastructure, including utility or telecommunication outages, or any to the continuity of our, our partners’, suppliers’ and our customers’ workforce, could have a material adverse impact on our business and operating results. Our global operations are dependent on our network infrastructure, technology systems and website, including the supply of servers from our third party partners, as well as our intellectual property and personnel and any disruption to these dependencies may negatively impact our ability to respond to customers, provide services and maintain local and global business continuity. Furthermore, some of our products and business functions are hosted or carried out by third parties that may be vulnerable to these same types of disruptions, the response to or resolution of which may be beyond our control. Any disruption to our business could cause us to incur significant costs to repair damages to our facilities, equipment, infrastructure and business relationships.

In addition, in response to concerns about global climate change, governments may adopt new regulations affecting the use of fossil fuels or requiring the use of alternative fuel sources which could adversely impact our business. Our deployed network of servers consumes significant energy resources, including those generated by the burning of fossil fuels. While we have invested in projects to support renewable energy development, our customers, investors and other stakeholders may require us to take more steps to demonstrate that we are taking ecologically responsible measures in operating our business. The costs and any expenses we may incur to make our network more energy-efficient and comply with any new regulations could make us less profitable in future periods. Failure to comply with applicable laws and regulations or other requirements imposed on us could lead to fines, lost revenue and damage to our reputation.

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
•general economic conditions and other macro-economic factors, such as inflationary pressures;
•repurchases of shares of our common stock;
•successful cyber-attacks affecting our network or systems;
•performance by other companies in our industry; and
•geopolitical conditions such as acts of terrorism, military or armed conflicts, such as the Russian invasion of Ukraine, or global pandemics.

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

As of the date of this report, we had total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2025, and we had total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2027. We also entered into a credit facility in May 2018 that provides for an initial $500.0 million in revolving loans; under specified circumstances, we would be able to borrow an additional $500.0 million thereunder. Our ability to repay any amounts we borrow under our credit facility, refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the applicable indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through future borrowing under the credit facility or the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. If we do not have sufficient cash upon conversion of the notes or to repurchase the notes following a fundamental change, we would be in default under the terms of the notes, which could seriously harm our business. Although the terms of our credit facility include certain financial ratios that potentially limit our future indebtedness, the terms of the notes do not. If we incur significantly more debt, this could intensify the risks described above.

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

Item 3. Legal Proceedings

We are party to various litigation matters, governmental proceedings, investigations, claims and disputes that we consider routine and incidental to our business. We do not currently expect the results of any of these matters to have a material effect on our business, results of operations, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.01 per share, trades under the symbol “AKAM” on the Nasdaq Global Select Market.

As of February 22, 2022, there were 174 holders of record of our common stock.

We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying or declaring any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the fourth quarter of 2021 (in thousands, except share and per share data):

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
October 1, 2021 – October 31, 2021	362,034	$105.22	362,034	$282,542
November 1, 2021 – November 30, 2021	704,875	110.45	704,875	204,691
December 1, 2021 – December 31, 2021	1,373,341	112.90	1,373,341	49,637
Total	2,440,250	$111.05	2,440,250

(1)Information is based on settlement dates of repurchase transactions.
(2)Consists of shares of our common stock, par value $0.01 per share.
(3)Includes commissions paid.
(4)Effective November 1, 2018, the Board authorized a $1.1 billion repurchase program through December 31, 2021. In October 2021, our board of directors authorized a new $1.8 billion share repurchase program, effective January 1, 2022 through December 31, 2024. Beginning January 1, 2022, we have $1.8 billion available for future repurchases of shares.

During the year ended December 31, 2021, we repurchased 4.7 million shares of our common stock for an aggregate of $522.3 million.

Item 6. [Reserved]

Not applicable.

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

Overview

We provide solutions to power and protect digital experiences. The key factors that influence our financial success are our ability to build on recurring revenue commitments for our security and performance offerings, increase media traffic on our network, effectively manage the prices we charge for our solutions, develop new products and carefully manage our capital spending and other expenses. The purpose of this discussion and analysis section is to provide material information relevant to an assessment of our financial condition and results of operations from management’s perspective, including to describe and explain key trends, events and other factors that impacted our reported results and that are reasonably likely to impact our future performance.

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

•We have experienced increases in the amount of traffic delivered for customers that use our solutions for video, gaming downloads and social media. During 2020, we saw a dramatic increase in traffic growth on our network related to the shutdowns and restrictions from the novel coronavirus, or COVID-19, pandemic. Primarily as a result of the rollback of many pandemic-related restrictions, we have seen the rate of traffic growth moderate during 2021. We do not expect the events of 2020, and its impact to our revenue growth rates, to repeat in the foreseeable future.

•The prices paid by some of our customers have declined due to competition and contract renewals. During 2021 as compared to 2020, we experienced a decline in revenue from website and application delivery solutions due to the above factors, particularly in the U.S. commerce vertical. While we have increased committed recurring revenue from our solutions by upselling incremental solutions to our existing customers and adding new customers to offset the negative trends, we expect revenue challenges from our website and application performance solutions to continue in 2022.

•Revenue from our international operations has been growing at a faster pace than from our U.S. operations, particularly in terms of traffic, new customer acquisition and cross-selling of incremental solutions. Because we publicly report in U.S. dollars, if the dollar strengthens, our reported revenue results will be negatively impacted. Conversely, a weaker dollar would benefit our reported results.

•We have experienced variations in certain types of revenue from quarter to quarter. In particular, we typically experience higher revenue in the fourth quarter of each year for some of our solutions as a result of holiday season activity. In addition, we experience quarterly variations in revenue attributable to, among other things, the nature and timing of software and gaming releases by our customers; whether there are large live sporting or other events or situations that impact the amount of media traffic on our network; and the frequency and timing of purchases of custom solutions or licensed software.

Expenses

Our level of profitability is also impacted by our expenses, including direct costs to support our revenue such as bandwidth and co-location costs. We have observed the following trends related to our profitability in recent years:

•Our profitability improved in 2021 and 2020 as compared to prior periods due to higher overall revenue as well as the effects of cost savings and efficiency initiatives we have undertaken. We have also benefited from lower travel expenses because of pandemic-related shutdowns and restrictions. We will need to continue to undertake efforts intended to improve the efficiency of operations to manage our expense growth and profitability.

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

•Network build-out and supporting service costs represent another significant portion of our cost of revenue. These costs include maintenance and supporting services incurred as we continue to build-out our global network. We have seen these costs increase in 2021 and 2020, as a result of our network expansion and pricing pressure from vendors. As we continue to invest in our network, we will need to effectively manage our network build-out and supporting costs.

•Our employees are core to the operations of our business, and payroll and related costs, including stock-based compensation, is one of our largest expenses. It is important to the success of operations that we offer competitive compensation packages. However, we need to ensure we continue to focus on the right investments and maintain operational efficiencies to mitigate the cost of talent. We plan to continue to hire employees in support of our strategic initiatives, including through our anticipated acquisition, but do not expect overall headcount to increase significantly in 2022.

•Depreciation expense related to our network equipment also contributes to our overall expense levels. During 2021, as compared to 2020, we saw higher depreciation expense due to accelerated deployment of equipment in 2020 to help meet the increased traffic demands arising during the ongoing COVID-19 pandemic. We plan to continue to invest in our network in 2022 which will further increase our capital expenditures and resulting depreciation expense.

Acquisitions

In February 2022, we announced our intention to acquire Linode Limited Liability Company, or Linode, for approximately $900.0 million, net of cash acquired and subject to post-closing adjustments. Linode is an infrastructure-as-a-service platform provider that allows for developer-friendly cloud computing capabilities. The acquisition is intended to enhance our edge computing services by creating a unique cloud platform to build, run and secure applications from the cloud to the edge. The acquisition is expected to close in March 2022. Linode has approximately 250 employees, and the acquisition is expected to be accretive to our earnings per share in 2022.

In October 2021, we acquired Guardicore Ltd., or Guardicore, for $610.4 million in cash. Guardicore's micro-segmentation solution is designed to limit user access to only those applications that are authorized to communicate with each other, thereby limiting the spread of malware and protecting the flow of enterprise data across the network. Guardicore has approximately 270 employees, and the acquisition is expected to be dilutive to our earnings per share at least through 2022.

Reorganization

We are currently organized and operate in one reportable and operating segment: providing cloud services for delivering, optimizing and securing content and business applications over the internet. Effective on March 1, 2021, we reorganized into two groups, both of which utilize the Akamai Intelligent Edge Platform and our global sales organization: the Security Technology Group and the Edge Technology Group. These groups are aligned with our product offerings. Revenue from the Security Technology Group was previously reported as revenue from Cloud Security Solutions, and revenue from the Edge Technology Group was previously reported as revenue from content delivery network services and all other solutions. The Security Technology Group includes solutions that are designed to keep infrastructure, websites, applications and users safe, while the Edge Technology Group includes solutions that enable business online, including media delivery, web performance and edge computing solutions.

Remote Work

We have a rigorous process for assessing whether any office can reopen (and remain open) based on local government regulations, local health trends and business needs. For most locations, our facilities are expected to be closed to employees whose job responsibilities do not require in-office work. We have begun to selectively and safely reopen offices in a limited capacity for employees who would prefer to work from one of our offices. Safety protocols include, but are not limited to, mandatory training, personal protective equipment, reduced capacity, social distancing, an increased cleaning schedule and, in certain jurisdictions, vaccination requirements and/or testing protocols. We have a rigorous process for assessing whether any office can reopen (and remain open) based on local government regulations, local health trends and business needs. Except for employees whose job responsibilities require in-office work, none of our employees are required to fully return to the office, even those that are currently open. In addition, we plan to roll out our FlexBase program in May 2022, which will allow the more than 90% of our workforce designated as flexible to choose whether they want to work from an Akamai office or their home office, even after we decide it is safe to open all of our offices in light of the COVID-19 pandemic.

Our operations have not been significantly disrupted by the shift to remote working. While we have incurred and expect to continue to incur expenses associated with enabling remote work, reconfiguring work spaces to help ensure the safety and well-being of employees accessing our locations and re-thinking our facility footprint and the way we utilize office space, we do not currently believe those costs will materially impact our financial condition or results of operations.

Results of Operations

The following sets forth, as a percentage of revenue, consolidated statements of income data for the years indicated:

	2021	2020	2019
Revenue	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	36.7	35.4	34.1
Research and development	9.7	8.4	9.0
Sales and marketing	13.3	16.0	18.1
General and administrative	16.0	17.1	17.8
Amortization of acquired intangible assets	1.4	1.3	1.3
Restructuring charge	0.3	1.2	0.6
Total costs and operating expenses	77.4	79.4	80.9
Income from operations	22.6	20.6	19.1
Interest income	0.5	0.9	1.2
Interest expense	(2.1)	(2.2)	(1.7)
Other income (expense), net	0.1	(0.1)	—
Income before provision for income taxes	21.1	19.2	18.6
Provision for income taxes	(1.8)	(1.4)	(1.8)
Loss from equity method investment	(0.4)	(0.4)	—
Net income	18.9%	17.4%	16.8%

Revenue

Revenue during the periods presented is as follows (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2021	2020	% Change	% Change at Constant Currency	2020	2019	% Change	% Change at Constant Currency
Security Technology Group	$1,334,836	$1,061,622	25.7%	24.6%	$1,061,622	$848,733	25.1%	25.3%
Edge Technology Group	2,126,387	2,136,527	(0.5)	(1.2)	2,136,527	2,044,884	4.5	4.4
Total revenue	$3,461,223	$3,198,149	8.2%	7.3%	$3,198,149	$2,893,617	10.5%	10.6%

The increase in our revenue in 2021 as compared to 2020 was primarily the result of continued strong growth in sales of solutions offered by our Security Technology Group. The increase in our revenue in 2020 as compared to 2019 was primarily the result of higher media traffic volumes due in part to behavioral changes prompted by the COVID-19 pandemic and continued strong growth in sales of our Security Technology Group solutions.

The increases in Security Technology Group revenue for 2021 as compared to 2020, and 2020 as compared to 2019, were due to growth across our security products portfolio, including Bot Manager, Kona Site Defender, Prolexic and our access control product suite.

The decrease in Edge Technology Group revenue for 2021 as compared to 2020 was due to reduction in sales of application performance solutions, partially offset by growth in edge application solutions. The increase in Edge Technology Group revenue for 2020 as compared to 2019 was primarily due to strong traffic growth, driven by video and gaming, over-the-top, or OTT, as well as strong growth in our edge applications solutions stemming from behavior changes from the COVID-19 pandemic. These increases were partially offset by a reduction in sales of website and application performance solutions.

Revenue derived in the U.S. and internationally during the periods presented is as follows (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2021	2020	% Change	% Change at Constant Currency	2020	2019	% Change	% Change at Constant Currency
U.S.	$1,837,508	$1,777,435	3.4%	3.4%	$1,777,435	$1,694,211	4.9%	4.9%
International	1,623,715	1,420,714	14.3	12.3	1,420,714	1,199,406	18.4	18.5
Total revenue	$3,461,223	$3,198,149	8.2%	7.3%	$3,198,149	$2,893,617	10.5%	10.6%

The U.S. revenue growth rates for 2021 and 2020 were positively impacted by the increase in traffic on our network in 2021 and 2020, including from our U.S.-based large internet platform customers.

Internationally, during 2021 and 2020, we continued to see strong revenue growth from our operations in the Asia-Pacific region. Changes in foreign currency exchange rates positively impacted our revenue by $28.8 million in 2021 as compared to 2020, and negatively impacted our revenue by $1.2 million in 2020 as compared to 2019.

For the year ended December 31, 2021, approximately 47% of our revenue was derived from our operations located outside of the U.S., compared to 44% for the year ended December 31, 2020 and 41% for the year ended December 31, 2019. No single country outside of the U.S. accounted for 10% or more of revenue during any of these periods.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2021	2020	% Change	2020	2019	% Change
Bandwidth fees	$209,288	$200,167	4.6%	$200,167	$165,335	21.1%
Co-location fees	177,950	156,275	13.9	156,275	127,024	23.0
Network build-out and supporting services	157,234	134,952	16.5	134,952	101,135	33.4
Payroll and related costs	276,544	262,972	5.2	262,972	248,146	6.0
Stock-based compensation, including amortization of prior capitalized amounts	57,390	52,863	8.6	52,863	51,607	2.4
Depreciation of network equipment	226,384	167,017	35.5	167,017	125,589	33.0
Amortization of internal-use software	164,166	158,426	3.6	158,426	168,788	(6.1)
Total cost of revenue	$1,268,956	$1,132,672	12.0%	$1,132,672	$987,624	14.7%
As a percentage of revenue	36.7%	35.4%		35.4%	34.1%

The increases in cost of revenue for 2021 as compared to 2020, and 2020 as compared to 2019, was primarily due to increased investment in our network, mostly incurred in 2020, to support current and anticipated future traffic growth, which resulted in increases to amounts paid for network build-out and supporting services, higher depreciation costs of our network equipment and increases to expenses related to our co-location facilities. Bandwidth fees also increased during these periods due to growth in the amount of traffic served on our network.

During 2022, we anticipate cost of revenues to increase compared to 2021, in particular amortization of internal-use software, depreciation of network equipment and payroll and related costs, due to continued investments in our network, as well as our recent and expected acquisitions. We plan to continue to focus our efforts on managing our operating margins, including continuing to manage our bandwidth, co-location and network build-out costs.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2021	2020	% Change	2020	2019	% Change
Payroll and related costs	$456,138	$410,568	11.1%	$410,568	$382,084	7.5%
Stock-based compensation	65,951	48,854	35.0	48,854	49,685	(1.7)
Capitalized salaries and related costs	(200,530)	(200,143)	0.2	(200,143)	(183,282)	9.2
Other expenses	13,813	10,036	37.6	10,036	12,878	(22.1)
Total research and development	$335,372	$269,315	24.5%	$269,315	$261,365	3.0%
As a percentage of revenue	9.7%	8.4%		8.4%	9.0%

The increases in research and development expenses for 2021 as compared to 2020 were due to increased payroll and related costs, including stock-based compensation, primarily due to headcount growth, the redeployment of some employees to research and development functions from sales and marketing activities as part of our March 2021 reorganization and as a result of employees joining us through acquisitions.

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

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. For the years ended December 31, 2021, 2020 and 2019, we capitalized $32.2 million, $35.7 million and $33.7 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, which is generally two years, but can be up to seven years based on the software developed and its expected useful life.

We expect research and development costs to increase in 2022 to support our innovation initiatives and incremental headcount due to hiring for our strategic investments and our employees acquired through our recent and anticipated acquisitions.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2021	2020	% Change	2020	2019	% Change
Payroll and related costs	$366,501	$393,800	(6.9)%	$393,800	$382,570	2.9%
Stock-based compensation	46,342	65,257	(29.0)	65,257	62,149	5.0
Marketing programs and related costs	40,553	39,272	3.3	39,272	52,787	(25.6)
Other expenses	8,571	12,076	(29.0)	12,076	26,377	(54.2)
Total sales and marketing	$461,967	$510,405	(9.5)%	$510,405	$523,883	(2.6)%
As a percentage of revenue	13.3%	16.0%		16.0%	18.1%

The decreases in sales and marketing expenses for 2021 as compared to 2020 were due to decreased payroll and related costs, including stock-based compensation, primarily as a result of headcount reductions due to the establishment of a unified global sales organization and elimination of duplicative roles as a result of our March 2021 reorganization. In connection with this, some employees who previously supported the sales organization were redeployed in March 2021 to our research and development function to focus our investments to improve security, performance, scalability and innovation across our solutions.

The decreases in sales and marketing expenses for 2020 as compared to 2019 were a result of the restrictions associated with the COVID-19 pandemic that resulted in the cancellation or postponement of in-person marketing events and led to a decline in travel expenses such as airfare, lodging and other costs related to in-person customer events and meetings.

We expect sales and marketing costs to increase in 2022 as compared to 2021, due our recent and anticipated acquisitions. However, we plan to continue to carefully manage costs in an effort to manage our operating margins and to refine and optimize our go-to-market efforts.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2021	2020	% Change	2020	2019	% Change
Payroll and related costs	$223,238	$199,992	11.6%	$199,992	$194,232	3.0%
Stock-based compensation	63,324	58,470	8.3	58,470	52,826	10.7
Depreciation and amortization	81,934	82,862	(1.1)	82,862	78,587	5.4
Facilities-related costs	100,769	98,805	2.0	98,805	90,674	9.0
Provision for doubtful accounts	763	2,881	(73.5)	2,881	1,924	49.7
Acquisition-related costs	13,317	5,579	138.7	5,579	1,920	190.6
License of patent	—	—	—	—	(8,855)	(100.0)
Legal settlements	—	275	(100.0)	275	10,000	(97.3)
Endowment of Akamai Foundation	—	20,000	(100.0)	20,000	—	100.0
Other expenses	69,679	79,024	(11.8)	79,024	94,785	(16.6)
Total general and administrative	$553,024	$547,888	0.9%	$547,888	$516,093	6.2%
As a percentage of revenue	16.0%	17.1%		17.1%	17.8%

The increase in general and administrative expenses for 2021 as compared to 2020 was primarily due to increased payroll and related costs, including stock-based compensation, as a result of annual merit increases and headcount growth, partially offset by a decrease in an endowment contribution to the Akamai Foundation in 2020 that did not recur in 2021.

The increase in general and administrative expenses for 2020 as compared to 2019 was primarily due to:

•an endowment contribution to the Akamai Foundation in 2020, which did not occur in 2019, to support the Foundation's increased charitable initiatives;
•expansion of company infrastructure throughout 2019, including moving into our new corporate headquarters in Cambridge, Massachusetts, which increased facilities-related costs and depreciation and amortization in 2020; and
•a reduction to license patent fees as a result of our litigation with Limelight Networks, Inc., or Limelight, that did not recur in 2020.

The increases in general and administrative expenses for 2020 as compared to 2019 were also partially offset by a decrease in amounts paid to professional service providers for advisory services as well as a legal settlement charge in 2019 that did not recur in 2020.

General and administrative expenses for 2021, 2020 and 2019 are broken out by category as follows (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2021	2020	% Change	2020	2019	% Change
Global functions	$212,456	$193,719	9.7%	$193,719	$198,077	(2.2)%
As a percentage of revenue	6.1%	6.1%		6.1%	6.8%
Infrastructure	326,480	325,434	0.3	325,434	307,500	5.8
As a percentage of revenue	9.4%	10.2%		10.2%	10.6%
Other	14,088	28,735	(51.0)	28,735	10,516	173.3
Total general and administrative expenses	$553,024	$547,888	0.9%	$547,888	$516,093	6.2%
As a percentage of revenue	16.0%	17.1%		17.1%	17.8%

Global functions expense includes payroll, stock-based compensation and other employee-related costs for administrative functions, including finance, purchasing, order entry, human resources, legal, information technology and executive personnel, as well as third-party professional service fees. Infrastructure expense includes payroll, stock-based compensation and other employee-related costs for our network infrastructure functions, as well as facility rent expense, depreciation and amortization of facility and IT-related assets, software and software-related costs, business insurance and taxes. Our network infrastructure function is responsible for network planning, sourcing, architecture evaluation and platform security. Other expense includes acquisition-related costs, provision for doubtful accounts, legal settlements, the endowment contribution to the Akamai Foundation, transformation costs and the licensing of a patent.

During 2022, we expect payroll and related costs of our general and administrative functions to increase as compared to 2021 as a result of headcount growth to support the operations of the business, but we plan to continue to carefully manage costs in an effort to manage our operating margins.

Amortization of Acquired Intangible Assets

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2021	2020	% Change	2020	2019	% Change
Amortization of acquired intangible assets	$48,019	$42,049	14.2%	$42,049	$38,581	9.0%
As a percentage of revenue	1.4%	1.3%		1.3%	1.3%

The increase in amortization of acquired intangible assets for 2021 as compared to 2020, as well as 2020 as compared to 2019, was the result of amortization of assets related to our recent acquisitions.

Based on acquired intangible assets as of December 31, 2021, future amortization is expected to be $48.1 million, $43.5 million, $38.9 million, $35.8 million and $31.0 million for the years ending December 31, 2022, 2023, 2024, 2025 and 2026, respectively. We anticipate that these amortization amounts will increase in future periods as a result of our anticipated acquisition of Linode, which is expected to close in late March 2022.

Restructuring Charge

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2021	2020	% Change	2020	2019	% Change
Restructuring charge	$10,737	$37,286	(71.2)%	$37,286	$17,153	117.4%
As a percentage of revenue	0.3%	1.2%		1.2%	0.6%

The restructuring charge in 2021 was primarily the result of management's actions initiated in the fourth quarter of 2020 to better position us to become more agile in delivering our solutions. The restructuring charge for this action includes severance and related expenses for certain headcount reductions and software charges for software not yet placed into service that will not be implemented due to this action. In addition to the 2020 action, additional charges were incurred in 2021, related to management’s plans to launch its new FlexBase program in May 2022. The restructuring charge incurred for this program in 2021 includes impairments of lease-related assets for certain facilities that are no longer needed. These restructuring charges were partially offset by the release of a lease obligation for a facility previously exited as part of management actions initiated in late 2019.

The restructuring charge in 2020 was primarily the result of the management actions initiated in the fourth quarter of 2020, and the associated severance and related expenses and software charges that resulted from the action. In addition, an $8.7 million impairment of lease-related assets was incurred during 2020 to exit leased facilities related to a 2019 action, which allowed us to focus on investment with the potential to accelerate new revenue growth.

The restructuring charge in 2019 was primarily the result of the management actions initiated in 2019, and associated severance and related expenses due to headcount reductions and software charges for software not yet placed into service that was not implemented due to this action.

We do not expect material additional restructuring charges related to our prior actions. We are continuing to evaluate our facility footprint in light of our FlexBase program, including our plans and ability to sublease space, but we do not currently believe such charges will materially impact our financial condition or results of operation.

Non-Operating Income (Expense)

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2021	2020	% Change	2020	2019	% Change
Interest income	$15,620	$29,122	(46.4)%	$29,122	$34,355	(15.2)%
As a percentage of revenue	0.5%	0.9%		0.9%	1.2%
Interest expense	$(72,332)	$(69,120)	4.6%	$(69,120)	$(49,364)	40.0%
As a percentage of revenue	(2.1)%	(2.2)%		(2.2)%	(1.7)%
Other income (expense), net	$1,785	$(2,454)	(172.7)%	$(2,454)	$(1,428)	71.8%
As a percentage of revenue	0.1%	(0.1)%		(0.1)%	—%

Interest income primarily consists of interest earned on invested cash balances and marketable securities. The decrease to interest income for 2021 as compared to 2020, and 2020 as compared to 2019, was primarily the result of investing in marketable securities having lower rates of return due to lower interest rates. We expect interest income to decrease in 2022 as a result of an anticipated lower cash, cash equivalents and marketable securities balance due to our planned acquisition of Linode in March 2022.

Interest expense is related to our debt transactions, which are described in Note 11 to the consolidated financial statements included elsewhere in this annual report on Form 10-K. The increase to interest expense for 2020 as compared to 2019 was primarily due to the August 2019 issuance of $1,150.0 million in par value of convertible senior notes due 2027, or 2027 Notes, which bear regular interest of 0.375%, but have an effective interest rate of 3.1% due to the conversion feature. As a result of our adoption of new guidance for accounting for convertible senior notes on January 1, 2022 (see Note 2 to the consolidated financial statements included elsewhere in this annual report on Form 10-K), we expect interest expense to decrease in 2022 as a result of the elimination of the amortization of debt discounts.

Other income (expense), net primarily represents net foreign exchange gains and losses mainly due to foreign currency exchange rate fluctuations on intercompany and other non-functional currency transactions. Other income (expense), net for the years ended December 31, 2021 and 2020 also includes gains from the sale of equity investments of $3.7 million and $7.2 million, respectively. Other income (expense), net may fluctuate in the future based on changes in foreign currency exchange rates or other events.

Provision for Income Taxes

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2021	2020	% Change	2020	2019	% Change
Provision for income taxes	$62,571	$45,922	36.3%	$45,922	$53,350	(13.9)%
As a percentage of revenue	1.8%	1.4%		1.4%	1.8%
Effective income tax rate	8.6%	7.5%		7.5%	10.0%

The increase in the provision for income taxes for 2021 as compared to 2020 was mainly due to an increase in profitability and a decrease in the excess tax benefit related to stock-based compensation. These amounts were partially offset by an increase in foreign income taxed at lower rates, a decrease in state taxes, a decrease in the revaluation of certain foreign income tax liabilities due to foreign exchange rate fluctuations and the release of certain tax reserves related to the expiration of local statutes of limitations.

The decrease in the provision for income taxes for 2020 as compared to 2019 was mainly due to a decrease in intercompany sales of intellectual property, a decrease in the valuation allowance recorded against deferred tax assets related to state tax credits and an increase in foreign income taxed at lower rates. These amounts were partially offset by an increase in profitability and the release of certain tax reserves related to the expiration of local statues of limitations.

For the year ended December 31, 2021, our effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by non-deductible stock-based compensation and state taxes.

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

Loss from Equity Method Investment

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2021	2020	% Change	2020	2019	% Change
Loss from equity method investment	$14,008	$13,106	6.9%	$13,106	$1,096	1,095.8%
As a percentage of revenue	0.4%	0.4%		0.4%	—%

During 2019, we began recognizing our share of earnings from our investment with Mitsubishi UFJ Financial Group, or MUFG, in a joint venture, Global Open Network, Inc., or GO-NET. GO-NET intended to operate a blockchain-based online payment network. In February 2022, MUFG, the majority owner of GO-NET, announced it was preparing to suspend the operations of GO-NET. We recorded a loss of $13.1 million during the year ended December 31, 2020, which included an $11.0 million impairment to reduce the Company's investment to its fair value due to a modified business plan and continued negative projected cash flows. We recorded a loss of $14.0 million and $1.1 million during the years ended December 31, 2021 and 2019, respectively, which reflects our share of the losses incurred by GO-NET during those years. We expect to record additional losses in 2022 as GO-NET winds down its operations. However, we do not expect those losses to be more than our remaining investment on December 31, 2021 of $7.5 million.

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

•Restructuring charges – We have incurred restructuring charges from programs that have significantly changed either the scope of the business undertaken by us or the manner in which that business is conducted. These charges include severance and related expenses for workforce reductions, impairments of long-lived assets that will no longer be used in operations (including right-of-use assets, other facility-related property and equipment and internal-use software) and termination fees for any contracts cancelled as part of these programs. We exclude these items from our non-GAAP financial measures when evaluating our continuing business performance as such items vary significantly based on the magnitude of the restructuring action and do not reflect expected future operating expenses. In addition, these charges do not necessarily provide meaningful insight into the fundamentals of current or past operations of our business.
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

•Endowment of Akamai Foundation – We have incurred expenses to endow the Akamai Foundation, a private corporate foundation dedicated to encouraging the next generation of technology innovators by supporting math and science education. Our first endowment was in 2018 to enable a permanent endowment for the Akamai Foundation to allow it to expand its reach. In the fourth quarter of 2020 we supplemented the endowment to enable specific initiatives to increase diversity in the technology industry. We believe excluding these amounts from non-GAAP financial measures is useful to investors as these infrequent and nearly one-time expenses are not representative of our core business operations.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Income from operations	$783,148	$658,534	$548,918
Amortization of acquired intangible assets	48,019	42,049	38,581
Stock-based compensation	202,759	197,411	187,140
Amortization of capitalized stock-based compensation and capitalized interest expense	35,894	33,202	34,438
Restructuring charge	10,737	37,286	17,153
Acquisition-related costs	13,317	5,579	1,920
Legal settlements	—	275	10,000
Endowment of Akamai Foundation	—	20,000	—
Transformation costs	—	—	5,527
Non-GAAP income from operations	$1,093,874	$994,336	$843,677

GAAP operating margin	23%	21%	19%
Non-GAAP operating margin	32%	31%	29%

The following table reconciles GAAP net income to non-GAAP net income for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Net income	$651,642	$557,054	$478,035
Amortization of acquired intangible assets	48,019	42,049	38,581
Stock-based compensation	202,759	197,411	187,140
Amortization of capitalized stock-based compensation and capitalized interest expense	35,894	33,202	34,438
Restructuring charge	10,737	37,286	17,153
Acquisition-related costs	13,317	5,579	1,920
Legal settlements	—	275	10,000
Endowment of Akamai Foundation	—	20,000	—
Transformation costs	—	—	5,527
Amortization of debt discount and issuance costs	66,025	62,823	45,857
(Gain) loss on investments	(3,680)	(7,228)	60
Loss from equity method investment	14,008	13,106	1,096
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(96,164)	(103,280)	(80,488)
Non-GAAP net income	$942,557	$858,277	$739,319

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share data):

	2021	2020	2019
GAAP net income per diluted share	$3.93	$3.37	$2.90
Adjustments to net income:
Amortization of acquired intangible assets	0.29	0.25	0.23
Stock-based compensation	1.22	1.19	1.14
Amortization of capitalized stock-based compensation and capitalized interest expense	0.22	0.20	0.21
Restructuring charge	0.06	0.23	0.10
Acquisition-related costs	0.08	0.03	0.01
Legal settlements	—	—	0.06
Endowment of Akamai Foundation	—	0.12	—
Transformation costs	—	—	0.03
Amortization of debt discount and issuance costs	0.40	0.38	0.28
(Gain) loss on investments	(0.02)	(0.04)	—
Loss from equity method investment	0.08	0.08	0.01
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.58)	(0.63)	(0.49)
Adjustment for shares (1)	0.06	0.04	—
Non-GAAP net income per diluted share (2)	$5.74	$5.22	$4.49

Shares used in GAAP per diluted share calculations	165,804	165,213	164,573
Impact of benefit from note hedge transactions (1)	(1,600)	(873)	—
Shares used in non-GAAP per diluted share calculations (1)	164,204	164,340	164,573

(1) Shares used in non-GAAP per diluted share calculations have been adjusted for the years ended December 31, 2021 and 2020, for the benefit of our note hedge transactions. During 2021 and 2020, our average stock price was in excess of $95.10, which is the initial conversion price of our convertible senior notes due in 2025. See further discussion below.

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

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Net income	$651,642	$557,054	$478,035
Amortization of acquired intangible assets	48,019	42,049	38,581
Stock-based compensation	202,759	197,411	187,140
Amortization of capitalized stock-based compensation and capitalized interest expense	35,894	33,202	34,438
Restructuring charge	10,737	37,286	17,153
Acquisition-related costs	13,317	5,579	1,920
Legal settlements	—	275	10,000
Interest income	(15,620)	(29,122)	(34,355)
Endowment of Akamai Foundation	—	20,000	—
Transformation costs	—	—	5,527
Amortization of debt discount and issuance costs	72,332	69,120	49,364
Provision for income taxes	62,571	45,922	53,350
Depreciation and amortization	467,048	403,160	367,655
(Gain) loss on investments	(3,680)	(7,228)	60
Loss from equity method investment	14,008	13,106	1,096
Other expense, net	1,895	9,682	1,368
Adjusted EBITDA	$1,560,922	$1,397,496	$1,211,332

Net income margin	19%	17%	17%
Adjusted EBITDA margin	45%	44%	42%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of December 31, 2021, our cash, cash equivalents and marketable securities, which primarily consisted of corporate bonds and U.S. government agency obligations, totaled $2.2 billion. Factoring in our outstanding convertible senior notes of $2.3 billion, our net cash at December 31, 2021 was in a negative position of $133.8 million. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as accounts receivable, deferred revenue, accounts payable and various accrued expenses, as well as changes in our capital and financial structure due to common stock repurchases, debt repayments and issuances, acquisitions, purchases and sales of marketable securities and similar events. We believe that our strong balance sheet and cash position are important competitive differentiators that provide the financial stability and flexibility to enable us to continue to make investments at opportune times.

As of December 31, 2021, we had cash and cash equivalents of $346.4 million held in accounts outside the U.S. The U.S. Tax Cuts and Jobs Act establishes a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact. As a result, our liquidity is not expected to be materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

The following table summarizes current and long-term material cash requirements as of December 31, 2021, which we expect to fund primarily with operating cash flows (in thousands):

	Payments Due by Period
	Total	Less than 12 Months	12 to 36 Months	36 to 60 Months	More than 60 Months
Operating lease obligations: (1)
Real estate arrangements	$784,239	$80,070	$153,089	$134,800	$416,280
Co-location arrangements	245,468	97,494	89,370	37,964	20,640
Bandwidth agreements	126,223	102,144	24,079	—	—
Open vendor purchase orders	315,379	226,926	88,162	291	—
Convertible senior notes	2,300,000	—	—	1,150,000	1,150,000
Total contractual obligations	$3,771,309	$506,634	$354,700	$1,323,055	$1,586,920

(1) Excludes $67.2 million of obligations for operating leases that have not yet commenced. See Note 12 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for additional information.

In accordance with the authoritative guidance for accounting for uncertainty in income taxes, as of December 31, 2021, we had unrecognized tax benefits of $23.1 million, including $7.2 million of accrued interest and penalties. We believe that it is reasonably possible that $4.8 million of our unrecognized tax benefits will be recognized by the end of 2022. The settlement period for the remaining amount of the unrecognized tax benefits is unknown.

Cash Provided by Operating Activities

	For the Years Ended December 31,
(in thousands)	2021	2020	2019
Net income	$651,642	$557,054	$478,035
Non-cash reconciling items included in net income	793,445	727,829	683,132
Changes in operating assets and liabilities	(40,524)	(69,883)	(102,863)
Net cash flows provided by operating activities	$1,404,563	$1,215,000	$1,058,304

The increase in cash provided by operating activities for 2021 as compared to 2020 was primarily due to increased profitability in 2021 and timing of payments from customers.

The increase in cash provided by operating activities for 2020 as compared to 2019 was primarily due to increased profitability in 2020 and timing of vendor payments. The increase was partially offset by the timing of payments from customers.

Cash Used in Investing Activities

	For the Years Ended December 31,
(in thousands)	2021	2020	2019
Cash paid for acquired businesses, net of cash acquired	$(598,825)	$(127,999)	$(165,329)
Cash paid for asset acquisition	—	(36,376)	—
Cash paid for equity method investment	—	—	(36,008)
Purchases of property and equipment and capitalization of internal-use software development costs	(545,230)	(731,872)	(562,077)
Net marketable securities activity	501,478	(154,848)	(904,919)
Other investing activities	(4,322)	8,121	399
Net cash used in investing activities	$(646,899)	$(1,042,974)	$(1,667,934)

The decrease in cash used in investing activities in 2021 as compared to 2020 was primarily driven by a decrease in purchases of marketable securities, as we did not reinvest our matured securities in order to fund our acquisition of Guardicore in October 2021. The decrease was also attributable to a reduction of purchases of property and equipment as we slowed expansion of our network, as compared to 2020. These decreases were partially offset by an increase in cash paid for acquired businesses in 2021, due to the size of the acquisition completed in 2021, as compared to 2020.

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

Cash Used in Financing Activities

	For the Years Ended December 31,
(in thousands)	2021	2020	2019
Activity related to convertible senior notes	$—	$—	$318,554
Activity related to stock-based compensation	(39,480)	(30,053)	(18,154)
Repurchases of common stock	(522,255)	(193,588)	(334,519)
Other financing activities	(268)	—	(1,558)
Net cash used in financing activities	$(562,003)	$(223,641)	$(35,677)

The increase in cash used in financing activities in 2021 as compared to 2020 was primarily the result of increased share repurchases. Effective November 1, 2018, our board of directors authorized a $1.1 billion share repurchase program through December 31, 2021. In October 2021, our board of directors authorized a new $1.8 billion share repurchase program, effective January 1, 2022 through December 31, 2024. Our goals for the share repurchase programs are to offset the dilution created by our employee equity compensation programs over time and provide the flexibility to return capital to shareholders as business and market conditions warrant, while still preserving our ability to pursue other strategic opportunities.

The change in net cash used in financing activities during 2020 as compared to 2019 was due to the net proceeds received from our August 2019 issuance of our convertible senior notes and related bond hedge and warrant transaction. The increase was partially offset by the repayment of our convertible senior notes that were due in February 2019 and a decrease in shares repurchased under our repurchase programs.

During 2021, 2020 and 2019, we repurchased 4.7 million, 2.0 million and 4.0 million shares of our common stock, respectively, at an average price per share of $109.97, $98.53 and $82.90, respectively.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. There were no outstanding borrowings under the Credit Agreement as of December 31, 2021.

Liquidity Outlook

Based on our present business plan, we expect our current cash, cash equivalents and marketable securities balances and our forecasted cash flows from operations to be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating costs, include our expected capital expenditures, investments in information technology, our anticipated acquisition of Linode, other potential strategic acquisitions, anticipated share repurchases, lease and purchase commitments and settlements of other long-term liabilities. In particular, our anticipated acquisition of Linode will require approximately $900.0 million, net of cash acquired and subject to post-close adjustments. We plan to fund the acquisition of Linode with cash, cash equivalents and marketable securities on hand. We also have access to our Credit Agreement, should we require additional resources to fund the acquisition of Linode or other recurring operating costs.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See Note 13 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during 2021 and 2020 was determined to be immaterial.

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

Accounts Receivable and Related Reserves

Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. In addition to trade accounts receivable, our accounts receivable balance includes unbilled accounts that represent revenue recorded for customers that is typically billed within one month. We record allowances against our accounts receivable balance, primarily for current expected credit losses. Increases and decreases in the allowance for current expected credit losses are included as a component of general and administrative expense in the consolidated statements of income.

Estimates are used in determining our allowance for current expected credit losses using historical loss rates for the previous twelve months as well as expectations about the future where we have been able to develop forecasts to supports our estimates. In addition, the allowance for current expected credit losses considers outstanding balances on a customer-specific, account-by-account basis. We assess collectability based upon a review of customer receivables from prior sales with collection issues where we no longer believe that the customer has the ability to pay for services previously provided. We also perform ongoing credit evaluations of our customers. If such an evaluation indicates that payment is no longer reasonably assured for services provided, any future services provided to that customer will result in the creation of a cash basis reserve until we receive consistent payments.

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

Impairment and Useful Lives of Long-Lived Assets

We review our long-lived assets, such as property and equipment, operating lease right-of-use assets and acquired intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events that would trigger an impairment review include a change in the use of the asset or forecasted negative cash flows related to the asset. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If this comparison indicates that impairment is present, the amount of the impairment is calculated as the difference between the carrying amount and the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset. The estimates required to apply this accounting policy include forecasted usage of the long-lived assets, the useful lives of these assets and expected future cash flows. Changes in these estimates could materially impact results from operations.

Goodwill and Acquired Intangible Assets

We test goodwill for impairment on an annual basis, as of December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We have concluded that we have one reporting unit and that our chief operating decision maker is our chief executive officer and the executive management team. We have assigned the entire balance of goodwill to our one reporting unit. The fair value of the reporting unit was based on our market capitalization as of each of December 31, 2021 and 2020, and it was substantially in excess of the carrying value of the reporting unit at each date.

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

Accounting for Stock-Based Compensation

We issue stock-based compensation awards including stock options, restricted stock units and deferred stock units. We measure the fair value of these awards at the grant date and recognize such fair value as expense over the vesting period. We have selected the Black-Scholes option pricing model to determine the fair value of stock option awards and the Monte Carlo simulation model to determine the fair value of market-based restricted stock unit awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected life of the stock awards and the volatility of the underlying common stock. Our assumptions may differ from those used in prior periods. Changes to the assumptions may have a significant impact on the fair value of stock-based awards, which could have a material impact on our financial statements. Judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. Should our actual forfeiture rates differ significantly from our estimates, our stock-based compensation expense and results of operations could be materially impacted. In addition, for awards that vest and become exercisable only upon achievement of specified performance conditions, we make judgments and estimates each quarter about the probability that such performance conditions will be met or achieved. Changes to the estimates we make from time to time may have a significant impact on our stock-based compensation expense and could materially impact our results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    Our portfolio of cash equivalents and short- and long-term investments is maintained in a variety of securities, including U.S. government agency obligations, high-quality corporate debt securities, commercial paper, mutual funds and money market funds. The majority of our investments are classified as available-for-sale securities and carried at fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes. If market interest rates were to increase by 100 basis points from December 31, 2021 levels, the fair value of our available-for-sale portfolio would decline by approximately $17.7 million.

In August 2019, we issued $1,150.0 million aggregate principal amount of 0.375% convertible senior notes due 2027. In May 2018, we issued $1,150.0 million aggregate principal amount of 0.125% convertible senior notes due 2025. As these notes have a fixed annual interest rate, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the notes at face value less an unamortized discount on our consolidated balance sheet, and we present the fair value for required disclosure purposes only.

Foreign Currency Risk

Growth in our international operations will incrementally increase our exposure to foreign currency fluctuations as well as other risks typical of international operations that could impact our business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. A hypothetical 10% strengthening or weakening in the value of the U.S. dollar relative to the foreign currencies in which our revenues and expenses are denominated would not result in a material impact to our consolidated financial statements.

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than functional currencies result in gains and losses that are reflected in our consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our consolidated statements of income within other income (expense), net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the years ended December 31, 2021, 2020 and 2019. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk
Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of December 31, 2021, there was one customer with an accounts receivable balance greater than 10% of our accounts receivable. As of December 31, 2020, no customer had an accounts receivable balance of 10% or more of our accounts receivable. We believe that at December 31, 2021, the concentration of credit risk related to accounts receivable was insignificant.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Akamai Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Akamai Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Valuation of Completed Technologies – Acquisition of Guardicore Ltd.

As described in Notes 2 and 8 to the consolidated financial statements, in October 2021, the Company acquired Guardicore Ltd. (“Guardicore”) for $610.4 million in cash, which resulted in completed technologies of $79.0 million being recorded. Management applied (i) the relief-from-royalty method to estimate the fair value of the completed technologies acquired and (ii) significant judgment in estimating the fair value of acquired intangible assets, which involved significant estimates and assumptions with respect to forecasted revenue growth rates and the discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of completed technologies acquired in connection with the Guardicore acquisition is a critical audit matter are (i) the significant judgment by management when determining the fair value of the completed technologies intangible assets acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenue growth rates and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the completed technologies intangible assets and controls over the development of significant assumptions related to forecasted revenue growth rates and the discount rate. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for determining the fair value of the completed technologies intangible assets; (iii) evaluating the appropriateness of the relief-from-royalty method; (iv) testing the completeness and accuracy of the underlying data used in the method; and (v) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenue growth rates and the discount rate. Evaluating management’s significant assumptions related to forecasted revenue growth rates involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of Guardicore; (ii) consistency with external market and industry data; and (iii) whether these significant assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s relief-from-royalty method and the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 28, 2022

We have served as the Company’s auditor since 1998.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$536,725	$352,917
Marketable securities	541,470	745,156
Accounts receivable, net of reserves of $1,397 and $1,822 at December 31, 2021 and 2020, respectively	675,926	660,052
Prepaid expenses and other current assets	166,313	171,406
Total current assets	1,920,434	1,929,531
Marketable securities	1,088,048	1,398,802
Property and equipment, net	1,534,329	1,478,272
Operating lease right-of-use assets	815,754	793,945
Acquired intangible assets, net	313,225	234,724
Goodwill	2,156,254	1,674,371
Deferred income tax assets	168,342	106,918
Other assets	142,287	147,567
Total assets	$8,138,673	$7,764,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$109,928	$118,546
Accrued expenses	411,590	380,468
Deferred revenue	86,517	76,600
Operating lease liabilities	175,683	154,801
Other current liabilities	6,623	27,755
Total current liabilities	790,341	758,170
Deferred revenue	25,342	5,262
Deferred income tax liabilities	40,974	37,458
Convertible senior notes	1,976,167	1,906,707
Operating lease liabilities	707,087	715,404
Other liabilities	68,748	89,833
Total liabilities	3,608,659	3,512,834
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 160,512,111 and 162,709,720 shares issued and outstanding at December 31, 2021 and 2020, respectively	1,605	1,627
Additional paid-in capital	3,340,822	3,664,820
Accumulated other comprehensive loss	(69,105)	(20,201)
Retained earnings	1,256,692	605,050
Total stockholders’ equity	4,530,014	4,251,296
Total liabilities and stockholders’ equity	$8,138,673	$7,764,130

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	For the Years Ended December 31,
	2021	2020	2019
Revenue	$3,461,223	$3,198,149	$2,893,617
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	1,268,956	1,132,672	987,624
Research and development	335,372	269,315	261,365
Sales and marketing	461,967	510,405	523,883
General and administrative	553,024	547,888	516,093
Amortization of acquired intangible assets	48,019	42,049	38,581
Restructuring charge	10,737	37,286	17,153
Total costs and operating expenses	2,678,075	2,539,615	2,344,699
Income from operations	783,148	658,534	548,918
Interest income	15,620	29,122	34,355
Interest expense	(72,332)	(69,120)	(49,364)
Other income (expense), net	1,785	(2,454)	(1,428)
Income before provision for income taxes	728,221	616,082	532,481
Provision for income taxes	(62,571)	(45,922)	(53,350)
Loss from equity method investment	(14,008)	(13,106)	(1,096)
Net income	$651,642	$557,054	$478,035
Net income per share:
Basic	$4.01	$3.43	$2.94
Diluted	$3.93	$3.37	$2.90
Shares used in per share calculations:
Basic	162,665	162,490	162,706
Diluted	165,804	165,213	164,573

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in thousands)	2021	2020	2019
Net income	$651,642	$557,054	$478,035
Other comprehensive (loss) income:
Foreign currency translation adjustments	(38,514)	19,629	(1,020)
Change in unrealized (loss) gain on investments, net of income tax (benefit) provision of $(3,412), $2,720 and $666 for the years ended December 31, 2021, 2020 and 2019, respectively	(10,390)	5,314	4,788
Other comprehensive (loss) income	(48,904)	24,943	3,768
Comprehensive income	$602,738	$581,997	$481,803

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$651,642	$557,054	$478,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	550,632	478,389	440,674
Stock-based compensation	202,759	197,411	187,140
(Benefit) provision for deferred income taxes	(47,794)	(33,821)	933
Amortization of debt discount and issuance costs	66,025	62,823	45,857
Other non-cash reconciling items, net	21,823	23,027	8,528
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(24,096)	(90,381)	(64,471)
Prepaid expenses and other current assets	4,034	(25,395)	11,689
Accounts payable and accrued expenses	31,523	39,211	8,769
Deferred revenue	(2,865)	(1,318)	(13,547)
Other current liabilities	(20,404)	18,101	(17,230)
Other non-current assets and liabilities	(28,716)	(10,101)	(28,073)
Net cash provided by operating activities	1,404,563	1,215,000	1,058,304
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(598,825)	(127,999)	(165,329)
Cash paid for asset acquisition	—	(36,376)	—
Cash paid for equity method investment	—	—	(36,008)
Purchases of property and equipment	(328,969)	(514,313)	(359,667)
Capitalization of internal-use software development costs	(216,261)	(217,559)	(202,410)
Purchases of short-and long-term marketable securities	(932,604)	(1,782,849)	(1,990,148)
Proceeds from sales of short-and long-term marketable securities	442,133	30,350	856
Proceeds from maturities and redemptions of short-and long-term marketable securities	991,949	1,597,651	1,084,373
Other, net	(4,322)	8,121	399
Net cash used in investing activities	(646,899)	(1,042,974)	(1,667,934)
Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes	—	—	1,135,629
Proceeds from the issuance of warrants	—	—	185,150
Purchase of note hedge related to convertible senior notes	—	—	(312,225)
Repayment of convertible senior notes	—	—	(690,000)
Proceeds related to the issuance of common stock under stock plans	59,632	59,775	57,112
Employee taxes paid related to net share settlement of stock-based awards	(99,112)	(89,828)	(75,266)
Repurchases of common stock	(522,255)	(193,588)	(334,519)
Other, net	(268)	—	(1,558)
Net cash used in financing activities	(562,003)	(223,641)	(35,677)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(11,376)	10,935	2,466
Net increase (decrease) in cash, cash equivalents and restricted cash	184,285	(40,680)	(642,841)
Cash, cash equivalents and restricted cash at beginning of year	353,466	394,146	1,036,987
Cash, cash equivalents and restricted cash at end of year	$537,751	$353,466	$394,146

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(in thousands)	For the Years Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received in the years ended December 31, 2021, 2020 and 2019 of $14,808, $17,491 and $3,731, respectively	$100,533	$79,163	$73,898
Cash paid for interest expense	5,750	5,954	1,438
Cash paid for operating lease liabilities	224,085	201,856	153,818
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	218,753	200,735	529,376
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	63,309	75,666	88,238
Capitalization of stock-based compensation	36,545	38,333	35,905

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$536,725	$352,917	$393,745
Restricted cash	1,026	549	401
Cash, cash equivalents and restricted cash	$537,751	$353,466	$394,146

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2019	162,904,550	$1,629	$3,670,033	$—	$(48,912)	$(430,890)	$3,191,860
Cumulative-effect adjustment to accumulated deficit related to adoption of new accounting pronouncement						851	851
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	2,251,840	22	(72,350)				(72,328)
Issuance of common stock under employee stock purchase plan	879,648	9	53,680				53,689
Stock-based compensation			222,857				222,857
Equity component of convertible senior notes, net of deferred tax of $23,170 and issuance costs of $2,880			240,820				240,820
Issuance of warrants related to convertible senior notes			185,150				185,150
Purchase of note hedge related to convertible senior notes			(312,225)				(312,225)
Repurchases of common stock	(4,035,195)			(334,519)			(334,519)
Treasury stock retirement		(40)	(334,479)	334,519			—
Net income						478,035	478,035
Foreign currency translation adjustment					(1,020)		(1,020)
Change in unrealized gain on investments, net of tax					4,788		4,788
Balance at December 31, 2019	162,000,843	$1,620	$3,653,486	$—	$(45,144)	$47,996	$3,657,958

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, continued

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	162,000,843	$1,620	$3,653,486	$—	$(45,144)	$47,996	$3,657,958
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,949,963	20	(89,122)				(89,102)
Issuance of common stock under employee stock purchase plan	723,600	7	58,395				58,402
Stock-based compensation			235,629				235,629
Repurchases of common stock	(1,964,686)			(193,588)			(193,588)
Treasury stock retirement		(20)	(193,568)	193,588			—
Net income						557,054	557,054
Foreign currency translation adjustment					19,629		19,629
Change in unrealized gain on investments, net of tax					5,314		5,314
Balance at December 31, 2020	162,709,720	1,627	3,664,820	—	(20,201)	605,050	4,251,296
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,902,742	18	(99,774)				(99,756)
Issuance of common stock under employee stock purchase plan	648,686	7	59,707				59,714
Stock-based compensation			238,277				238,277
Repurchases of common stock	(4,749,037)			(522,255)			(522,255)
Treasury stock retirement		(47)	(522,208)	522,255			—
Net income						651,642	651,642
Foreign currency translation adjustment					(38,514)		(38,514)
Change in unrealized loss on investments, net of tax					(10,390)		(10,390)
Balance at December 31, 2021	160,512,111	$1,605	$3,340,822	$—	$(69,105)	$1,256,692	$4,530,014

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides solutions to power and protect digital experiences. Its globally-distributed platform comprises more than 350,000 servers across more than 130 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company is currently organized and operates as one reportable and operating segment: providing solutions to power and protect digital experiences.

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

Incremental Costs to Obtain a Contract with a Customer

The Company capitalizes incremental costs associated with obtaining customer contracts, specifically certain commission and incentive payments. The Company pays commissions and incentives up-front based on contract value upon signing a new arrangement with a customer and upon renewal and upgrades of existing contracts with customers if the renewal and upgrades result in an incremental increase in contract value. To the extent commissions and incentives are earned, the expenses, including estimated payroll taxes, are deferred on the Company's consolidated balance sheet and amortized over the expected life of the customer arrangement on a straight-line basis. Based on the nature of the Company's unique technology and services, and the rate at which the Company continually enhances and updates its technology, the expected life of the customer arrangement is determined to be approximately three years. Additionally, the Company may pay commissions and incentives based upon contract value, rather than incremental increase in contract value, to certain sales groups within the Company. For these commission arrangements, the Company amortizes capitalized costs for contract renewals over an average renewal contract period of 16 months. The Company also incurs commission expense on an ongoing basis based upon revenue recognized. In these cases, no incremental costs are deferred, as the commissions are earned and expensed in the same period for which the associated revenue is recognized.

Amortization of the costs is primarily included in sales and marketing expense in the consolidated statements of income. The current portion of deferred commission and incentive payments is included in prepaid expenses and other current assets, and the long-term portion is included in other assets on the Company's consolidated balance sheets.

Concentrations of Credit Risk

The amounts reflected in the consolidated balance sheets for accounts receivable, other current assets, accounts payable, accrued liabilities and other current liabilities approximate fair values due to their short-term maturities. The Company maintains the majority of its cash, cash equivalents and marketable securities with major financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2021, its concentration of credit risk related to cash equivalents and marketable securities was not significant.

Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically-dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. For the years ended December 31, 2021, 2020 and 2019, no customer accounted for more than 10% of total revenue. As of December 31, 2021, there was one customer with an accounts receivable balance greater than 10% of total accounts receivable, and as of December 31, 2020, no customer had an accounts receivable balance greater than 10% of total accounts receivable. The Company believes that, as of December 31, 2021, its concentration of credit risk related to accounts receivable was not significant.

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

As of December 31, 2021, the Company's $7.5 million investment is included in other assets on the consolidated balance sheet. The Company recorded a loss of $13.1 million during the year ended December 31, 2020, which included an $11.0 million impairment to reduce the Company's investment to its fair value due to a modified business plan and continued negative projected cash flows. The valuation technique used to measure fair value of the Company's equity method investment in GO-NET was primarily an adjusted net asset value model based on labor costs and the amount of time required to develop a similar technology for use in the planned payment processing service. The Company recorded a loss of $14.0 million and $1.1 million during the years ended December 31, 2021 and 2019, respectively, which reflects its share of the losses incurred by GO-NET during those years. Subsequent to the establishment of the joint venture, the Company recorded revenue of $10.1 million, $11.1 million and $11.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, for services provided to GO-NET.

Goodwill, Acquired Intangible Assets and Long-Lived Assets

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of the net identifiable assets on the date of purchase and is carried at its historical cost. The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs its impairment test of goodwill as of December 31 each year. As of December 31, 2021, 2020 and 2019, the fair value of the Company's reporting unit was substantially in excess of the carrying value. The tests did not result in an impairment to goodwill during the years ended December 31, 2021, 2020 and 2019.

Acquired intangible assets consist of completed technologies, customer relationships, trademarks and trade names, non-compete agreements and acquired license rights. Acquired intangible assets, other than goodwill, are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible asset. Significant judgment is used in determining fair values of acquired intangibles assets and their estimated useful lives. Acquired intangible assets consist of completed technologies, customer relationships, trademarks and trade names, non-compete agreements and acquired license rights. Acquired intangible assets, other than goodwill, are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible asset. Significant judgment is used in determining fair values of acquired intangibles assets and their estimated useful lives. Fair value and useful life determinations may be based on, among other factors, estimates of future expected cash flows, royalty cost savings and appropriate discount rates used in calculating present values.

Long-lived assets, including property and equipment, operating lease right-of-use assets and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances, such as service discontinuance, technological obsolescence, significant decreases in the Company’s market capitalization, facility closures or work-force reductions indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If this comparison indicates that an impairment is present, the amount of the impairment is calculated as the difference between the carrying amount and the fair value of the asset.

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

Some of the Company's contracts are satisfied at a point in time, such as one-time professional services, integration services and most license sales where the primary obligation is delivery of the license at the start of the term. In these cases, revenue is recognized at the point in time of delivery or satisfaction of the performance obligation.

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

The Company enters into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in other income (expense), net. As of December 31, 2021 and 2020, the fair value of the forward currency contracts and the underlying gains and losses for the years ended December 31, 2021, 2020 and 2019 were immaterial.

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

Newly-Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board ("FASB") issued guidance which requires contract assets and contract liabilities from contracts with customers that are acquired in a business combination to be recognized and measured as if the acquirer had originated the original contract. Previously, contract assets and contract liabilities were measured at fair value. The Company adopted this guidance in the fourth quarter of 2021, which required retrospective adoption to all business combinations completed on or after January 1, 2021, and prospectively to all business combinations occurring after adoption. The adoption did not have a material impact to business combinations completed prior to adoption, and did not have a material impact to the Company's financial statements.

Recent Accounting Pronouncements

In August 2020, the FASB issued guidance that is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The Company adopted this guidance on January 1, 2022 on a modified retrospective basis.

Upon adoption, the convertible senior notes included on the Company's consolidated balance sheet will more closely reflect the principal amounts. Initially, the Company separated its convertible senior notes into a liability and equity component. The equity portion will now be eliminated, such that convertible senior notes will increase by $304.7 million, deferred income tax assets will increase by $74.0 million and additional paid-in capital will decrease by $375.4 million on the consolidated balance sheet as of January 1, 2022. The net effect of these adjustments will be recorded as an increase to retained earnings as of January 1, 2022.

With the elimination of the debt discount created by the equity component, amortization of the debt discount will be eliminated, which will have the impact of decreasing interest expense, and therefore increasing net income and earnings per share, from the period of adoption.

Additionally, the new guidance eliminates the use of the treasury stock method for convertible instruments that can be settled in whole or in part with equity, when calculating diluted earnings per share. Instead, it requires application of the if-converted method. Under that method, diluted earnings per share would generally be calculated assuming that all the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be antidilutive. The application of the if-converted method would reduce the Company’s reported diluted earnings per share after the adoption date. However, in December 2021, the Company made an irrevocable election to settle the principal portion of the convertible senior notes with cash. Accordingly, effective from that date forward, the if-converted method will only be impacted by any potential shares to be delivered for the amount in excess of the principal portion. The Company does not expect the changes to the diluted earnings per share guidance to materially impact our results of operations.

3. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of December 31, 2021 and 2020 (in thousands):

		Gross Unrealized		Aggregate Fair Value	Classification on Balance Sheet
	Amortized Cost				Short-Term Marketable Securities	Long-Term Marketable Securities
As of December 31, 2021		Gains	Losses
Commercial paper	$25,056	$—	$(24)	$25,032	$25,032	$—
Corporate bonds	1,268,991	1,191	(4,275)	1,265,907	459,012	806,895
U.S. government agency obligations	316,728	3	(1,281)	315,450	56,530	258,920
	$1,610,775	$1,194	$(5,580)	$1,606,389	$540,574	$1,065,815

As of December 31, 2020
Commercial paper	$46,931	$13	$(8)	$46,936	$46,936	$—
Corporate bonds	1,628,462	9,482	(262)	1,637,682	607,403	1,030,279
Municipal securities	3,495	—	(6)	3,489	—	3,489
U.S. government agency obligations	435,653	329	(63)	435,919	89,951	345,968
	$2,114,541	$9,824	$(339)	$2,124,026	$744,290	$1,379,736

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

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the consolidated statements of income. As of December 31, 2021, the Company held for investment corporate bonds with a fair value of $38.2 million, which are classified as available-for-sale marketable securities and have been in a continuous unrealized loss position for more than 12 months. The unrealized losses related to these corporate bonds were $0.2 million and are included in accumulated other comprehensive loss as of December 31, 2021. The unrealized losses are attributable to changes in interest rates. Based on the evaluation of available evidence, the Company does not believe any unrealized losses represent other than temporary impairments.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets as of December 31, 2021 and 2020 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
As of December 31, 2021
Cash Equivalents and Marketable Securities:
Money market funds	$109,313	$109,313	$—
Commercial paper	39,031	—	39,031
Corporate bonds	1,265,907	—	1,265,907
U.S. government agency obligations	315,450	—	315,450
Mutual funds	23,129	23,129	—
	$1,752,830	$132,442	$1,620,388

As of December 31, 2020
Cash Equivalents and Marketable Securities:
Money market funds	$74,417	$74,417	$—
Commercial paper	75,785	—	75,785
Corporate bonds	1,637,682	—	1,637,682
Municipal securities	3,489	—	3,489
U.S. government agency obligations	435,919	—	435,919
Mutual funds	19,932	19,932	—
	$2,247,224	$94,349	$2,152,875

As of December 31, 2021 and 2020, the Company grouped money market and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of December 31, 2021 and 2020, the Company grouped commercial paper, U.S. government agency obligations, corporate bonds and municipal securities using a Level 2 valuation because quoted prices for similar assets in active markets (or identical assets in an inactive market) are available. The Company did not have any transfers of assets or liabilities between Level 1 or Level 2 of the fair value measurement hierarchy during the years ended December 31, 2021 and 2020.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31, 2021	December 31, 2020
Due in 1 year or less	$540,574	$744,290
Due after 1 year through 5 years	1,065,815	1,379,736
	$1,606,389	$2,124,026

4. Accounts Receivable

Net accounts receivable consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Trade accounts receivable	$501,959	$473,474
Unbilled accounts receivable	175,364	188,400
Gross accounts receivable	677,323	661,874
Allowance for current expected credit losses and other reserves	(1,397)	(1,822)
Accounts receivable, net	$675,926	$660,052

A summary of activity in the accounts receivable allowance for current expected credit losses and other reserves for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	2021	2020	2019
Beginning balance	$1,822	$1,880	$1,534
Charges to income from operations	4,576	12,347	5,116
Collections from customers previously reserved and other	(5,001)	(12,405)	(4,770)
Ending balance	$1,397	$1,822	$1,880

Charges to income from operations primarily represents charges to bad debt expense for increases in the allowance for current expected credit losses.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Prepaid income taxes	$32,021	$30,682
Prepaid sales and other taxes	28,300	24,034
Prepaid equipment and software maintenance	10,661	15,526
Deferred commissions	43,562	54,516
Other prepaid expenses	35,109	26,187
Other current assets	16,660	20,461
Total	$166,313	$171,406

Incremental Costs to Obtain a Contract with a Customer

The following table summarizes the deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Deferred costs included in prepaid and other current assets	$43,562	$54,516
Deferred costs included in other assets	30,436	23,200
Total deferred costs	$73,998	$77,716

The following table summarizes additional information related to incremental costs to obtain a contract with a customer for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Amortization expense related to deferred costs	$58,433	$61,682	$44,266
Incremental costs capitalized	56,509	67,058	54,514

Amortization expense related to deferred costs is primarily included in sales and marketing expense in the consolidated statements of income.

6. Property and Equipment

Property and equipment consisted of the following as of December 31, 2021 and 2020 (in thousands, except years):

	December 31, 2021	December 31, 2020	Estimated Useful Life (in years)
Computer and networking equipment	$1,981,775	$1,847,717	3-7
Purchased software	89,347	95,662	3-10
Furniture and fixtures	71,381	71,119	1-7
Office equipment	42,616	40,235	3-5
Leasehold improvements	227,358	230,423	1-15
Internal-use software	1,382,099	1,234,934	2-7
Property and equipment, gross	3,794,576	3,520,090
Accumulated depreciation and amortization	(2,260,247)	(2,041,818)
Property and equipment, net	$1,534,329	$1,478,272

Depreciation and amortization expense on property and equipment and capitalized internal-use software for the years ended December 31, 2021, 2020 and 2019 was $502.6 million, $436.3 million and $402.1 million, respectively. During the years ended December 31, 2021, 2020 and 2019, the Company capitalized $35.0 million, $38.0 million and $35.9 million, respectively, of stock-based compensation related to employees who developed and enhanced internal-use software applications.

During the years ended December 31, 2021 and 2020, the Company wrote off $283.4 million and $279.9 million, respectively, of property and equipment, gross, along with the associated accumulated depreciation and amortization. The write-offs were primarily related to computer and networking equipment and internal-use software no longer in use. These assets had been substantially depreciated and amortized. In addition, the Company wrote off $3.4 million and $0.8 million, primarily of internal-use software as a result of certain restructuring efforts during the years ended December 31, 2021 and December 31, 2020, respectively.

7. Goodwill and Acquired Intangible Assets

Acquired intangible assets that are subject to amortization consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$257,857	$(128,715)	$129,142	$172,346	$(111,435)	$60,911
Customer-related intangible assets	398,182	(216,192)	181,990	358,032	(186,733)	171,299
Non-compete agreements	258	(107)	151	373	(77)	296
Trademarks and trade names	8,039	(6,097)	1,942	7,658	(5,440)	2,218
Acquired license rights	490	(490)	—	490	(490)	—
Total	$664,826	$(351,601)	$313,225	$538,899	$(304,175)	$234,724

Aggregate expense related to amortization of acquired intangible assets for the years ended December 31, 2021, 2020 and 2019 was $48.0 million, $42.0 million and $38.6 million, respectively. Based on the Company's acquired intangible assets as of December 31, 2021, aggregate expense related to amortization of acquired intangible assets is expected to be $48.1 million, $43.5 million, $38.9 million, $35.8 million and $31.0 million for the years ending December 31, 2022, 2023, 2024, 2025 and 2026, respectively.

The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Beginning balance	$1,674,371	$1,600,265
Acquisition of Guardicore Ltd.	479,110	—
Acquisition of Inverse, Inc.	10,741	—
Acquisition of Asavie Technologies Limited	—	70,200
Measurement period adjustments related to acquisitions completed in prior years	(267)	(1,056)
Foreign currency translation	(7,701)	4,962
Ending balance	$2,156,254	$1,674,371

8. Acquisitions

Acquisition-related costs were $13.3 million, $5.6 million and $1.9 million during the years ended December 31, 2021, 2020 and 2019, respectively, and are included in general and administrative expense in the consolidated statements of income. Pro forma results of operations for the acquisitions completed in the years ended December 31, 2021, 2020 and 2019 have not been presented because the effects of the acquisitions, individually and in the aggregate, are not material to the Company's consolidated financial results. Revenue and earnings attributable to acquired operations since the dates of their acquisitions are included in the Company's consolidated statements of income and not presented separately because they are not material.

Linode

In February 2022, the Company announced its intention to acquire Linode Limited Liability Company ("Linode"), for approximately $900.0 million, net of cash acquired and subject to post-closing adjustments. Linode is an infrastructure-as-a-service platform provider that allows for developer-friendly cloud computing capabilities. The acquisition is intended to enhance the Company’s edge computing services by creating a unique cloud platform to build, run and secure applications from the cloud to the edge. The acquisition is expected to close in March 2022.

2021 Acquisitions

Guardicore

In October 2021, the Company acquired Guardicore Ltd. ("Guardicore"), for $610.4 million in cash. Guardicore's micro-segmentation solution is designed to limit user access to only those applications that are authorized to communicate with each other, thereby limiting the spread of malware and protecting the flow of enterprise data across the network. The acquisition is intended to enhance the Company's security portfolio with the addition of Guardicore's micro-segmentation technology. As of December 31, 2021, the purchase price allocation was substantially complete except for the finalization of certain income tax matters and net working capital.

The following table presents the preliminary allocation of the purchase price for Guardicore (in thousands):

Total purchase consideration	$610,439

Allocation of the purchase consideration:
Cash	$27,252
Accounts receivable	10,179
Prepaid expenses and other current assets	1,334
Property and equipment	1,221
Operating lease right-of-use assets	4,609
Identifiable intangible assets	123,600
Goodwill	479,110
Deferred income tax assets	7,124
Other assets	890
Total assets acquired	655,319
Accounts payable	(1,523)
Accrued liabilities	(7,218)
Deferred revenue	(34,548)
Operating lease liabilities	(1,591)
Total liabilities assumed	(44,880)
Net assets acquired	$610,439

The value of the goodwill can be attributed to a number of business factors, including a trained technical and sales workforce and cost synergies expected to be realized. The Company expects that most of the goodwill related to the acquisition of Guardicore will be deductible for tax purposes.

The following were the identified intangible assets acquired and their respective weighted average useful lives (in thousands, except years):

	Gross Carrying Amount	Weighted Average Useful Life (in years)
Completed technologies	$79,000	15.0
Customer-related intangible assets	44,200	14.0
Trademarks	400	1.9
Total	$123,600

The Company applied the relief-from-royalty method to estimate the fair values of the completed technologies and trademarks, and the excess earnings method to estimate the fair values of the customer-related acquired intangible assets. The Company applied significant judgment in estimating the fair values of the acquired intangible assets, which involved significant estimates and assumptions with respect to forecasted revenue growth rates and discount rates. The total weighted average amortization period for the intangible assets acquired from Guardicore is 14.6 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

Inverse

In February 2021, the Company acquired Inverse, Inc. ("Inverse"), for $17.1 million. Inverse provides a data repository and algorithms capable of identifying device types accessing the internet. The acquisition enhances the Company's enterprise security capabilities. The Company allocated $10.7 million of the cost of the acquisition to goodwill and $7.6 million to a technology-related identifiable intangible asset with an average useful life of 14.0 years. The acquired goodwill and intangible assets are partially offset by acquired negative working capital balances. The value of the goodwill is primarily attributable to synergies related to the integration of Inverse technology onto the Company's platform as well as a trained technical workforce. The total amount of goodwill related to the acquisition of Inverse expected to be deductible for tax purposes is $10.7 million. The Company finalized its allocation of purchase price in the fourth quarter of 2021, which did not result in a material change to the preliminary allocation.

2020 Acquisitions

Asavie

In October 2020, the Company acquired all outstanding stock of Asavie Technologies Limited ("Asavie"), a privately-funded company headquartered in Dublin, Ireland, for $155.0 million in cash. Asavie operates a global platform for managing the security, performance and access policies for mobile and internet-connected devices; its solutions will become part of Akamai’s security and personalization services product line. The Company finalized its allocation of the purchase price in the fourth quarter of 2021.

The following table presents the allocation of the purchase price for Asavie (in thousands):

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

Instart Logic

In February 2020, the Company acquired certain assets from Instart Logic, Inc., a provider of cloud solutions for improving web and mobile application performance, for $36.4 million in cash. The purchase price was primarily allocated to a customer-related intangible asset that will be amortized over 17.0 years in a pattern that matches expense with expected economic benefits.

2019 Acquisitions

ChameleonX

In November 2019, the Company acquired ChameleonX, Ltd. ("ChameleonX"), an Israel-based company with a solution designed to detect when a website contains or links to malware that causes end user data to be compromised, for $11.9 million in cash. The acquisition is expected to further strengthen the Company's security solutions portfolio. The Company allocated $7.1 million of the cost of the acquisition to goodwill and $6.1 million to a technology-related identifiable intangible asset with an average useful life of 7.1 years. The value of the goodwill is primarily attributable to synergies related to the integration of ChameleonX technology onto the Company's platform as well as a trained technical workforce. The total amount of goodwill related to the acquisition of ChameleonX expected to be deductible for tax purposes is $7.3 million. The Company finalized its allocation of purchase price in the fourth quarter of 2020, which did not result in a material change to the preliminary allocation.

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

9. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Payroll and other related benefits	$222,535	$218,588
Income tax payable	72,946	50,812
Bandwidth and co-location	72,904	67,170
Property, use and other taxes	33,883	35,390
Professional service fees	2,929	2,245
Other accrued expenses	6,393	6,263
Total	$411,590	$380,468

10. Restructuring

The Company plans to launch its FlexBase program in May 2022, which is a flexible workspace arrangement that allows employees to choose to work from their home office or a Company office. This is a significant change to the way employees worked prior to this program, and prior to office shutdowns as part of the COVID-19 pandemic. Planning for the program commenced in 2021, and in the fourth quarter of 2021, the Company identified certain facilities that were no longer needed. As a result, an impairment of right-of-use assets and leasehold improvements was recognized. The Company incurred expenses of $3.8 million for the year ended December 31, 2021 related to this program. Management is still evaluating the Company's future work environment and additional charges related to such type of action may occur in 2022.

During the fourth quarter of 2020, management committed to an action to restructure certain parts of the Company to better position itself to become more agile in delivering its solutions. As a result, certain headcount reductions were necessary and certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and implemented due to this action. The Company incurred expenses of $31.5 million related to this action, of which $7.9 million were incurred during the year ended December 31, 2021 and $23.6 million were incurred during the year ended December 31, 2020. The Company does not expect to incur material additional charges related to this action.

During the fourth quarter of 2019, management committed to an action to restructure certain parts of the Company to focus on investments with the potential to accelerate revenue growth. As a result, certain headcount reductions were necessary, certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and implemented due to this action and an impairment of a right-of-use asset was recognized related to exiting a facility no longer needed. The Company incurred expenses of $20.6 million related to this action, of which $13.2 million were incurred during the year ended December 31, 2020 and $10.2 million were incurred during the year ended December 31, 2019. The Company also incurred a benefit of $2.8 million during the year ended December 31, 2021 to reflect the release by the landlord of the remaining lease obligation for the exited facility. The Company does not expect to incur any additional charges related to this action.

The Company also recognizes restructuring charges for redundant employees, facilities and contracts associated with completed acquisitions. Restructuring charges related to acquisitions were not material in any of the years ended December 31, 2021, 2020 and 2019.

The following table summarizes the activity of the Company's accrual for employee severance and related benefits for all restructuring actions during the years ended December 31, 2021, 2020 and 2019 (in thousands):

Employee Severance and Related Benefits
Balance January 1, 2019	$10,508
Costs incurred	12,455
Cash disbursements	(17,294)
Translation adjustments and other	38
Balance December 31, 2019	5,707
Costs incurred	26,332
Cash disbursements	(10,118)
Translation adjustments and other	130
Balance December 31, 2020	22,051
Costs incurred	6,600
Cash disbursements	(27,095)
Translation adjustments and other	(368)
Balance December 31, 2021	$1,188

11. Debt

Convertible Notes – Due 2027

In August 2019, the Company issued $1,150.0 million in par value of convertible senior notes due 2027 (the "2027 Notes"). The 2027 Notes are senior unsecured obligations of the Company, bear regular interest of 0.375%, payable semi-annually in arrears on March 1 and September 1 of each year, and mature on September 1, 2027, unless repurchased or converted in accordance with their terms prior to maturity.

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

In December 2021, the Company made an irrevocable election to settle the principal amount of the 2027 Notes only in cash. Accordingly, upon conversion, the Company will pay the principal amount in cash and will pay, or deliver, as the case may be, any amount in excess of the principal amount in cash, shares of common stock or a combination of cash and shares of the Company stock, at the Company's election. Prior to this election, upon conversion, the Company, could have elected to deliver to holders cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock for the principal amount.

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

The 2027 Notes consisted of the following components as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount and issuance costs, net of amortization	(169,030)	(196,359)
Net carrying amount	$980,970	$953,641

Equity component:	$220,529	$220,529

The estimated fair value of the 2027 Notes at December 31, 2021 and 2020 was $1,359.3 million and $1,277.8 million, respectively. The fair value was determined based on the quoted price of the 2027 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $117.04 on December 31, 2021, the value of the 2027 Notes if converted to common stock was more than the principal amount of $1,150.0 million.

The Company used $100.0 million of the proceeds from the offering to repurchase shares of its common stock, concurrent with the issuance of the 2027 Notes. The repurchase was made in accordance with a share repurchase program previously approved by the board of directors. Additionally, $127.1 million of the proceeds was used for the net cost of the convertible note hedge and warrant transactions. The remaining net proceeds are intended to be used for share repurchases, working capital and general corporate purposes, including potential acquisitions and other strategic transactions.

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

In December 2021, the Company made an irrevocable election to settle the principal amount of the 2025 Notes only in cash. Accordingly, upon conversion, the Company will pay the principal amount in cash and will pay, or deliver, as the case may be, any amount in excess of the principal amount in cash, shares of common stock or a combination of cash and shares of the Company stock, at the Company's election. Prior to this election, upon conversion, the Company, could have elected to deliver to holders cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock for the principal amount.

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

The 2025 Notes consisted of the following components as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount and issuance costs, net of amortization	(154,803)	(196,934)
Net carrying amount	$995,197	$953,066

Equity component:	$285,225	$285,225

The estimated fair value of the 2025 Notes at December 31, 2021 and 2020 was $1,510.4 million and $1,422.8 million, respectively. The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $117.04 on December 31, 2021, the value of the 2025 Notes if converted to common stock was more than the principal amount of $1,150.0 million.

The Company used $46.2 million of the proceeds from the offering to repurchase shares of its common stock, concurrent with the issuance of the 2025 Notes. The repurchase was made in accordance with a share repurchase program previously approved by the board of directors. Additionally, $141.8 million of the proceeds was used for the net cost of convertible note hedge and warrant transactions. The Company also used a portion of the net proceeds to repay at maturity the $690.0 million in par value of convertible senior notes due in 2019. The remaining net proceeds are intended to be used for share repurchases, working capital and general corporate purposes, including potential acquisitions and other strategic transactions.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. There were no outstanding borrowings under the Credit Agreement as of December 31, 2021.

Interest Expense

The 2027 Notes bear interest at a fixed rate of 0.375%. The interest is payable semi-annually on March 1 and September 1 of each year. The 2027 Notes have an effective interest rate of 3.1% attributable to the conversion feature. The 2025 Notes bear interest at a fixed rate of 0.125%. The interest is payable semi-annually on May 1 and November 1 of each year. The 2025 Notes have an effective interest rate of 4.26% attributable to the conversion feature. The 2019 Notes did not bear regular interest, but had an effective interest rate of 3.2% attributable to the conversion feature. The Company is also obligated to pay ongoing commitment fees under the terms of the Credit Agreement. The following table sets forth total interest expense included in the consolidated statements of income for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Amortization of debt discount and issuance costs	$69,697	$67,153	$52,059
Coupon interest payable on 2025 Notes	1,437	1,437	1,436
Coupon interest payable on 2027 Notes	4,313	4,312	1,557
Revolving credit facility contractual interest expense	557	548	513
Capitalization of interest expense	(3,672)	(4,330)	(6,201)
Total interest expense	$72,332	$69,120	$49,364

12. Leases

The Company has entered into various operating lease agreements for its offices and co-location assets and related equipment. The Company has also entered into sublease agreements with tenants of various offices previously vacated by the Company. These operating leases have lease periods expiring between 2022 and 2034. The following table is a summary of the Company’s operating lease costs for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Real Estate Arrangements	Co-location Arrangements	Total
2021
Operating lease cost	$84,100	$136,673	$220,773
Short-term lease cost	58	17,660	17,718
Variable lease cost	22,016	31,428	53,444
Sublease income	(21,033)	—	(21,033)
Total operating lease costs	$85,141	$185,761	$270,902

2020
Operating lease cost	$83,574	$113,554	$197,128
Short-term lease cost	229	15,620	15,849
Variable lease cost	21,235	34,259	55,494
Sublease income	(22,064)	—	(22,064)
Total operating lease costs	$82,974	$163,433	$246,407

2019
Operating lease cost	$63,893	$96,020	$159,913
Short-term lease cost	111	14,301	14,412
Variable lease cost	15,610	23,524	39,134
Sublease income	(5,119)	—	(5,119)
Total operating lease costs	$74,495	$133,845	$208,340

Lease costs for real estate arrangements are included in general and administrative expenses in the consolidated statements of income. Lease costs for co-location arrangements are primarily included in cost of revenue.

The following table presents the weighted average remaining lease term and discount rate information related to the Company's operating leases as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Real Estate Arrangements	Co-location Arrangements	Real Estate Arrangements	Co-location Arrangements
Weighted average remaining lease term (in years)	11.1	3.9	11.8	4.3
Weighted average discount rate	3.6%	1.3%	3.4%	1.8%

Maturities of operating lease liabilities as of December 31, 2021 were as follows (in thousands):

	Real Estate Arrangements	Co-location Arrangements
2022	$80,070	$97,494
2023	79,583	53,838
2024	73,506	35,532
2025	69,486	23,130
2026	65,314	14,834
Thereafter	416,280	20,640
Total lease payments	784,239	245,468
Less: imputed interest	139,550	7,387
Total lease liabilities	$644,689	$238,081

As of December 31, 2021, the Company had additional operating leases, primarily for co-location arrangements, that had not yet commenced of $67.2 million, which will commence in 2022, with lease terms of one year to seven years. The table above excludes approximately $196.4 million of future sublease income that is expected to be recognized through 2034.

As of December 31, 2021, the Company had outstanding letters of credit in the amount of $5.7 million, primarily related to operating leases. The letters of credit remain in effect until the Company fulfills its obligations under these leases or as such obligations expire under the terms of the letters of credit.

13. Commitments and Contingencies

As of December 31, 2021, the Company had long-term commitments for bandwidth usage with various networks and ISPs. Additionally, as of December 31, 2021, the Company had entered into purchase orders with various vendors. The minimum future commitments as of December 31, 2021 were as follows (in thousands):

	Bandwidth Commitments	Purchase Order Commitments
2022	$102,144	$226,926
2023	21,979	58,972
2024	2,100	29,190
2025	—	230
2026	—	61
Total	$126,223	$315,379

Legal Matters

The Company is party to various litigation matters that management considers routine and incidental to its business. Management does not expect the results of any of these routine actions to have a material effect on the Company’s business, results of operations, financial condition or cash flows.

In July 2016, as part of the resolution of a patent infringement lawsuit filed by the Company against Limelight Networks, Inc. (“Limelight”) in 2006, the Company entered into an agreement that requires Limelight to pay the Company $54.0 million in 12 equal installments over three years, beginning in August 2016. During the year ended December 31, 2019, the Company received $9.0 million under this agreement. Substantially all of the amounts received were recorded as a gain contingency in the year the cash was received, which reduced general and administrative expenses in the consolidated statements of income, with the remaining as interest income.

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

14. Stockholders’ Equity

Stock Repurchase Program

In November 2018, the board of directors authorized a $1.1 billion repurchase program through December 2021. In October 2021, the board of directors authorized a new $1.8 billion share repurchase program, effective January 1, 2022 through December 31, 2024. The Company's goals for the share repurchase programs are to offset the dilution created by its employee equity compensation programs over time and provide the flexibility to return capital to shareholders as business and market conditions warrant, while still preserving its ability to pursue other strategic opportunities.

During the years ended December 31, 2021, 2020 and 2019, the Company repurchased 4.7 million, 2.0 million and 4.0 million shares, respectively, of its common stock for $522.3 million, $193.6 million and $334.5 million, respectively, pursuant to the repurchase programs described above. As of December 31, 2021, the Company had $49.6 million which expired under the repurchase program effective through December 31, 2021.

The board of directors authorized the retirement of all the outstanding shares of its treasury stock as of each of December 31, 2021, 2020 and 2019. The retired shares were returned to the number of authorized but unissued shares of the Company's common stock, and the retirement was recorded to additional paid-in capital.

15. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which is reported as a component of stockholders' equity, for the years ended December 31, 2021 and 2020 (in thousands):

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Investments	Total
Balance as of January 1, 2020	$(52,924)	$7,780	$(45,144)
Other comprehensive income	19,629	5,314	24,943
Balance as of December 31, 2020	(33,295)	13,094	(20,201)
Other comprehensive loss	(38,514)	(10,390)	(48,904)
Balance as of December 31, 2021	$(71,809)	$2,704	$(69,105)

Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the years ended December 31, 2021 and 2020.

16. Revenue from Contracts with Customers

The Company sells its services through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. The following table summarizes revenue by geography included in the Company’s consolidated statements of income for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
U.S.	$1,837,508	$1,777,435	$1,694,211
International	1,623,715	1,420,714	1,199,406
Total revenue	$3,461,223	$3,198,149	$2,893,617

Leveraging its Intelligent Edge Platform and a global sales organization, the Company offers solutions that are developed and maintained through two groups: the Security Technology Group and the Edge Technology Group. The Security Technology Group includes solutions that are designed to protect business online by keeping infrastructure, websites, applications and users safe, while the Edge Technology Group includes solutions that are designed to enable business online, including media delivery, web performance and edge computing solutions. The following table summarizes revenue by product group included in the Company’s consolidated statements of income for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Security Technology Group	$1,334,836	$1,061,622	$848,733
Edge Technology Group	2,126,387	2,136,527	2,044,884
Total revenue	$3,461,223	$3,198,149	$2,893,617

Most security and content delivery services represent obligations that are satisfied over time as the customer simultaneously receives and consumes the services provided by the Company. Accordingly, the majority of the Company's revenue is recognized over time, generally ratably over the term of the arrangement due to consistent monthly traffic commitments that expire each period. A small percentage of the Company's contracts are satisfied at a point in time, such as one-time professional services contracts, integration services and most license sales where the primary obligation is delivery of the license at the start of the term. In these cases, revenue is recognized at a point in time of delivery or satisfaction of the performance obligation.

During the years ended December 31, 2021, 2020 and 2019, the Company recognized $78.8 million, $69.9 million and $64.1 million of revenue that was included in deferred revenue as of December 31, 2020, 2019 and 2018 respectively.

As of December 31, 2021, the aggregate amount of remaining performance obligations from contracts with customers was $3.1 billion. The Company expects to recognize approximately 70% of its remaining performance obligations as revenue over the next 12 months, with the remaining recognized thereafter. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration such as usage-based contracts with no committed contract as well as anticipated renewed contracts. Revenue recognized during the years ended December 31, 2021, 2020 and 2019, related to performance obligations satisfied in previous periods was not material.

17. Employee Benefit Plan

The Company has established a savings plan for its employees that is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to this plan through payroll deductions within statutory and plan limits. The Company contributed $17.7 million, $17.5 million and $16.6 million of cash to the savings plan for the years ended December 31, 2021, 2020 and 2019, respectively, under a matching program.

18. Stock-Based Compensation

Equity Plans

In May 2013, the Company's stockholders approved the Akamai Technologies, Inc. 2013 Stock Incentive Plan (as amended in 2015, 2017 and 2019, the "2013 Plan"). The 2013 Plan replaced the Akamai Technologies, Inc. 2009 Stock Incentive Plan (the "2009 Plan"), which in turn replaced the Akamai Technologies, Inc. 2006 Stock Incentive Plan, the Akamai Technologies, Inc. 2001 Stock Incentive Plan and the Akamai Technologies, Inc. 1998 Stock Incentive Plan (together with the 2009 Plan, the "Previous Plans"). The Company no longer issues equity awards under the Previous Plans, and they solely exist to satisfy outstanding equity awards previously granted under those plans. The 2013 Plan allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards for up to 21.5 million shares of common stock to employees, officers, directors, consultants and advisers of the Company. Additionally, the Company may grant up to 3.8 million shares of common stock thereunder that were available for grant under the 2009 Plan immediately prior to stockholder approval of the 2013 Plan. Any shares of common stock that are currently outstanding under the Previous Plans that are terminated, canceled, surrendered or forfeited will become available to grant under the 2013 Plan. As of December 31, 2021, the Company had reserved 7.0 million shares of common stock available for future issuance of equity awards under the 2013 Plan.

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

The 1999 Employee Stock Purchase Plan ("1999 ESPP") permits eligible employees to purchase up to 1.5 million shares each June 1 and December 1, provided that the aggregate number of shares issued shall not exceed 20.0 million. The 1999 ESPP allows participants to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. During the years ended December 31, 2021, 2020 and 2019, the Company issued 0.6 million, 0.7 million and 0.9 million shares under the 1999 ESPP, respectively, with a weighted average purchase price per share of $92.05, $80.71 and $61.04, respectively. Total cash proceeds from the purchase of shares under the 1999 ESPP in the years ended December 31, 2021, 2020 and 2019 were $59.7 million, $58.4 million and $53.7 million, respectively. As of December 31, 2021, approximately $5.8 million had been withheld from employees for future purchases under the 1999 ESPP.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the Company’s consolidated statements of income for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Cost of revenue	$27,143	$24,829	$22,479
Research and development	65,950	48,855	49,685
Sales and marketing	46,342	65,257	62,150
General and administrative	63,324	58,470	52,826
Total stock-based compensation	202,759	197,411	187,140
Provision for income taxes	(56,084)	(62,153)	(51,177)
Total stock-based compensation, net of taxes	$146,675	$135,258	$135,963

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the years ended December 31, 2021, 2020 and 2019 also include stock-based compensation reflected as a component of amortization primarily consisting of capitalized internal-use software; the additional stock-based compensation was $32.4 million, $29.6 million and $30.6 million, respectively, before taxes.

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

The grant-date fair values of awards granted under the 1999 ESPP during the years ended December 31, 2021, 2020 and 2019 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2021	2020	2019
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.1%	0.7%	2.3%
Expected volatility	32.2%	30.4%	29.6%
Dividend yield	—%	—%	—%

For the years ended December 31, 2021, 2020 and 2019, the weighted average fair value of awards granted under the 1999 ESPP was $36.17 per share, $32.30 per share and $20.90 per share, respectively.

As of December 31, 2021, total pre-tax unrecognized compensation cost for stock options, restricted stock units, deferred stock units and shares of common stock issued under the 1999 ESPP was $315.5 million. The expense is expected to be recognized through 2025 over a weighted average period of 1.8 years years.

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2021:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	6	$11.60
Exercised	(5)	3.94
Outstanding at December 31, 2021	1	$41.08	1.55	$100
Exercisable at December 31, 2021	1	$41.08	1.55	$100
Vested or expected to vest December 31, 2021	1	$41.08	1.55	$100

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $0.6 million, $1.0 million and $3.9 million, respectively. The total fair value of options vested for the years ended December 31, 2021, 2020 and 2019 was insignificant.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $117.04 on December 31, 2021, that would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date. The total number of shares issuable upon the exercise of “in-the-money” options exercisable as of December 31, 2021 was 1,315.

Deferred Stock Units

The Company has granted deferred stock units ("DSUs") to non-employee members of its board of directors. Each DSU represents the right to receive one share of the Company’s common stock upon vesting. The holder may elect to defer receipt of the vested shares of stock represented by the DSU for a period of at least one year but not more than ten years from the grant date. DSUs vest 100% on the first anniversary of the grant date. If a director has completed one year of service, vesting of 100% of the DSUs held by such director will accelerate at the time of his or her departure from the Board.

The following table summarizes the DSU activity for the year ended December 31, 2021:

	Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	114	$65.09
Granted	21	114.56
Vested and distributed	(37)	72.39
Outstanding at December 31, 2021	98	$72.96

The total pre-tax intrinsic value of DSUs that were vested and distributed during the years ended December 31, 2021, 2020 and 2019 was $4.1 million, $0.9 million and $7.7 million, respectively. The total fair value of DSUs that were vested and distributed during the years ended December 31, 2021, 2020 and 2019 was $2.7 million, $0.7 million and $4.9 million, respectively. The grant-date fair value is calculated based upon the Company’s closing stock price on the date of grant. For the years ended December 31, 2021, 2020 and 2019, the weighted average fair value of DSU awards granted was $114.56 per share, $100.58 per share and $76.62 per share, respectively. As of December 31, 2021, 20,990 DSUs were unvested, with an aggregate intrinsic value of approximately $2.5 million and a weighted average remaining contractual life of approximately 0.4 years. These units are expected to vest in May 2022.

Restricted Stock Units

The following table summarizes the different types of restricted stock units ("RSUs") granted by the Company during the year ended December 31, 2021 (in thousands):

December 31, 2021
RSUs with service-based vesting conditions	2,818
RSUs with market-based vesting conditions	85
RSUs with performance-based vesting conditions	396
Total	3,299

RSUs represent the right to receive one share of the Company’s common stock upon vesting. RSUs are granted at the discretion of the board of directors, a committee thereof or, subject to defined limitations, the Chief Executive Officer of the Company, acting as a committee of one director, to whom such authority has been delegated. The Company has issued RSUs that vest based on the passage of time assuming continued service with the Company, RSUs that vest based upon total shareholder return ("TSR") measured against the benchmark TSR of a peer group, and RSUs that vest only upon the achievement of defined performance metrics tied primarily to revenue and earnings targets.

For RSUs with service-based vesting conditions, the fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is being recognized over the vesting period. Most RSUs with service-based vesting provisions vest in installments over a three- or four-year period following the grant date.

The Company uses the Monte Carlo simulation model to determine the fair value of the Company's RSUs based on TSR. This model requires the input of assumptions, including the estimated term of each award, the risk-free interest rate, historical stock price volatility of the Company's shares and historical stock price volatility of peer-company shares. The grant-date fair values of the TSR-based RSUs granted during the years ended December 31, 2021, 2020 and 2019 were estimated using a Monte Carlo simulation model with the following assumptions:

	2021	2020	2019
Expected term (in years)	3.0	3.0	3.0
Risk-free interest rate	0.3%	0.7%	2.5%
Akamai historical share price volatility	32.7%	28.2%	32.8%
Average volatility of peer-company share price	39.6%	28.9%	27.0%

For the years ended December 31, 2021, 2020 and 2019, management measured compensation expense for performance-based RSUs based upon a review of the Company’s expected achievement against specified financial performance targets. Such compensation cost is being recorded using a graded-vesting method for each series of grants of performance-based RSUs, to the extent management has deemed that such awards are probable of vesting based upon the expected achievement against the specified targets. On a periodic basis, management reviews the Company’s expected performance and adjusts the compensation cost, if needed, at such time.

The following table summarizes the RSU activity for the year ended December 31, 2021:

	Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	4,556	$83.96
Granted	3,299	99.09
Vested	(2,851)	81.74
Forfeited	(615)	90.44
Outstanding at December 31, 2021	4,389	$95.75

The total pre-tax intrinsic value of RSUs that vested during the years ended December 31, 2021, 2020 and 2019 was $226.4 million, $192.5 million and $189.4 million, respectively. The total fair value of RSUs that vested during the years ended December 31, 2021, 2020 and 2019 was $233.0 million, $198.9 million and $195.5 million, respectively. The grant-date fair value of each RSU is calculated based upon the Company’s closing stock price on the date of grant. For the years ended December 31, 2021, 2020 and 2019, the weighted average fair value of RSU awards granted was $99.09 per share, $92.42 per share and $72.30 per share, respectively. As of December 31, 2021, 4.4 million RSUs were outstanding and unvested, with an aggregate intrinsic value of $513.9 million and a weighted average remaining vesting period of approximately 1.7 years years. These RSUs are expected to vest on various dates through 2025.

19. Income Taxes

The components of income before provision for income taxes were as follows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
U.S.	$70,300	$45,074	$24,253
Foreign	657,921	571,008	508,228
Income before provision for income taxes	$728,221	$616,082	$532,481

The provision for income taxes consisted of the following for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Current tax (benefit) provision:
Federal	$11,824	$(1,765)	$(22,704)
State	8,515	5,346	3,835
Foreign	90,026	76,162	71,286
Deferred tax (benefit) provision:
Federal	(33,366)	(19,845)	(13,987)
State	(14,611)	(14,509)	(12,212)
Foreign	(4,358)	(6,023)	4,968
Change in valuation allowance	4,541	6,556	22,164
Total	$62,571	$45,922	$53,350

The Company’s effective tax rate differed from the U.S. federal statutory tax rate as follows for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
U.S. federal income tax rate	21.0%	21.0%	21.0%
State taxes	0.7	1.0	1.0
Stock-based compensation	0.1	(0.6)	0.3
U.S. federal, state and foreign research and development credits	(3.7)	(4.4)	(6.0)
Foreign earnings	(7.3)	(7.7)	(6.1)
Nondeductible (nontaxable) foreign items	—	(0.4)	0.7
Release of uncertain tax position reserve	(1.0)	(0.9)	(5.9)
Intercompany sale of intellectual property	—	0.2	1.9
Valuation allowance	0.6	1.1	4.2
Other	(1.8)	(1.8)	(1.1)
	8.6%	7.5%	10.0%

The components of the net deferred tax assets and liabilities and the related valuation allowance as of December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Accrued bonus	$26,261	$25,480
Deferred revenue	6,683	11,146
Operating lease liability	133,298	141,212
Stock-based compensation	21,507	23,629
NOLs	53,088	25,255
Tax credit carryforwards	88,710	110,254
Convertible senior notes interest	18,552	20,953
Depreciation and amortization	85,438	—
Other	15,679	11,531
Deferred tax assets	449,216	369,460
Depreciation and amortization	—	(6,974)
Acquired intangible assets	(86,567)	(59,128)
Operating lease right-of-use asset	(124,833)	(127,524)
Deferred commissions	(13,468)	(14,952)
Internal-use software development costs capitalized	(59,837)	(58,820)
Deferred tax liabilities	(284,705)	(267,398)
Valuation allowance	(37,143)	(32,602)
Net deferred tax assets	$127,368	$69,460

Valuation allowances will be recognized on deferred tax assets if it is more-likely-than-not that some or all of the deferred tax assets will not be utilized. In measuring deferred tax assets, the Company considers all available evidence, both positive and negative, to determine whether a valuation allowance is needed. As of December 31, 2021, the Company recorded a $37.1 million valuation allowance against deferred tax assets related to tax credits and state and foreign NOLs in which it is more-likely-than-not that such attributes will expire prior to utilization. The increase in the valuation allowance during 2021 was $4.5 million.

The table below summarizes the Company's NOL and tax credit carryforwards in U.S. federal, state and foreign jurisdictions as of December 31, 2021 and 2020 (in thousands, except years):

	2021	2020	Expirations at Various Dates Through:
NOL carryforwards:
Federal	$44,000	$59,200	2037
State	15,500	24,800	2041
Foreign	180,100	40,800	2035
Federal and state research and development tax credit and other credit carryforwards	113,500	132,800	2037

The Company's U.S. federal and state NOL carryforwards relate to acquisitions completed in 2021, 2019, 2017 and 2012. Foreign NOL carryforwards relate to an acquisition completed in 2021 and losses due to the difference in local tax laws.

As of December 31, 2021, accumulated earnings outside the U.S. totaled $1.2 billion, the majority of which have been taxed due to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings and the tax on global intangible low taxed income required by the U.S. Tax Cuts and Jobs Act ("TCJA"). No provision for U.S. income and foreign withholding taxes has been provided for any remaining undistributed foreign earnings not subject to tax under the TCJA, or any additional basis differences inherent in these entities, as these amounts continue to be indefinitely reinvested. Determination of the amount of the unrecognized deferred tax liability on outside basis differences is not practicable because of the complexity of laws and regulations, the varying tax treatment of alternative repatriation scenarios and the variation due to multiple potential assumptions relating to the timing of any future repatriation.

The following is a roll forward of the Company’s unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Balance at beginning of year	$24,105	$27,359	$64,892
Gross increases – tax positions of prior periods	4,293	2,539	74
Gross increases – current period tax positions	3,607	1,946	2,006
Gross decreases – tax positions of prior periods	(816)	(3,540)	(5,201)
Gross decreases – lapse of applicable statute of limitations	(8,626)	(4,199)	(28,672)
Gross decreases – settlements	—	—	(5,740)
Balance at end of year	$22,563	$24,105	$27,359

As of December 31, 2021, 2020 and 2019, the Company had $23.1 million, $29.5 million and $32.6 million of unrecognized tax benefits, respectively. Total interest and penalties for unrecognized tax benefits includes $7.2 million, $7.7 million and $7.8 million as of December 31, 2021, 2020 and 2019, respectively. Interest and penalties related to unrecognized tax benefits are recorded in the provision for income taxes and were $0.5 million, $1.2 million and $1.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate is $23.1 million.

As of December 31, 2021, it is reasonably possible that $4.8 million of unrecognized tax benefits may be recognized within the next 12 months due to the expiration of local statutes of limitations. Certain U.S. state and foreign income tax returns from 2011 through 2020 are currently under audit. The Company has reserved for those positions that are not more-likely-than-not to be sustained.

The Company is also involved in litigation related to certain adverse audit determinations. In the second quarter of 2018, the Company filed an appeal with the Massachusetts Appellate Tax Board contesting the adverse audit findings related to certain tax benefits and exemptions. The appeal hearing was held in late 2019. In July 2020, the Massachusetts Appellate Tax Board ruled in the Company's favor; however the Massachusetts Department of Revenue has appealed the decision in January 2022. The Company has determined that it is more-likely-than-not that it will prevail, and no reserve has been recorded related to these controversies. However, over the next 12 months, the Company's current assumptions and positions could change based on appeal decisions and other events impacting its analysis. Such events, if resolved unfavorably, could significantly impact the Company’s effective income tax rate and results of operations. The Company has estimated that an adverse ruling related to its Massachusetts controversy could result in a gross income tax charge of approximately $49.0 million, which could be partially offset by certain state tax credits of $32.0 million which are not currently benefited as a result of the Company's valuation allowance assessment.

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

The following table sets forth the components used in the computation of basic and diluted net income per share for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share data):

	2021	2020	2019
Numerator:
Net income	$651,642	$557,054	$478,035
Denominator:
Shares used for basic net income per share	162,665	162,490	162,706
Effect of dilutive securities:
Stock options	21	31	68
RSUs and DSUs	1,518	1,819	1,799
Convertible senior notes	1,600	873	—
Warrants related to issuance of convertible senior notes	—	—	—
Shares used for diluted net income per share	165,804	165,213	164,573
Basic net income per share	$4.01	$3.43	$2.94
Diluted net income per share	$3.93	$3.37	$2.90

For the years ended December 31, 2021, 2020 and 2019, certain potential outstanding shares from stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Service-based RSUs	776	591	763
Market-and performance-based RSUs	1,199	1,409	1,349
Convertible senior notes	9,898	12,922	21,991
Warrants related to issuance of convertible senior notes	21,991	21,991	21,991
Total shares excluded from computation	33,864	36,913	46,094

21. Akamai Foundation

The Akamai Foundation is a private non-profit organization founded by certain current and former employees of the Company in 2000 (the “Foundation”). The Company has the right to appoint the directors of the Foundation, but receives no economic benefit from the Foundation’s initiatives, therefore the Foundation is not consolidated. The Foundation's initiatives are to support youth education, with a focus on mathematics and science, as well as other charitable causes. In 2020, the Foundation expanded its initiatives to include supporting increased diversity in the technology industry. The Company contributed $20.0 million in that year in support of the Foundation's expanded initiatives. This expense is included in general and administrative expenses in the consolidated statements of income for the year ended December 31, 2020.

22. Segment and Geographic Information

The Company’s chief operating decision-maker is the chief executive officer and the executive management team. As of December 31, 2021, the Company is currently organized and operates as one reportable and operating segment: providing solutions to power and protect digital experiences. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief executive officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate entities and does not have separate operating or reportable segments.

The Company deploys its servers into networks worldwide. The following table summarizes net property and equipment, excluding internal-use software and operating lease right-of-use assets, located in the U.S. and foreign locations, as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Property and equipment, net, excluding internal-use software, located in the U.S.	$568,040	$572,391
Property and equipment, net, excluding internal-use software, located in foreign locations	510,695	487,174
Operating lease right-of-use assets located in the U.S.	625,424	611,959
Operating lease right-of-use assets located in foreign locations	190,330	181,986

The Company sells its services and licenses through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. The following table summarizes revenue derived from operations outside of the U.S. for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Revenue derived from operations outside of the U.S.	$1,623,715	$1,420,714	$1,199,406

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework 2013.

Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2022 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Delinquent Section 16(a) Reports” and “Corporate Governance Highlights” and is incorporated by reference herein.

Our executive officers and directors and their positions as of February 28, 2022, are as follows:

Name	Position
F. Thomson Leighton	Chief Executive Officer and Director (Principal Executive Officer)
Edward McGowan	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Laura Howell	Chief Accounting Officer (Principal Accounting Officer)
Aaron Ahola	Executive Vice President, General Counsel and Corporate Secretary
Robert Blumofe	Executive Vice President and Chief Technology Officer
Adam Karon	Chief Operating Officer and General Manager of the Edge Technology Group
Kim Salem-Jackson	Executive Vice President and Chief Marketing Officer
Paul Joseph	Executive Vice President, Global Sales and Services
Mani Sundaram	Executive Vice President and General Manager of the Security Technology Group
Anthony Williams	Executive Vice President and Chief Human Resources Officer
Sharon Bowen	Director
Marianne Brown	Director
Monte Ford	Director
Jill Greenthal	Director
Daniel Hesse	Director
Tom Killalea	Director
Jonathan Miller	Director
Madhu Ranganathan	Director
Bernardus Verwaayen	Director
William Wagner	Director

We have adopted a written code of business ethics, as amended, that applies to our principal executive officer, principal financial officer and principal accounting officer or persons serving similar functions and all of our other employees and members of our board of directors. The text of our amended code of ethics is available on our website at www.akamai.com. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website at www.akamai.com.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2022 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Corporate Governance Highlights,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2022 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2022 Annual Meeting of Stockholders under the sections captioned “Certain Relationships and Related Party Transactions; Code of Ethics; Interest in Annual Meeting Matters,” “Corporate Governance Highlights” and “Compensation Committee Interlocks and Insider Participation.”

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2022 Annual Meeting of Stockholders under the section captioned “Ratification of Selection of Independent Auditors.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)Documents Filed as Part of this Annual Report on Form 10-K

1.Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2021 and 2020
•Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Stockholders' Equity for the years ended December 31, 2021, 2020 and 2019
•Notes to Consolidated Financial Statements

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

4.4(F)	First Supplemental Indenture with respect to 0.125% Convertible Senior Notes due 2025, dated December 16, 2021, between Akamai Technologies, Inc. and U.S. Bank National Association, as trustee

4.5(F)	First Supplemental Indenture with respect to 0.375% Convertible Senior Notes due 2027, dated December 16, 2021, between Akamai Technologies, Inc. and U.S. Bank National Association, as trustee

4.6(B)	Description of Registrant's Securities Registered Under Section 12 of the Exchange Act

10.1(G)@	Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.2(H)@	Amendment to Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.3(I)@	2009 Akamai Technologies, Inc. Stock Incentive Plan

10.4(J)@	Amended and Restated Akamai Technologies, Inc. 2013 Stock Incentive Plan

10.5(K)	Prolexic Technologies, Inc. 2011 Equity Incentive Plan

10.6(L)	Cotendo, Inc. Amended and Restated 2008 Stock Plan

10.7(M)@	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan, as amended (time vesting)

10.8(N)@	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan (performance vesting)

10.9(N)@	Form of Stock Option Agreement for use under the 2013 Stock Incentive Plan

10.10(N)	Form of Deferred Stock Unit Agreement for use under the 2013 Stock Incentive Plan

10.11(O)@	Form of Performance-Based Vesting Restricted Stock Unit Agreement with Retirement Provision

10.12@	Non-Employee Director Compensation Plan

10.13(M)@	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan (2019)

10.14(P)@	Form Executive Bonus Plan

10.15(Q)@	Akamai Technologies, Inc. Executive Severance Pay Plan, as amended

10.16(R)@	Form of Change in Control and Severance Agreement

10.17(S)@	Akamai Technologies, Inc. Policy on Departing Director Compensation

10.18(T)@	Akamai Technologies, Inc. U.S. Non-Qualified Deferred Compensation Plan

10.19(U)@	Employment Letter Agreement between the Registrant and F. Thomson Leighton dated February 25, 2013

10.20(R)@	Amendment to Employment Letter Agreement between the Registrant and F. Thomson Leighton dated November 12, 2015

10.21(V)	Indenture of Lease for 145 Broadway, Cambridge, Massachusetts dated November 7, 2016

10.22(V)	Must-Take Premises and Right of First Offer Agreement among the Registrant, Boston Properties Limited Partnership and the Trustees of Ten Cambridge Center Trust dated November 7, 2016

10.23(W)	150 Broadway Real Property Lease Dated December 20, 2017

10.24(X)†	Exclusive Patent and Non-Exclusive Copyright License Agreement, dated as of October 26, 1998, between the Registrant and Massachusetts Institute of Technology

10.25(Y)
Credit Agreement by and among Akamai Technologies, Inc., the financial institutions identified therein as lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents and arrangers party thereto, dated May 10, 2018.

10.26(D)	Form of Call Option Confirmation between Akamai and each Option Counterparty

10.27(D)	Form of Warrant Confirmation between Akamai and each Option Counterparty

10.28(E)	Form of Call Option Confirmation between the Registrant and each Option Counterparty

10.29(E)	Form of Warrant Confirmation between the Registrant and each Option Counterparty

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.INS)
________________

(A)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 18884226) filed with the Commission on June 6, 2018.
(B)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 20670264) filed with the Commission on February 28, 2020.
(C)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-85679, 99727819), as amended, filed with the Commission on October 13, 1999.
(D)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 18852548) filed with the Commission on May 22, 2018.
(E)	Incorporated by reference to the Registration's Current Report on Form 8-K (File No. 000-27275, 191033874) filed with the Commission on August 16, 2019.
(F)	Incorporated by reference to the Registrant’s Annual Report Current Report on Form 8-K (File No. 000-27275, 211497782) filed with the Commission on December 16, 2021.
(G)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 06691330) filed with the Commission on March 16, 2006.
(H)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 08823347) filed with the Commission on May 12, 2008.
(I)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 11865051) filed with the Commission on May 23, 2011.
(J)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 19835721) filed with the Commission on June 7, 2021.
(K)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-194278, 14660564) filed with the Commission on March 3, 2014.
(L)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 14, 2012.
(M)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 19810440) filed with the Commission on May 9, 2019.
(N)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-27275, 131025074) filed with the Commission on August 9, 2013.
(O)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 15585212) filed with the Commission on February 6, 2015.
(P)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 21665537) filed with the Commission on February 23, 2021.

(Q)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 191132693) filed with the Commission on October 2, 2019.
(R)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 22680595) filed with the Commission on February 25, 2022.
(S)	Incorporated by reference to the Registrant's Annual Report on form 10-K (File No. 000-27275, 17647667) filed with the Commission on February 28, 2017.
(T)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-27275, 15850176) filed with the Commission on May 11, 2015.
(U)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-27275, 13657899) filed with the Commission on March 1, 2013.
(V)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 161988699) filed with the Commission on November 10, 2016.
(W)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-27275, 18654889) filed with the Commission on March 1, 2018.
(X)	Incorporated by reference to the Registrant's Registration Statement on Form S-1/A filed with the Commission on October 28, 1999.
(Y)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 18837347) filed with the Commission on May 15, 2018.
_______________

@	Management contract or compensatory plan or arrangement filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of this Annual Report.
†	Confidential Treatment has been granted as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.
*	Submitted electronically herewith.

(c)	Not applicable.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2022	AKAMAI TECHNOLOGIES, INC.

	By:	/s/ EDWARD MCGOWAN
Edward McGowan Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. THOMSON LEIGHTON	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022
F. Thomson Leighton

/s/ EDWARD MCGOWAN	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2022
Edward McGowan

/s/ LAURA HOWELL	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2022
Laura Howell

/s/ SHARON Y. BOWEN	Director	February 28, 2022
Sharon Y. Bowen

/s/ MARIANNE C. BROWN	Director	February 28, 2022
Marianne C. Brown

/s/ MONTE E. FORD	Director	February 28, 2022
Monte E. Ford

/s/ JILL A. GREENTHAL	Director	February 28, 2022
Jill A. Greenthal

/s/ DANIEL R. HESSE	Director	February 28, 2022
Daniel R. Hesse

/s/ PETER T. KILLALEA	Director	February 28, 2022
Peter T. Killalea

/s/ JONATHAN F. MILLER	Director	February 28, 2022
Jonathan F. Miller

/s/ MADHU RANGANATHAN	Director	February 28, 2022
Madhu Ranganathan

/s/ BERNARDUS VERWAAYEN	Director	February 28, 2022
Bernardus Verwaayen

/s/ WILLIAM R. WAGNER	Director	February 28, 2022
William R. Wagner