Form 10-Q
period 2022-03-31
AKAMAI TECHNOLOGIES INC
filed 2022-05-09
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 3, 2022: 160,305,193

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data) (unaudited)	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$377,811	$536,725
Marketable securities	129,058	541,470
Accounts receivable, net of reserves of $3,279 and $1,397 at March 31, 2022, and December 31, 2021, respectively	718,793	675,926
Prepaid expenses and other current assets	238,821	166,313
Total current assets	1,464,483	1,920,434
Marketable securities	786,712	1,088,048
Property and equipment, net	1,579,833	1,534,329
Operating lease right-of-use assets	819,880	815,754
Acquired intangible assets, net	512,188	313,225
Goodwill	2,745,882	2,156,254
Deferred income tax assets	265,946	168,342
Other assets	128,855	142,287
Total assets	$8,303,779	$8,138,673

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(in thousands, except share data) (unaudited)	March 31, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,934	$109,928
Accrued expenses	342,802	411,590
Deferred revenue	139,725	86,517
Revolving credit facility	75,000	—
Operating lease liabilities	183,762	175,683
Other current liabilities	5,042	6,623
Total current liabilities	869,265	790,341
Deferred revenue	30,098	25,342
Deferred income tax liabilities	41,131	40,974
Convertible senior notes	2,281,927	1,976,167
Operating lease liabilities	703,605	707,087
Other liabilities	77,231	68,748
Total liabilities	4,003,257	3,608,659
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 161,460,261 shares issued and 160,535,769 shares outstanding at March 31, 2022, and 160,512,111 shares issued and outstanding at December 31, 2021	1,615	1,605
Additional paid-in capital	2,974,529	3,340,822
Accumulated other comprehensive loss	(88,611)	(69,105)
Treasury stock, at cost, 924,492 shares at March 31, 2022, and no shares at December 31, 2021	(102,853)	—
Retained earnings	1,515,842	1,256,692
Total stockholders’ equity	4,300,522	4,530,014
Total liabilities and stockholders’ equity	$8,303,779	$8,138,673

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
(in thousands, except per share data) (unaudited)	2022	2021
Revenue	$903,647	$842,708
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	332,752	306,687
Research and development	99,935	82,045
Sales and marketing	122,719	116,354
General and administrative	153,262	136,715
Amortization of acquired intangible assets	13,644	11,427
Restructuring charge	8,016	7,116
Total costs and operating expenses	730,328	660,344
Income from operations	173,319	182,364
Interest and marketable securities (loss) income, net	(211)	4,578
Interest expense	(2,695)	(17,834)
Other expense, net	(9,565)	(817)
Income before provision for income taxes	160,848	168,291
Provision for income taxes	(34,050)	(11,898)
Loss from equity method investment	(7,635)	(698)
Net income	$119,163	$155,695
Net income per share:
Basic	$0.74	$0.95
Diluted	$0.73	$0.94
Shares used in per share calculations:
Basic	160,494	163,061
Diluted	163,637	165,688

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(in thousands) (unaudited)	2022	2021
Net income	$119,163	$155,695
Other comprehensive loss:
Foreign currency translation adjustments	2,036	(24,265)
Change in unrealized loss on investments, net of income tax benefit of $4,948 and $937 for the three months ended March 31, 2022 and 2021, respectively	(21,542)	(2,881)
Other comprehensive loss	(19,506)	(27,146)
Comprehensive income	$99,657	$128,549

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(in thousands) (unaudited)	2022	2021
Cash flows from operating activities:
Net income	$119,163	$155,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,595	131,471
Stock-based compensation	56,227	54,305
(Benefit) provision for deferred income taxes	(13,579)	1,764
Amortization of debt discount and issuance costs	1,119	16,257
Loss on investments	16,536	698
Other non-cash reconciling items, net	12,598	528
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(39,198)	(15,580)
Prepaid expenses and other current assets	(64,695)	(35,388)
Accounts payable and accrued expenses	(66,938)	(72,986)
Deferred revenue	55,394	25,439
Other current liabilities	(1,441)	(716)
Other non-current assets and liabilities	4,670	(11,694)
Net cash provided by operating activities	222,451	249,793
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(872,099)	(15,638)
Purchases of property and equipment	(51,005)	(87,222)
Capitalization of internal-use software development costs	(80,354)	(77,497)
Purchases of short- and long-term marketable securities	—	(90,279)
Proceeds from sales of short- and long-term marketable securities	571,369	7,154
Proceeds from maturities and redemptions of short- and long-term marketable securities	120,433	226,995
Other, net	(5,242)	179
Net cash used in investing activities	(316,898)	(36,308)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	75,000	—
Proceeds related to the issuance of common stock under stock plans	21,941	21,410
Employee taxes paid related to net share settlement of stock-based awards	(54,819)	(63,946)
Repurchases of common stock	(102,853)	(58,241)
Other, net	(104)	—
Net cash used in financing activities	(60,835)	(100,777)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1,462)	(7,151)
Net (decrease) increase in cash, cash equivalents and restricted cash	(156,744)	105,557
Cash, cash equivalents and restricted cash at beginning of period	537,751	353,466
Cash, cash equivalents and restricted cash at end of period	$381,007	$459,023

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Three Months Ended March 31,
(in thousands) (unaudited)	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received of $1,025 and $1,846 for the three months ended March 31, 2022 and 2021, respectively	$50,533	$17,736
Cash paid for interest expense	2,156	2,156
Cash paid for operating lease liabilities	54,285	63,673
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	38,582	82,125
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	48,326	60,193
Capitalization of stock-based compensation	7,803	9,459

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$377,811	$456,799
Restricted cash	3,196	2,224
Cash, cash equivalents and restricted cash	$381,007	$459,023

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended March 31, 2022
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2022	160,512,111	$1,605	$3,340,822	$(69,105)	$—	$1,256,692	$4,530,014
Cumulative-effect adjustment from adoption of new accounting pronouncement			(375,414)			139,987	(235,427)
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	948,150	10	(54,649)				(54,639)
Stock-based compensation			63,770				63,770
Repurchases of common stock	(924,492)				(102,853)		(102,853)
Net income						119,163	119,163
Foreign currency translation adjustment				2,036			2,036
Change in unrealized loss on investments, net of tax				(21,542)			(21,542)
Balance at March 31, 2022	160,535,769	$1,615	$2,974,529	$(88,611)	$(102,853)	$1,515,842	$4,300,522

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Three Months Ended March 31, 2021
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2021	162,709,720	$1,627	$3,664,820	$(20,201)	$—	$605,050	$4,251,296
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,128,184	11	(64,017)				(64,006)
Stock-based compensation			63,765				63,765
Repurchases of common stock	(591,963)				(58,241)		(58,241)
Net income						155,695	155,695
Foreign currency translation adjustment				(24,265)			(24,265)
Change in unrealized loss on investments, net of tax				(2,881)			(2,881)
Balance at March 31, 2021	163,245,941	$1,638	$3,664,568	$(47,347)	$(58,241)	$760,745	$4,321,363

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides solutions to power and protect life online. Its globally-distributed platform is comprised of more than 350,000 servers in over 130 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company currently operates in one reportable and operating segment: providing solutions to power and protect life online.

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed in, or omitted from, these interim financial statements. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 28, 2022. The December 31, 2021 consolidated balance sheet included herein is derived from the Company's audited consolidated financial statements.

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

The convertible senior notes included on the Company's condensed consolidated balance sheet more closely reflects the principal amounts. Prior to the adoption of this guidance, the Company separated its convertible senior notes into a liability and an equity component. The equity portion is now eliminated. The cumulative effect of the changes was an increase to convertible senior notes of $304.7 million, an increase to deferred income tax liabilities of $0.7 million, an increase to deferred income tax assets of $77.7 million, a decrease to property and equipment of $7.7 million, and a decrease to additional paid-in capital of $375.4 million on the condensed consolidated balance sheet. The net effect of these adjustments was recorded as an increase to retained earnings as of January 1, 2022.

Additionally, the new guidance eliminates the use of the treasury stock method for convertible instruments that can be settled in whole or in part with equity, when calculating diluted earnings per share. Instead, it requires application of the if-converted method. Under that method, diluted earnings per share would generally be calculated assuming that all the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be antidilutive. The application of the if-converted method reduces the Company’s reported diluted earnings per share after the adoption date. However, in December 2021, the Company made an irrevocable election to settle the principal portion of the convertible senior notes with cash. Accordingly, the if-converted method is only impacted by any potential shares to be delivered for the amount in excess of the principal portion. The changes to the diluted earnings per share guidance did not materially impact our results of operations.

With the elimination of the debt discount created by the equity component, amortization of the debt discount is eliminated, which decreases interest expense, and therefore increases net income and earnings per share, from the period of adoption. This had the effect of increasing our basic and diluted earnings per share by $0.08 for the three months ended March 31, 2022.

2. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of March 31, 2022 and December 31, 2021 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of March 31, 2022
Corporate bonds	$645,755	$—	$(17,750)	$628,005	$108,981	$519,024
U.S. government agency obligations	272,133	—	(7,009)	265,124	19,306	245,818
	$917,888	$—	$(24,759)	$893,129	$128,287	$764,842

As of December 31, 2021
Commercial paper	$25,056	$—	$(24)	$25,032	$25,032	$—
Corporate bonds	1,268,991	1,191	(4,275)	1,265,907	459,012	806,895
U.S. government agency obligations	316,728	3	(1,281)	315,450	56,530	258,920
	$1,610,775	$1,194	$(5,580)	$1,606,389	$540,574	$1,065,815

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

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the condensed consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the condensed consolidated statements of income. As of March 31, 2022, the Company held for investment corporate bonds with a fair value of $43.8 million, which were classified as available-for-sale marketable securities that had been in a continuous unrealized loss position for more than 12 months. The unrealized loss related to these corporate bonds was $1.1 million and is included in accumulated other comprehensive loss as of March 31, 2022. The unrealized loss is attributable to changes in interest rates. Based on the evaluation of available evidence, the Company does not believe any unrealized losses represent other than temporary impairments.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets as of March 31, 2022 and December 31, 2021 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
As of March 31, 2022
Cash Equivalents and Marketable Securities:
Money market funds	$1,428	$1,428	$—
Corporate bonds	628,005	—	628,005
U.S. government agency obligations	265,124	—	265,124
Mutual funds	22,641	22,641	—
	$917,198	$24,069	$893,129

As of December 31, 2021
Cash Equivalents and Marketable Securities:
Money market funds	$109,313	$109,313	$—
Commercial paper	39,031	—	39,031
Corporate bonds	1,265,907	—	1,265,907
U.S. government agency obligations	315,450	—	315,450
Mutual funds	23,129	23,129	—
	$1,752,830	$132,442	$1,620,388

As of March 31, 2022 and December 31, 2021, the Company grouped money market and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of March 31, 2022 and December 31, 2021, the Company grouped commercial paper, U.S. government agency obligations and corporate bonds using a Level 2 valuation because quoted prices for similar assets in active markets (or identical assets in an inactive market) are available. The Company did not have any transfers of assets between Level 1 or Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2022.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Due in 1 year or less	$128,287	$540,574
Due after 1 year through 5 years	764,842	1,065,815
	$893,129	$1,606,389

3. Accounts Receivable

Net accounts receivable consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Trade accounts receivable	$511,584	$501,959
Unbilled accounts receivable	210,488	175,364
Gross accounts receivable	722,072	677,323
Allowances for current expected credit losses and other reserves	(3,279)	(1,397)
Accounts receivable, net	$718,793	$675,926

A summary of activity in the accounts receivable allowance for current expected credit losses and other reserves for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	March 31, 2022	March 31, 2021
Beginning balance	$1,397	$1,822
Charges to income from operations	1,951	923
Collections from customers previously reserved and other	(69)	(1,091)
Ending balance	$3,279	$1,654

Charges to income from operations primarily represents charges to bad debt expense for increases in the allowance for current expected credit losses.

4. Incremental Costs to Obtain a Contract with a Customer

The following table summarizes the deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Deferred costs included in prepaid and other current assets	$39,948	$43,562
Deferred costs included in other assets	28,290	30,436
Total deferred costs	$68,238	$73,998

The following table summarizes additional information related to incremental costs to obtain a contract with a customer for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Amortization expense related to deferred costs	$15,022	$13,727
Incremental costs capitalized	9,484	9,872

Amortization expense related to deferred costs is primarily included in sales and marketing expense in the condensed consolidated statements of income.

5. Acquired Intangible Assets and Goodwill

Acquired intangible assets that are subject to amortization consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$328,516	$(134,891)	$193,625	$257,857	$(128,715)	$129,142
Customer-related intangible assets	499,945	(224,061)	275,884	398,182	(216,192)	181,990
Non-compete agreements	254	(127)	127	258	(107)	151
Trademarks and trade names	14,663	(6,365)	8,298	8,039	(6,097)	1,942
Acquired license rights	34,810	(556)	34,254	490	(490)	—
Total	$878,188	$(366,000)	$512,188	$664,826	$(351,601)	$313,225

Aggregate expense related to amortization of acquired intangible assets for the three months ended March 31, 2022 and 2021 was $13.6 million and $11.4 million, respectively. Based on the Company’s acquired intangible assets as of March 31, 2022, aggregate expense related to amortization of acquired intangible assets is expected to be $50.4 million for the remainder of 2022, and $61.3 million, $65.8 million, $66.2 million and $59.9 million for 2023, 2024, 2025 and 2026, respectively.

The change in the carrying amount of goodwill for the three months ended March 31, 2022 was as follows (in thousands):

Balance as of January 1, 2022	$2,156,254
Acquisition of Linode Limited Liability Company	588,440
Measurement period adjustments related to acquisitions completed in prior years	1,884
Foreign currency translation	(696)
Balance as of March 31, 2022	$2,745,882

The Company tests goodwill for impairment at least annually. Through the date the interim condensed consolidated financial statements were issued, no triggering events had occurred that would indicate that a potential impairment exists.

6. Acquisitions

Acquisition-related costs during the three months ended March 31, 2022 were $10.3 million and are included in general and administrative expense in the condensed consolidated statements of income. Pro forma results of operations for the acquisition completed during the three months ended March 31, 2022 have not been presented because the effects of the acquisition were not material to the Company's consolidated financial results. Revenue and earnings of the acquired company since the date of the acquisition that are included in the Company's condensed consolidated statements of income are also not presented separately because they are not material.

Linode

In March 2022, the Company acquired all the outstanding equity interests of Linode Limited Liability Company ("Linode"), for $898.8 million in cash. Linode is an infrastructure-as-a-service platform provider that allows for developer-friendly cloud computing capabilities. The acquisition is intended to enhance the Company’s edge computing services by creating a unique cloud platform to build, run and secure applications from the cloud to the edge. As of March 31, 2022, the purchase price allocation is preliminary, pending finalization of the fair value of the tangible and intangible assets acquired, certain income tax matters and net working capital.

The following table presents the preliminary allocation of the purchase price for Linode (in thousands):

Total purchase consideration	$898,777

Allocation of the purchase consideration:
Cash	$26,678
Accounts receivable	7,220
Prepaid expenses and other current assets	6,288
Property and equipment	60,670
Operating lease right-of-use assets	16,970
Identifiable intangible assets	212,520
Goodwill	588,440
Deferred income tax assets	2,901
Other assets	652
Total assets acquired	922,339
Accounts payable	(5,387)
Accrued expenses	(970)
Operating lease liabilities	(17,205)
Total liabilities assumed	(23,562)
Net assets acquired	$898,777

The value of the goodwill can be attributed to a number of business factors, including a trained technical workforce and cost synergies expected to be realized. The Company expects that all of the goodwill related to the acquisition of Linode will be deductible for tax purposes.

The following were the identified intangible assets acquired and their respective weighted average useful lives (in thousands, except years):

	Gross Carrying Amount	Weighted Average Useful Life (in years)
Customer-related intangible assets	$100,700	11
Completed technologies	70,900	6
Acquired license rights	34,320	15
Trademarks	6,600	9
Total	$212,520

The Company applied the relief-from-royalty method to estimate the fair values of the completed technologies and trademarks and the excess earnings method to estimate the fair values of the customer-related acquired intangible assets. The Company used readily available market data to estimate the fair values of the acquired license rights. The total weighted average amortization period for the intangible assets acquired from Linode is 9.7 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

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

Upon conversion, the Company will pay the principal amount in cash and will pay, or deliver, as the case may be, any amount in excess of the principal amount in cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election. The initial conversion rate is 8.6073 shares of the Company's common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $116.18 per share, subject to adjustments in certain events, and represents a potential conversion into 9.9 million shares.

Prior to January 1, 2022, in accounting for the issuance of the 2027 Notes, the Company separated the 2027 Notes into liability and equity components. The carrying cost of the liability component was calculated by measuring the fair value of a similar debt obligation that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2027 Notes. The difference between the principal amount of the 2027 Notes and the proceeds allocated to the liability component (“debt discount”) is amortized to interest expense using the effective interest method over the term of the 2027 Notes. The equity component is recorded in additional paid-in capital in the condensed consolidated balance sheet to meet the conditions for equity classification. On January 1, 2022, the Company adopted the revised guidance for accounting for convertible instruments, which eliminated the equity component. Refer to Note 1 to the condensed consolidated financial statements included elsewhere in this report for details on the revised guidance for accounting for convertible instruments adoption.

Initially, the Company allocated the total transaction costs incurred to the liability and equity components based on their relative values. However, subsequent to the adoption of the revised guidance for accounting for convertible instruments, all transaction costs are presented as a reduction to the 2027 Notes. Prior to January 1, 2022, transaction costs attributable to the liability component were being amortized to interest expense over the term of the 2027 Notes, and subsequent to the adoption of the revised guidance, all transaction costs are being amortized to interest expense over the term of the 2027 Notes.

The 2027 Notes consisted of the following components as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount and issuance costs, net of amortization	(10,113)	(169,030)
Net carrying amount	$1,139,887	$980,970

Equity component:	$—	$220,529

The estimated fair value of the 2027 Notes at March 31, 2022 and December 31, 2021 was $1,327.0 million and $1,359.3 million, respectively. The fair value was determined based on the quoted price of the 2027 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $119.39 on March 31, 2022, the value of the 2027 Notes if converted to common stock was more than the principal amount of $1,150.0 million.

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

Warrants

Separately, in August 2019, the Company entered into warrant transactions, whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, up to 9.9 million shares of the Company’s common stock at a strike price of approximately $178.74 per share. The Company received aggregate proceeds of $185.2 million from the sale of the warrants. The convertible note hedge and warrant transactions will generally have the effect of increasing the conversion price of the 2027 Notes to approximately $178.74 per share. The Company determined that the warrants meet the definition of a derivative and are classified in stockholders’ equity, as the warrants are indexed to the Company's common stock, and the Company, at its election, may pay or deliver to holders cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock. The Company recorded the proceeds from the issuance of the warrants as an increase to additional paid-in capital. The Company does not recognize subsequent changes in fair value of the warrants in its condensed consolidated financial statements.

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

Prior to January 1, 2022, in accounting for the issuance of the 2025 Notes, the Company separated the 2025 Notes into liability and equity components. The carrying cost of the liability component was calculated by measuring the fair value of a similar debt obligation that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2025 Notes. The difference between the principal amount of the 2025 Notes and the proceeds allocated to the liability component (“debt discount”) is amortized to interest expense using the effective interest method over the term of the 2025 Notes. The equity component is recorded in additional paid-in capital in the condensed consolidated balance sheet to meet the conditions for equity classification. On January 1, 2022, the Company adopted the new revised guidance for accounting for convertible instruments, which eliminated the equity component. Refer to Note 1 to the condensed consolidated financial statements included elsewhere in this report for details on the revised guidance for accounting for convertible instruments adoption.

Initially, the Company allocated the total transaction costs incurred to the liability and equity components based on their relative values. However, subsequent to the adoption of the revised guidance for accounting for convertible instruments, all transaction costs are presented as a reduction to the 2025 Notes. Prior to January 1, 2022, transaction costs attributable to the liability component were being amortized to interest expense over the term of the 2025 Notes, and subsequent to the adoption of the revised guidance, all transaction costs are being amortized to interest expense over the term of the 2025 Notes.

The 2025 Notes consisted of the following components as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount and issuance costs, net of amortization	(7,960)	(154,803)
Net carrying amount	$1,142,040	$995,197

Equity component:	$—	$285,225

The estimated fair value of the 2025 Notes at March 31, 2022 and December 31, 2021 was $1,518.8 million and $1,510.4 million, respectively. The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $119.39 on March 31, 2022, the value of the 2025 Notes if converted to common stock was more than the principal amount of $1,150.0 million.

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

Warrants

Separately, in May 2018, the Company entered into warrant transactions, whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, up to 12.1 million shares of the Company’s common stock at a strike price of approximately $149.18 per share. The Company received aggregate proceeds of $119.9 million from the sale of the warrants. The convertible note hedge and warrant transactions will generally have the effect of increasing the conversion price of the 2025 Notes to approximately $149.18 per share. The Company determined that the warrants meet the definition of a derivative and are classified in stockholders’ equity, as the warrants are indexed to the Company's common stock, and the Company, at its election, may pay or deliver to holders cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock. The Company recorded the proceeds from the issuance of the warrants as an increase to additional paid-in capital. The Company does not recognize subsequent changes in fair value of the warrants in its condensed consolidated financial statements.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. In March 2022, the Company borrowed $75.0 million under the Credit Agreement, and as of March 31, 2022, $75.0 million remained outstanding. The Company plans to repay amounts outstanding in less than 12 months.

Interest Expense

The 2027 Notes bear interest at a fixed rate of 0.375%, with interest payable semi-annually on March 1 and September 1 of each year. The 2025 Notes bear interest at a fixed rate of 0.125% with interest payable semi-annually on May 1 and November 1 of each year. The Company is also obligated to pay ongoing commitment fees under the terms of the Credit Agreement, in addition to interest payable on outstanding borrowings. Prior to the adoption of the revised guidance for accounting for convertible instruments on January 1, 2022, the Company also amortized as interest expense the value of debt discounts of the 2027 Notes and the 2025 Notes. The following table sets forth total interest expense included in the condensed consolidated statements of income for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Amortization of debt discounts and issuance costs	$1,168	$17,182
Coupon interest payable on 2025 Notes	359	359
Coupon interest payable on 2027 Notes	1,078	1,078
Interest payable under the Credit Agreement	139	140
Capitalization of interest expense	(49)	(925)
Total interest expense	$2,695	$17,834

8. Restructuring

During the first quarter of 2022, Mitsubishi UFJ Financial Group ("MUFG"), the majority owner of Global Open Network, Inc. (“GO-NET"), announced its intention to suspend the operations of GO-NET and to eventually liquidate it. The Company has a 20% stake in GO-NET and also provides services to GO-NET. As a result of MUFG's intention to suspend operations, during the three months ended March 31, 2022, the Company recorded as a restructuring charge the impairment of $7.5 million primarily related to certain capitalized internal-use software assets that will no longer be used in operations or will not generate sufficient future cash to support their values. The Company does not expect to incur material additional charges related to this action.

Additionally, the Company launched its FlexBase program in May 2022, which is a flexible workspace arrangement that allows employees to choose to work from their home office or a Company office. This is a significant change to the way employees worked prior to the program, and prior to office shutdowns as part of the COVID-19 pandemic. Planning for the program commenced in 2021, and in the fourth quarter of 2021, the Company identified certain facilities that were no longer needed. As a result, an impairment of right-of-use assets and leasehold improvements was recognized. The Company has incurred expenses of $3.7 million related to this program, of which a benefit of $0.1 million was incurred in the first quarter of 2022. Management is still evaluating the Company's future work environment and additional charges related to such type of action may occur in 2022.

During the fourth quarter of 2020, management committed to an action to restructure certain parts of the Company to better position itself to become more agile in delivering its solutions. As a result, certain headcount reductions were necessary and certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and implemented due to this action. The Company incurred expenses of $31.5 million as part of this action, of which $7.0 million was incurred during the three months ended March 31, 2021 and was comprised of $6.3 million of employee severance and related benefits and $0.7 million of internal-use software charges. The Company did not incur any charges related to this action during the three months ended March 31, 2022, nor does it expect to incur material additional charges related to this action.

The Company also recognizes restructuring charges for redundant employees, facilities and contracts associated with completed acquisitions.

9. Stockholders’ Equity

Share Repurchase Program

Effective January 2022, the board of directors of the Company authorized a $1.8 billion share repurchase program through December 31, 2024. During the three months ended March 31, 2022, the Company repurchased 0.9 million shares of its common stock for $102.9 million. The Company's goals for the share repurchase program are to offset the dilution created by its employee equity compensation programs over time and provide the flexibility to return capital to stockholders as business and market conditions warrant, while still preserving its ability to pursue other strategic opportunities.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s condensed consolidated statements of income for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Cost of revenue	$6,233	$7,096
Research and development	20,232	18,369
Sales and marketing	12,326	12,478
General and administrative	17,436	16,362
Total stock-based compensation	56,227	54,305
Provision for income taxes	(14,043)	(13,044)
Total stock-based compensation, net of income taxes	$42,184	$41,261

In addition to the amounts of stock-based compensation reported in the table above, the Company’s condensed consolidated statements of income for the three months ended March 31, 2022 and 2021, include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $7.6 million, and $7.7 million, respectively, before taxes.

10. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the three months ended March 31, 2022 (in thousands):

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Investments	Total
Balance as of January 1, 2022	$(71,809)	$2,704	$(69,105)
Other comprehensive income (loss)	2,036	(21,542)	(19,506)
Balance as of March 31, 2022	$(69,773)	$(18,838)	$(88,611)

Amounts reclassified from accumulated other comprehensive loss to net income were immaterial for the three months ended March 31, 2022.

11. Revenue from Contracts with Customers

The Company sells its solutions through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. The following table summarizes revenue by geography included in the Company’s condensed consolidated statements of income for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
U.S.	$481,007	$463,180
International	422,640	379,528
Total revenue	$903,647	$842,708

The Company reports its revenue in three solution categories: security, delivery and compute. Revenue by solution was previously reported by group: Security Technology Group and Edge Technology Group. Revenue from security solutions was previously presented as Security Technology Group revenue and revenue from delivery and compute solutions was previously presented as Edge Technology Group revenue. Security includes solutions that are designed to protect business online by keeping infrastructure, websites, applications and users safe. Delivery includes solutions that are designed to enable business online, including media delivery and web performance. Compute includes edge cloud optimization solutions and net storage. The following table summarizes revenue by solution category included in the Company’s condensed consolidated statements of income for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Security	$381,567	$310,219
Delivery	444,148	473,669
Compute	77,932	58,820
Total revenue	$903,647	$842,708

Most security, delivery and compute services represent obligations that are satisfied over time as the customer simultaneously receives and consumes the services provided by the Company. Accordingly, the majority of the Company's revenue is recognized over time, generally ratably over the term of the arrangement due to consistent monthly usage commitments that expire each period. Any usage over a given commitment is recognized in the period in which the units are served. Any bursting over given commitments is recognized in the period in which the traffic is served. A small percentage of the Company's contracts are satisfied at a point in time, such as one-time professional services contracts, integration services and most license sales where the primary obligation is delivery of the license at the start of the term. In these cases, revenue is recognized at a point in time of delivery or satisfaction of the performance obligation.

During the three months ended March 31, 2022 and 2021, the Company recognized $56.2 million and $43.3 million of revenue that was included in deferred revenue as of December 31, 2021 and 2020, respectively.

As of March 31, 2022, the aggregate amount of remaining performance obligations from contracts with customers was $3.2 billion. The Company expects to recognize approximately 70% of its remaining performance obligations as revenue over the next 12 months, with the remaining recognized thereafter. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration such as usage-based contracts with no committed contract as well as anticipated renewed contracts. Revenue recognized during each of the three months ended March 31, 2022 and 2021, related to performance obligations satisfied in previous periods was not material.

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

In the second quarter of 2018, the Company filed an appeal with the Massachusetts Appellate Tax Board (“MATB”) contesting the adverse audit findings related to certain tax benefits and exemptions. In July 2020, the MATB ruled in the Company’s favor; however, the Massachusetts Department of Revenue appealed the decision in January 2022. The Company has determined that it is more-likely-than-not that it will prevail and no reserve has been recorded related to these controversies.

The Company’s effective income tax rate was 21.2% and 7.1% for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, the effective income tax rate was higher than the federal statutory tax rate due to an intercompany sale of intellectual property, tax on global intangible low taxed income and non-deductible stock-based compensation. These amounts were partially offset by foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation and the benefit of U.S. federal, state and foreign research and development credits.

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

13. Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options, restricted stock units ("RSUs"), deferred stock units ("DSUs"), convertible senior notes and warrants issued by the Company. For the three months ended March 31, 2022, the dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method and the dilutive effect of the convertible securities is reflected in diluted earnings per share by application of the if-converted method. For the three months ended March 31, 2021, the dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method.

The following table sets forth the components used in the computation of basic and diluted net income per share for the three months ended March 31, 2022 and 2021 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$119,163	$155,695
Denominator:
Shares used for basic net income per share	160,494	163,061
Effect of dilutive securities:
Stock options	1	5
RSUs and DSUs	1,320	1,667
Convertible senior notes	1,822	955
Warrants related to issuance of convertible senior notes	—	—
Shares used for diluted net income per share	163,637	165,688
Basic net income per share	$0.74	$0.95
Diluted net income per share	$0.73	$0.94

For the three months ended March 31, 2022 and 2021, certain potential outstanding common shares issuable in respect of stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding common shares excluded from the computation of diluted net income per share for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Service-based RSUs	2,234	2,070
Market- and performance-based RSUs	1,054	1,338
Convertible senior notes	—	9,898
Warrants related to issuance of convertible senior notes	21,991	21,991
Total shares excluded from computation	25,279	35,297

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and notes to our unaudited condensed consolidated financial statements included herein contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “could,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “if,” “continues,” “goal,” “likely,” “may,” “will” or similar expressions indicates a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. See “Risk Factors” elsewhere in this quarterly report on Form 10-Q for a discussion of certain risks associated with our business. We disclaim any obligation to update forward-looking statements as a result of new information, future events or otherwise, including the potential impact of any mergers, acquisitions, divestitures or other events that may be announced after the date hereof.

Our management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which we have prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, revenue recognition, accounts receivable and related reserves, valuation and impairment of marketable securities, goodwill and acquired intangible assets, capitalized internal-use software development costs, impairment and useful lives of long-lived assets, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time they are made. Actual results may differ from our estimates. See the section entitled "Application of Critical Accounting Policies and Estimates" in our annual report on Form 10-K for the year-ended December 31, 2021 for further discussion of our critical accounting policies and estimates.

Overview

We provide solutions to power and protect life online. The key factors that influence our financial success are our ability to build on recurring revenue commitments for our security and performance offerings, increase media traffic on our network, effectively manage the prices we charge for our solutions, develop new products and carefully manage our capital spending and other expenses. The purpose of this discussion and analysis section is to provide material information relevant to an assessment of our financial condition and results of operations from management’s perspective, including to describe and explain key trends, events and other factors that impacted our reported results and that are likely to impact our future performance.

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

We have observed the following trends related to our revenue in recent years:

•Increased sales of our security, and more recently, compute solutions have made a significant contribution to revenue growth. We plan to continue to invest in these areas with a focus on further enhancing our product portfolios and extending our go-to-market capabilities, particularly in certain markets and through our channel partners.

•We have experienced increases in the amount of traffic delivered for customers that use our delivery solutions for video, gaming downloads and social media. During 2020 and in early 2021, we saw a dramatic increase in traffic growth on our network related to the shutdowns and restrictions related to the novel coronavirus, or COVID-19, pandemic. Primarily as a result of the rollback of many pandemic-related restrictions, we saw the rate of traffic growth moderate during 2021 and the first three months of 2022. We do not expect the events related to the COVID-19 pandemic, and its impact to our revenue growth rates, to repeat in the foreseeable future. We expect traffic delivered for our customers to continue to grow, but anticipate growth rates will moderate.

•The prices paid by some of our customers have declined due to competition and contract renewals. During the first quarter of 2022 as compared to 2021, we experienced a decline in revenue from our delivery solutions due to the above factors. While we have increased committed recurring revenue from our solutions by upselling incremental solutions to our existing customers and adding new customers to offset the negative trends, we expect revenue challenges from our delivery solutions to continue in 2022.

•Revenue from our international operations has been growing at a faster pace than from our U.S. operations, particularly in terms of new customer acquisition, increases in traffic and cross-selling of incremental solutions. Because we publicly report in U.S. dollars, and due to the strengthening U.S. dollar, our reported revenue results have been negatively impacted during the first quarter of 2022. We expect to continue to be impacted by the strengthening U.S. dollar during the remainder of 2022. However, conversely, a weaker dollar would benefit our reported results.

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

•Co-location costs, which include the costs of energy to power our network, are also a significant portion of our cost of revenue. By improving our internal-use software and managing our hardware deployments to enable us to use servers more efficiently, we have been able to manage the growth of co-location costs, including combating the rise of energy costs, particularly in Europe. We expect to continue to scale our network in the future and will need to continue to effectively manage our co-location costs to maintain current levels of profitability.

•Network build-out and supporting service costs represent another significant portion of our cost of revenue. These costs include maintenance and supporting services incurred as we continue to build-out our global network. We have seen these costs increase in recent years, as a result of our network expansion and pricing pressure from vendors. As we continue to invest in our network, we will need to effectively manage our network build-out and supporting costs.

•Our employees are core to the operations of our business, and payroll and related costs, including stock-based compensation, is one of our largest expenses. It is important to the success of operations that we offer competitive compensation packages. However, we need to ensure we continue to focus on the right investments and maintain operational efficiencies to mitigate the rising cost of talent. We plan to continue to hire employees in support of our strategic initiatives, but do not expect overall headcount to increase significantly in 2022.

•Depreciation expense related to our network equipment also contributes to our overall expense levels, and we expect to continue to invest in our network in 2022, which will increase our capital expenditures and resulting depreciation expense.

Recent Acquisitions

In March 2022, we acquired all of the outstanding equity interests of Linode Limited Liability Company, or Linode, for $898.8 million. Linode is an infrastructure-as-a-service platform provider that allows for developer-friendly cloud computing capabilities. The acquisition is intended to enhance our computing services by creating a unique cloud platform to build, run and secure applications from the cloud to the edge. Linode has approximately 250 employees.

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

Remote Work

As of May 2022, all of our offices are open for employees who would prefer to work from one of our offices. We have a rigorous process for assessing whether any office can remain open based on local government regulations, local health trends and business needs. Except for employees whose job responsibilities require in-office work, none of our employees are required to fully return to the office, even those that are currently open. In addition, we launched our FlexBase program in May 2022, which allows the more than 90% of our workforce designated as flexible to choose whether they want to work from an Akamai office or their home office, even after we decide it is safe to open all of our offices in light of the COVID-19 pandemic.

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

Global Developments

During the first quarter of 2022, several global macro-economic and geopolitical developments have emerged. These developments did not have a significant impact on our results of operations during the first quarter of 2022, but we anticipate they may in the remainder of 2022. We experienced the strengthening of the U.S. dollar, which is expected to have a negative impact on our revenue for the remainder of 2022. We have also experienced a decline in revenue related to the war in Ukraine. Approximately 1% of our revenue is generated from traffic we serve into Russia, Belarus and Ukraine. We have seen a decrease in traffic in these countries since the war began and expect to continue to experience a decline in 2022 as compared to 2021. Our board of directors is continuing to oversee risks related to macro-economic and geopolitical developments, including the war in Ukraine, and management is monitoring these developments, including the potential impact from the war on our business. As a result of overall macro-economic trends, concerns of a potential recession and future projections of traffic consumption that suggest traffic growth will moderate as restrictions related to the COVID-19 pandemic are lifted, we anticipate our traffic will grow, but at a more moderate pace than we have experienced previously.

Results of Operations

The following table sets forth, as a percentage of revenue, condensed consolidated statements of income data for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Revenue	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	36.8	36.4
Research and development	11.1	9.7
Sales and marketing	13.6	13.8
General and administrative	17.0	16.2
Amortization of acquired intangible assets	1.5	1.4
Restructuring charge	0.9	0.8
Total costs and operating expenses	80.9	78.3
Income from operations	19.1	21.7
Interest and marketable securities (loss) income, net	—	0.5
Interest expense	(0.3)	(2.1)
Other expense, net	(1.1)	(0.1)
Income before provision for income taxes	17.7	20.0
Provision for income taxes	(3.8)	(1.4)
Loss from equity method investment	(0.8)	(0.1)
Net income	13.1%	18.5%

Revenue

Revenue by solution was previously reported by product group: Security Technology Group and Edge Technology Group. Revenue from security solutions was previously presented as Security Technology Group revenue. Revenue from delivery and compute solutions was previously presented as Edge Technology Group revenue. Revenue by solution category during the periods presented was as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021	% Change	% Change at Constant Currency
Security	$381,567	$310,219	23.0%	25.5%
Delivery	444,148	473,669	(6.2)	(4.4)
Compute	77,932	58,820	32.5	34.8
Total revenue	$903,647	$842,708	7.2%	9.3%

During the three-month period ended March 31, 2022, the increase in our revenue as compared to the same period in 2021 was primarily the result of continued strong growth in sales of solutions offered by our security solutions, in addition to growth in sales of our compute solutions. However, these increases were impacted by the significant strengthening of the U.S. dollar.

The increase in security solutions revenue for the three-month period ended March 31, 2022, as compared to the same period in 2021, was due to growth across our security products portfolio, including Bot Manager, Kona Site Defender and our Zero Trust security solutions as well as strong performance from Guardicore solutions.

The decrease in delivery solutions revenue for the three-month period ended March 31, 2022, as compared to the same period in 2021, was primarily due to reductions in sales of application performance solutions, partially offset by moderate growth in over-the-top, or OTT.

The increase in compute solutions revenue for the three-month period ended March 31, 2022, as compared to the same period in 2021, was primarily due to strong growth in compute products, including through the acquisition of Linode in 2022, and continued growth in cloud optimization solutions.

Revenue derived in the U.S. and internationally during the periods presented was as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021	% Change	% Change at Constant Currency
U.S.	$481,007	$463,180	3.8%	3.8%
International	422,640	379,528	11.4	16.1
Total revenue	$903,647	$842,708	7.2%	9.3%

For the three-month period ended March 31, 2022, approximately 46.8% of our revenue was derived from our operations located outside the U.S., compared to 45.0% for the three-month period ended March 31, 2021. We have seen strong revenue growth across all our international regions, particularly in the Asia Pacific region. No single country outside the U.S. accounted for 10% or more of revenue during either of these periods. Changes in foreign currency exchange rates impacted our revenue by a unfavorable $17.7 million during the three-month period ended March 31, 2022, as compared to the same period in 2021. We expect to continue to be impacted by the significant strengthening of the U.S. dollar in 2022.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2022	2021	% Change
Bandwidth fees	$51,082	$53,230	(4.0)%
Co-location fees	48,498	42,543	14.0
Network build-out and supporting services	42,919	36,434	17.8
Payroll and related costs	74,481	68,249	9.1
Acquisition-related costs	175	—	100.0
Stock-based compensation, including amortization of prior capitalized amounts	13,458	14,329	(6.1)
Depreciation of network equipment	61,386	51,896	18.3
Amortization of internal-use software	40,753	40,006	1.9
Total cost of revenue	$332,752	$306,687	8.5%
As a percentage of revenue	36.8%	36.4%

The increase in cost of revenue for the three-month period ended March 31, 2022, as compared to the same period in 2021, was primarily due to increased investment in our network to support current and anticipated future traffic growth, which resulted in higher depreciation costs of our network equipment, increases in payroll and related costs, increases to amounts paid for network build-out and supporting services and increases to expenses related to our co-location facilities.

During the remainder of 2022, we anticipate cost of revenues to increase, in particular amortization of internal-use software, depreciation of network equipment and payroll and related costs, due to continued investments in our network, as well as our recent acquisitions. We plan to continue to focus our efforts on managing our operating margins, including continuing to manage our bandwidth, co-location and network build-out costs.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2022	2021	% Change
Payroll and related costs	$122,248	$113,420	7.8%
Stock-based compensation	20,232	18,369	10.1
Capitalized salaries and related costs	(48,670)	(52,491)	(7.3)
Acquisition-related costs	76	—	100.0
Other expenses	6,049	2,747	120.2
Total research and development	$99,935	$82,045	21.8%
As a percentage of revenue	11.1%	9.7%

The increase in research and development expenses during the three-month period ended March 31, 2022, as compared to the same period in 2021, was due to increased payroll and related costs, including stock-based compensation, primarily due to headcount growth to support our strategic initiatives and from our recent acquisitions. This increase was also impacted by an increase in other expenses which was mainly related to increased computer services.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three-month periods ended March 31, 2022 and 2021, we capitalized $7.2 million and $8.7 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, which is generally two years, but can be up to seven years based on the software developed and its expected useful life.

We expect research and development costs to increase in the remainder of 2022 to support our innovation initiatives and incremental headcount due to hiring for our strategic investments and our employees acquired through our recent acquisitions.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2022	2021	% Change
Payroll and related costs	$94,861	$93,559	1.4%
Stock-based compensation	12,326	12,478	(1.2)
Marketing programs and related costs	11,558	8,450	36.8
Acquisition-related costs	76	—	100.0
Other expenses	3,898	1,867	108.8
Total sales and marketing	$122,719	$116,354	5.5%
As a percentage of revenue	13.6%	13.8%

The increase in sales and marketing expenses during the three-month period ended March 31, 2022, as compared to the same period in 2021, was due to increased marketing programs and related costs due to increased marketing and advertising spend in anticipation for upcoming events.

We expect sales and marketing costs to increase in the remainder of 2022. However, we plan to continue to carefully manage costs in an effort to manage our operating margins and to refine and optimize our go-to-market efforts.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2022	2021	% Change
Payroll and related costs	$53,317	$56,450	(5.6)%
Stock-based compensation	17,436	16,362	6.6
Depreciation and amortization	19,678	20,909	(5.9)
Facilities-related costs	26,579	24,347	9.2
Provision (benefit) for doubtful accounts	1,288	(260)	595.4
Acquisition-related costs	10,616	64	16,487.5
Other expenses	24,348	18,843	29.2
Total general and administrative	$153,262	$136,715	12.1%
As a percentage of revenue	17.0%	16.2%

The increase in general and administrative expenses for the three-month period ended March 31, 2022, as compared to the same period in 2021, was primarily due to acquisition-related costs from our acquisition of Linode and other expenses due to an increase in professional service fees.

General and administrative expenses for the three-month periods ended March 31, 2022 and 2021 are broken out by category as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021	% Change
Global functions	$56,131	$55,799	0.6%
As a percentage of revenue	6.2%	6.6%
Infrastructure	85,199	81,109	5.0
As a percentage of revenue	9.4%	9.6%
Other	11,932	(193)	6,282.4
Total general and administrative	$153,262	$136,715	12.1%
As a percentage of revenue	17.0%	16.2%

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

During the remainder of 2022, we expect payroll and related costs of our general and administrative functions to increase as compared to 2021 as a result of headcount growth to support the operations of the business, but we plan to continue to carefully manage costs in an effort to manage our operating margins.

Amortization of Acquired Intangible Assets

	For the Three Months Ended March 31,
(in thousands)	2022	2021	% Change
Amortization of acquired intangible assets	$13,644	$11,427	19.4%
As a percentage of revenue	1.5%	1.4%

The increase in amortization of acquired intangible assets for the three-month period ended March 31, 2022, as compared to the same period in 2021, was the result of amortization of assets related to our recent acquisitions. Based on our intangible assets at March 31, 2022, we expect amortization of acquired intangible assets to be $50.4 million for the remainder of 2022, and $61.3 million, $65.8 million, $66.2 million and $59.9 million for 2023, 2024, 2025 and 2026, respectively.

Restructuring Charge

	For the Three Months Ended March 31,
(in thousands)	2022	2021	% Change
Restructuring charge	$8,016	$7,116	12.6%
As a percentage of revenue	0.9%	0.8%

The restructuring charge for the three-month period ended March 31, 2022 was primarily related to software impairment charges related to the suspension of Global Open Network, Inc., or GO-NET. See Note 8 to the condensed consolidated financial statements for additional information. We do not expect to incur any material additional restructuring charges related to these actions.

The restructuring charge for the three-month period ended March 31, 2021 was primarily the result of management actions initiated in late 2020 to better position us to become more agile in delivering our solutions. The restructuring charge for this 2020 action predominately consists of certain severance and related benefits. We do not expect to incur any material additional restructuring charges related to these actions.

Non-Operating (Expense) Income

	For the Three Months Ended March 31,
(in thousands)	2022	2021	% Change
Interest and marketable securities (loss) income, net	$(211)	$4,578	(104.6)%
As a percentage of revenue	—%	0.5%
Interest expense	$(2,695)	$(17,834)	(84.9)%
As a percentage of revenue	(0.3)%	(2.1)%
Other expense, net	$(9,565)	$(817)	1,070.7%
As a percentage of revenue	(1.1)%	(0.1)%

Interest and marketable securities (loss) income, net consists of interest earned on invested cash balances, marketable securities and income and losses on mutual funds that are associated with our employee non-qualified deferred compensation plan. The decrease for the three-month period ended March 31, 2022, as compared to the same period in 2021, was due to increased losses associated with the non-qualified deferred compensation plan, which was partially offset by interest earned on invested cash balances and marketable securities.

Interest expense is related to our debt transactions, which are described in Note 7 to the condensed consolidated financial statements. The decrease in interest expense for the three-month period ended March 31, 2022, as compared to the same period in 2021, was primarily the result of the adoption of the new guidance for accounting for convertible senior notes on January 1, 2022 which resulted in the elimination of the amortization of debt discounts.

Other expense, net primarily represents net foreign exchange gains and losses mainly due to foreign exchange rate fluctuations on intercompany transactions and other non-operating expense and income items. The three-month period ended March 31, 2022, as compared to the same period in 2021, includes a $8.9 million impairment from an equity investment in 2022, partially offset by a favorable impact of changes in foreign currency exchange rates.

Provision for Income Taxes

	For the Three Months Ended March 31,
(in thousands)	2022	2021	% Change
Provision for income taxes	$(34,050)	$(11,898)	186.2%
As a percentage of revenue	(3.8)%	(1.4)%
Effective income tax rate	(21.2)%	(7.1)%

For the three-month period ended March 31, 2022, as compared to the same period in 2021, our provision for income taxes increased due to an increase in the tax on global intangible low taxed income, an intercompany sale of intellectual property and a decrease in foreign income taxed at lower rates. These amounts were partially offset by equity method earnings and a decrease in profitability.

For the three-month period ended March 31, 2022, our effective income tax rate was higher than the federal statutory tax rate due to an intercompany sale of intellectual property, tax on global intangible low taxed income and non-deductible stock based compensation. These amounts were partially offset by foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation and the benefit of U.S. federal, state and foreign research and development credits.

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

Loss from Equity Method Investment

	For the Three Months Ended March 31,
(in thousands)	2022	2021	% Change
Loss from equity method investment	$(7,635)	$(698)	993.8%
As a percentage of revenue	(0.8)%	(0.1)%

The amounts reflected in loss from equity method investment relate to recognition of our share of losses from our investment with Mitsubishi UFJ Financial Group in a joint venture, GO-NET. GO-NET intended to operate a blockchain-based online payment network. In February 2022, MUFG, the majority owner of GO-NET, announced it was preparing to suspend the operations of GO-NET and to ultimately liquidate it. The increase in the loss from equity method investments during the three-month period ended March 31, 2022 is the result of our impairment of our investment in GO-NET since the operations are planning to wind down and no longer generate future income. We do not expect additional material impacts related to this investment.

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

•Acquisition-related costs – Acquisition-related costs include transaction fees, advisory fees, due diligence costs and other direct costs associated with strategic activities, as well as certain additional compensation costs payable to employees acquired from the Linode acquisition if employed for a certain period of time. The additional compensation cost was initiated by and determined by the seller and is in addition to normal levels of compensation, including retention programs, offered by Akamai. Acquisition-related costs are impacted by the timing and size of the acquisitions, and we exclude acquisition-related costs from our non-GAAP financial measures to provide a useful comparison of operating results to prior periods and to peer companies because such amounts vary significantly based on the magnitude of our acquisition transactions and do not reflect our core operations.

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

•Amortization of debt discount and issuance costs and amortization of capitalized interest expense – In August 2019, we issued $1,150 million of convertible senior notes due 2027 with a coupon interest rate of 0.375%. In May 2018, we issued $1,150 million of convertible senior notes due 2025 with a coupon interest rate of 0.125%. The imputed interest rates of these convertible senior notes were 3.10% and 4.26%, respectively. This is a result of the debt discounts recorded for the conversion features that, prior to January 1, 2022, were required to be separately accounted for as equity under GAAP, thereby reducing the carrying values of the convertible debt instruments. The debt discounts were amortized as interest expense. On January 1, 2022, we adopted the new guidance for accounting for convertible instruments, which eliminated separate accounting for the equity portion, and thus the amortization of the debt discount that was recorded as interest expense. Prior to January 1, 2022, we excluded this non-cash interest expense from our non-GAAP results because it was not representative of ongoing operating performance. After January 1, 2022, this interest expense is no longer included in or excluded from GAAP or non-GAAP results. Additionally, the issuance costs of the convertible senior notes are amortized as interest expense and are also excluded from our non-GAAP results because management believes the non-cash amortization expense is not representative of ongoing operating performance.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Income from operations	$173,319	$182,364
Amortization of acquired intangible assets	13,644	11,427
Stock-based compensation	56,227	54,305
Amortization of capitalized stock-based compensation and capitalized interest expense	7,947	8,598
Restructuring charge	8,016	7,116
Acquisition-related costs	10,943	64
Non-GAAP income from operations	$270,096	$263,874

GAAP operating margin	19%	22%
Non-GAAP operating margin	30%	31%

The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Net income	$119,163	$155,695
Amortization of acquired intangible assets	13,644	11,427
Stock-based compensation	56,227	54,305
Amortization of capitalized stock-based compensation and capitalized interest expense	7,947	8,598
Restructuring charge	8,016	7,116
Acquisition-related costs	10,943	64
Amortization of debt discount and issuance costs	1,119	16,257
Loss on investments	8,901	—
Loss from equity method investment	7,635	698
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(8,800)	(26,346)
Non-GAAP net income	$224,795	$227,814

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended March 31,
	2022	2021
GAAP net income per diluted share	$0.73	$0.94
Amortization of acquired intangible assets	0.08	0.07
Stock-based compensation	0.34	0.33
Amortization of capitalized stock-based compensation and capitalized interest expense	0.05	0.05
Restructuring charge	0.05	0.04
Acquisition-related costs	0.07	—
Amortization of debt discount and issuance costs	0.01	0.10
Loss on investments	0.05	—
Loss from equity method investment	0.05	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.05)	(0.16)
Adjustment for shares(1)	0.02	0.01
Non-GAAP net income per diluted share (2)	$1.39	$1.38

Shares used in GAAP per diluted share calculations	163,637	165,688
Impact of benefit from note hedge transactions(1)	(1,822)	(954)
Shares used in non-GAAP per diluted share calculations(1)	161,815	164,734

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

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Net income	$119,163	$155,695
Interest and marketable securities (loss) income, net	211	(4,578)
Provision for income taxes	34,050	11,898
Depreciation and amortization	121,188	111,484
Amortization of capitalized stock-based compensation and capitalized interest expense	7,947	8,598
Amortization of acquired intangible assets	13,644	11,427
Stock-based compensation	56,227	54,305
Restructuring charge	8,016	7,116
Acquisition-related costs	10,943	64
Interest expense	2,695	17,834
Loss on investments	8,901	—
Loss from equity method investment	7,635	698
Other expense, net	664	817
Adjusted EBITDA	$391,284	$375,358

Net income margin	13%	18%
Adjusted EBITDA margin	43%	45%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of March 31, 2022, our cash, cash equivalents and marketable securities, which consisted of corporate bonds and U.S. government agency obligations, totaled $1.3 billion. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy is also designed to limit the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of March 31, 2022, we had cash and cash equivalents of $264.9 million held in accounts outside the U.S. The TCJA establishes a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact. As a result, our liquidity is not expected to be materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Net income	$119,163	$155,695
Non-cash reconciling items included in net income	215,496	205,023
Changes in operating assets and liabilities	(112,208)	(110,925)
Net cash provided by operating activities	$222,451	$249,793

The decrease in cash provided by operating activities for the three-month period ended March 31, 2022, as compared to the same period in 2021, was primarily due to timing of income tax payments.

Cash Used in Investing Activities

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Cash paid for acquisitions, net of cash acquired	$(872,099)	$(15,638)
Purchases of property and equipment and capitalization of internal-use software development costs	(131,359)	(164,719)
Net marketable securities activity	691,802	143,870
Other investing activity	(5,242)	179
Net cash used in investing activities	$(316,898)	$(36,308)

The increase in cash used in investing activities during the three-month period ended March 31, 2022, as compared to the same period in 2021, was driven by cash paid for the acquisition of Linode, offset by an increase in net marketable securities activities in anticipation of needing to fund our acquisition of Linode, partially in March 2022.

Cash Used in Financing Activities

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Proceeds from borrowings under revolving credit facility	$75,000	$—
Activity related to stock-based compensation	(32,878)	(42,536)
Repurchases of common stock	(102,853)	(58,241)
Other financing activities	(104)	—
Net cash used in financing activities	$(60,835)	$(100,777)

The decrease in cash used in financing activities during the three-month period ended March 31, 2022, as compared to the same period in 2021, was primarily the result of borrowings under the revolving credit facility, which was partially offset by increases in share repurchases. Effective January 2022, our board of directors authorized a new $1.8 billion share repurchase program through December 31, 2024. As of March 31, 2022, $1.7 billion remained available for future share repurchases under the prior authorization. Our goal for the share repurchase program is to offset the dilution created by our employee equity compensation programs over time and provide the flexibility to return capital to shareholders as business and market conditions warrant, while still preserving our ability to pursue other strategic opportunities.

During the three-month period ended March 31, 2022, we repurchased 0.9 million shares of common stock at a weighted average price of $111.25 per share for an aggregate of $102.9 million. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. In March 2022, we borrowed $75.0 million under the Credit Agreement, and as of March 31, 2022, $75.0 million remains outstanding. We plan to repay amounts outstanding in less than 12 months.

Liquidity Outlook

Based on our present business plan, we expect our current cash, cash equivalents and marketable securities balances and our forecasted cash flows from operations to be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating costs, include our expected capital expenditures, investments in information technology, other strategic acquisitions, anticipated share repurchases, lease and purchase commitments, repayment of amounts outstanding under our Credit Agreement and settlements of other long-term liabilities.

Contractual Obligations

Our principal commitments consist of service agreements with various vendors for bandwidth usage, obligations under leases with co-location facilities for data center capacity, obligations under leases for office space and open vendor purchase orders. Our minimum commitments related to bandwidth usage and co-location leases may vary from period to period depending on the timing and length of contract renewals with our vendors. As of March 31, 2022, there have been no significant changes in our future non-cancelable minimum payments under these commitments from those reported in our annual report on Form 10-K for the year ended December 31, 2021, other than normal period-to-period variations.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 13 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2021 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended March 31, 2022 was determined to be immaterial.

As of March 31, 2022, we did not have any additional material off-balance sheet arrangements.

Significant Accounting Policies and Estimates

See Note 2 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our significant accounting policies and estimates from those reported in our annual report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    Our portfolio of cash equivalents and short- and long-term investments is maintained in a variety of securities, including U.S. government agency obligations and high-quality corporate debt securities. The majority of our investments are classified as available-for-sale securities and carried at fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes. If market interest rates were to increase by 100 basis points from March 31, 2022 levels, the fair value of our available-for-sale portfolio would decline by approximately $13.8 million.

In August 2019, we issued $1,150.0 million aggregate principal amount of 0.375% convertible senior notes due 2027. In May 2018, we issued $1,150.0 million aggregate principal amount of 0.125% convertible senior notes due 2025. These notes have a fixed annual interest rate, so they do not give rise to financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the notes at face value less an unamortized discount on our consolidated balance sheet, and we present the fair value for required disclosure purposes only.

In March 2022, we borrowed $75.0 million under our Credit Agreement, which has a variable rate of interest. A hypothetical 100 basis point increase in interest rates would increase interest expense on this borrowing by an insignificant amount for the three months ended March 31, 2022.

Foreign Currency Risk

Growth in our international operations will incrementally increase our exposure to foreign currency fluctuations as well as other risks typical of international operations that could impact our business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Due to the strengthening U.S. dollar, our revenue results have been negatively impacted and we expect them to continue to be negatively impacted during the remainder of 2022. The strengthening U.S. dollar has the opposite effect on expenses that are denominated in foreign currencies, but only partially offsets the impact to our revenue. A hypothetical 10% strengthening or weakening in the value of the U.S. dollar relative to the foreign currencies in which our revenues and expenses are denominated would not result in a material impact to our results of operations on a net basis.

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our condensed consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our condensed consolidated statements of income within other expense, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the three months ended March 31, 2022. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of March 31, 2022 and December 31, 2021, there was one customer with an accounts receivable balance greater than 10% of our accounts receivable. We believe that at March 31, 2022, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The revenue growth rate we have enjoyed in recent years may not continue in future periods and could decline, which could negatively impact our profitability and stock price. Our revenue depends on the amount of services we deliver, continued growth in demand for our delivery, compute and security solutions and our ability to maintain the prices we charge for them. In particular, varying levels of amount of traffic on our network can have a more significant impact on our short term revenue growth rate.

We experienced a significant increase in revenue from our delivery solutions in 2020 due in large part to greater consumption of online media and games during the onset of the COVID-19 pandemic and associated stay-at-home orders across the globe. In 2021 and the first quarter of 2022, our revenue growth from delivery solutions declined as stay-at-home orders were lifted. Numerous factors impact our revenue, traffic and sales growth including:

•our ability to build on recurring revenue commitments for our security and performance offerings;
•our ability to develop new products;
•factors that influence traffic growth, such as the pace of introduction of over-the-top video delivery initiatives by our customers and the imposition or lifting of restrictions related to the COVID-19 pandemic;
•the popularity of our customers’ streaming offerings as compared to those offered by companies that do not use our solutions;
•variation in the popularity of online gaming;
•media and other customers utilizing their own data centers and implementing delivery approaches that limit or eliminate reliance on third-party providers like us;
•the adoption of permanent hybrid or work from home policies by employees; and
•general macro-economic, regulatory and geopolitical conditions and industry pressures.

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

We are dependent upon the overall economic health of our current and prospective customers and the continued growth and evolution of information technology. We have experienced revenue declines in recent quarters from our delivery-based solutions for portions of our business and expect this trend to continue because of increasing pricing pressure due to competition and fluctuations in traffic growth rates. For example, approximately 1% of our revenue has been generated from traffic we serve into Russia, Belarus and Ukraine, and we have experienced a decline in revenue related to the war in Ukraine due to a decrease in traffic in these countries since the war began. In addition, in 2021 and the first quarter of 2022, some of our customers continued to experience disruptions to their businesses following the emergence of COVID-19 variants. These disruptions or changes in international, national, regional and local economic conditions, such as inflation, increasing energy prices, supply constraints, increasing interest rates, foreign currency exchange rate fluctuations, securities market and monetary supply fluctuations, recessionary economic cycles, protracted economic slowdowns or any deterioration in the economy could adversely affect our business. Any of these circumstances would negatively impact our revenues.

Our ability to increase our overall revenue also depends on many other factors including how well we can:

•retain existing customers, including by maintaining the levels of existing services they buy and by delivering consistent and quality performance levels;
•upsell new solutions to existing customers;
•expand our customer base;
•develop and sell innovative and appealing new solutions;
•continue to expand our sales internationally;
•successfully integrate our recent acquisitions into our business;
•address potential commoditization of our delivery-based solutions, which can lead to lower prices and loss of customers to competitors;
•counteract multi-vendor policies that could cause customers to reduce their reliance on us;
•handle other competitive threats to our business;
•adapt to changes in our customer contracting models from a committed revenue structure to a "pay-as-you-go" approach, which would make it easier for customers to stop doing business with us, or from traditional overage billing models to ones that do not incorporate surcharges for usage above committed levels; and
•manage the impact of changes in general economic conditions, geopolitical conditions and industry pressures, public health issues, natural disasters and public unrest on our ability to sell, market and provide our solutions.

If we are unable to increase revenues, our profitability and stock price could suffer.

Failure to control expenses could reduce our profitability, which would negatively impact our stock price.

Maintaining or improving our profitability depends both on our ability to increase our revenue, even with the potential challenges discussed above, and limit our expenses. We base our decisions about expense levels and investments on estimates of our future revenue and future anticipated rates of growth; however, many of our expenses are fixed costs for a certain amount of time so it may not be possible to reduce costs in a timely manner or without incurring fees to exit certain obligations early. In addition, we have seen our costs increase and our costs may continue to increase due to rising inflation, interest rates, supply chain disruptions or other market conditions. For example, we have experienced rising energy costs in areas in which we operate, particularly in Europe. If we are unable to increase revenue through traffic growth, growth of sales of our products and services or otherwise and limit expenses, our results of operations will suffer. If we are required to significantly reduce expenses to maintain or improve profitability, such actions may negatively affect our ability to invest in our business for innovation, systems improvements and other initiatives.

If we do not develop or acquire new solutions that are attractive to our customers, our revenue and operating results could be adversely affected.

Innovation is important to our future success. In particular, as security solutions have become, and are expected to continue to be, an increasingly important part of our business, we must be particularly adept at developing new security services that meet the constantly-changing threat landscape. In addition, we must continue to develop compute and compute-to-edge solutions that meet the needs of professional users and enterprises looking to increase the utility of the internet for their business. The process of developing new solutions is complex, lengthy and uncertain; we must commit significant resources to developing new services or features without knowing whether our investments will result in solutions the market will accept, and we may choose to invest in business areas for which a viable market for our products does not ultimately develop. We have also experienced, and may in the future experience, delays in developing and releasing new products and product enhancements. This could cause our expenses to grow more rapidly than our revenue.

Trying to innovate through acquisition can be costly and with uncertain prospects for success; we may find that attractive acquisition targets are too expensive for us to pursue which could cause us to pursue more time-consuming internal development.

With the recent acquisition of Linode, we are focused on investing in our suite of compute products to expand our customer base, global presence and technological capabilities in this area. Success in these efforts will largely depend on our ability to create products that are competitive in the enterprise market and manage an uncertain supply chain for server related hardware. Failure to develop, on a cost-effective basis, innovative new or enhanced solutions that are attractive to customers and profitable to us could have a material detrimental effect on our business, results of operations, financial condition and cash flows.

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

Many of our current and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, broader product portfolios, longer operating histories, greater brand recognition and more established relationships in the industry than we do. As a result, some of these competitors may be able to:

•develop superior products or services;
•leverage better name recognition, particularly in the security and compute markets;
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

We regularly face attempts to gain unauthorized access or deliver malicious software to the Akamai Intelligent Edge Platform and our internal IT systems, with the goal of stealing proprietary information related to our business, products, employees and customers; disrupting our systems and services or those of our customers or others; or demanding ransom to return control of such systems and services. These attempts take a variety of forms, including Distributed Denial of Service attacks, infrastructure attacks, botnets, malicious file uploads, application abuse, credential abuse, ransomware, bugs, viruses, worms and malicious software programs. There could be attempts to infiltrate our systems through our supply chain and contractors. Malicious actors are known to attempt to fraudulently induce employees and suppliers to disclose sensitive information through illegal electronic spamming, phishing or other tactics. Other parties may attempt to gain unauthorized physical access to our facilities in order to infiltrate our internal-use information systems. Furthermore, nation state attacks against us or our customers may intensify during periods of heightened geopolitical tensions or armed conflict, such as the ongoing war in Ukraine. While we have taken and continue to take actions to mitigate against attacks by state actors and others, we may not be able to anticipate the techniques used in such attacks, as they change frequently and may not be recognized until launched. To date, cyber threats and other attacks have not resulted in any material adverse impact to our business or operations, but such threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them.

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

Any actual, alleged or perceived breach of network security in our systems or networks, or any other actual, alleged or perceived data security incident we, our customers or our third-party suppliers suffer, can result in damage to our reputation; negative publicity; loss of channel partners, customers and sales; loss of competitive advantages; increased costs to remedy any problems and otherwise respond to any incident; regulatory investigations and enforcement actions; costly litigation; and other liabilities. With the recent acquisition of Linode, we are adapting procedures for mitigating harms that may arise from abuse of our compute products. If we fail to mitigate these or if there is a significant cybersecurity event using our compute products, it could result in loss of customers and reputational damage. In addition, we may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security breaches and other security incidents, as well as the costs to comply with any notification obligations resulting from any security incidents. Any of these negative outcomes could adversely impact the market perception of our solutions and customer and investor confidence in our company and otherwise seriously harm our business and operating results.

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

A significant portion of our employee increases, customer additions and revenue growth in recent quarters has been attributable to revenue gains outside the U.S. Our operations in foreign countries subject us to risks that may increase our costs, impact our financial results, disrupt our operations or make our operations less efficient and require significant management attention. These risks include:

•foreign exchange rate risks;

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
•managing the costs and processes necessary to comply with export control, sanctions, such as the sanctions imposed in connection with the Russian invasion of Ukraine, anti-corruption, data protection and competition laws and regulations or other regulatory or contractual limitations on our ability to sell or develop our products and services in certain foreign markets;
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

We are subject to laws and regulations worldwide that differ among jurisdictions, affecting our operations in areas such as intellectual property ownership and infringement; tax; anti-corruption; internet and technology regulations; foreign exchange controls and cash repatriation; data privacy; competition; consumer protection; and employment. Compliance with such requirements can be onerous and expensive and may otherwise impact our business operations negatively. Although we have policies, controls, and procedures designed to help ensure compliance with applicable laws, there can be no assurance that our employees, contractors, suppliers or agents will not violate such laws or our policies. Violations of these laws and regulations can result in fines; criminal sanctions against us, our officers or our employees; prohibitions on the conduct of our business; and damage to our reputation. See also the risk factor captioned Other regulatory developments could negatively impact our business below.

Our business strategy depends on the ability to source adequate transmission capacity, co-location facilities and the equipment we need to operate our network; failure to have access to those resources could lead to loss of revenue and service disruptions.

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

The Akamai Intelligent Edge Platform relies on hardware equipment, including hundreds of thousands of servers deployed around the world. Global supply chain constraints in the wake of the COVID-19 pandemic continue to increase lead times for equipment components, which adds risk to our ability to flex to meet future business needs and expand our global compute presence. Disruptions in our supply chain could prevent us from purchasing needed equipment at attractive prices or at all. For example, from time to time, it has been, and may continue to be, more difficult to purchase equipment that is manufactured in areas that face disruptions to operations due to unrest or other political activity, public health issues (such as the ongoing COVID-19 pandemic), safety issues, natural disasters or general economic conditions. Failure to have adequate equipment, including server equipment, could harm the quality of our services, which could lead to the loss of customers and revenue.

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
•acquisition of IT systems that expose us to cybersecurity risks and additional costs to remedy such risks;
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

Due to the ongoing COVID-19 pandemic, nearly all of our employees worldwide have been working remotely since the first quarter of 2020. As of May 2022, all of our offices are open for employees who would prefer to work from one of our offices. We rolled out our FlexBase program in May 2022, which allows the more than 90% of our workforce designated as flexible to choose whether they want to work from an Akamai office or their home office. Although we believe a flexible working policy will help us attract and retain talent, the long-term continuation of pandemic-based restrictions and implementation of our FlexBase program could, among other things, negatively impact employee morale and productivity, inhibit our ability to hire and train new employees and impede our ability to support customers at the levels they expect. In addition, certain security systems in homes or other remote workplaces may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Members of our workforce who access company data and systems remotely may not have access to technology that is as robust as that in our offices, which could cause the networks, information systems, applications and other tools available to those remote workers to be more limited or less reliable than in our offices. We may also be exposed to risks associated with the locations of remote workers, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing members of our workforce to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. If we are unable to effectively transition to a hybrid workforce, manage the cybersecurity and other risks of remote work, and maintain our corporate culture and workforce morale, our business could be harmed or otherwise negatively impacted.

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

Our sales to government clients subject us to risks, including early termination, audits, investigations, sanctions and penalties.

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

Our ability to leverage the data generated by our global security and delivery networks is important to the value of many of the solutions we offer, our operational efficiency and future product development opportunities. Our ability to use data in this way may be constrained by regulatory developments. Compliance with applicable laws and regulations regarding personal data may require changes in services, business practices or internal systems that result in increased costs, lower revenue, reduced efficiency or greater difficulty in competing with other firms. Compliance with data regulations might limit our ability to innovate or offer certain features and functionality in some jurisdictions where we operate. Failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged non-compliant activity, as well as negative publicity and diversion of management time and effort.

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
•general economic conditions and other macro-economic factors, such as inflationary pressures, increasing interest rates and overall market volatility;
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

As of the date of this report, we had total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2025, and we had total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2027. We also entered into a credit facility in May 2018 that provides for an initial $500.0 million in revolving loans; under specified circumstances, we would be able to borrow an additional $500.0 million thereunder. As of March 31, 2022, $75.0 million of borrowings was outstanding under the credit facility. Our ability to repay any amounts we borrow under our credit facility, refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the applicable indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through future borrowing under the credit facility or the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. If we do not have sufficient cash upon conversion of the notes or to repurchase the notes following a fundamental change, we would be in default under the terms of the notes, which could seriously harm our business. Although the terms of our credit facility include certain financial ratios that potentially limit our future indebtedness, the terms of the notes do not. If we incur significantly more debt, this could intensify the risks described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the first quarter of 2022 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
January 1, 2022 – January 31, 2022	261,013	$113.34	261,013	$1,770,417
February 1, 2022 – February 28, 2022	309,475	108.85	309,475	1,736,731
March 1, 2022 – March 31, 2022	354,004	111.82	354,004	1,697,147
Total	924,492	$111.25	924,492

(1)Information is based on settlement dates of repurchase transactions.
(2)Consists of shares of our common stock, par value $0.01 per share.
(3)Includes commissions paid.
(4)Effective January 1, 2022, our board of directors authorized a $1.8 billion share repurchase program through December 31, 2024.

Item 6. Exhibits

Exhibit 10.1	Form of Change in Control Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2022)

Exhibit 10.2
Linode Limited Liability Company 2022 RSU Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 21, 2022)

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

May 9, 2022	By:	/s/ Edward McGowan
Edward McGowan
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)