Form 10-Q
period 2022-06-30
AKAMAI TECHNOLOGIES INC
filed 2022-08-09
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of August 5, 2022: 158,957,143

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data) (unaudited)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$426,710	$536,725
Marketable securities	263,979	541,470
Accounts receivable, net of reserves of $2,012 and $1,397 at June 30, 2022, and December 31, 2021, respectively	668,425	675,926
Prepaid expenses and other current assets	207,043	166,313
Total current assets	1,566,157	1,920,434
Marketable securities	640,668	1,088,048
Property and equipment, net	1,541,875	1,534,329
Operating lease right-of-use assets	797,313	815,754
Acquired intangible assets, net	476,707	313,225
Goodwill	2,763,828	2,156,254
Deferred income tax assets	292,817	168,342
Other assets	131,689	142,287
Total assets	$8,211,054	$8,138,673

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(in thousands, except share data) (unaudited)	June 30, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$131,649	$109,928
Accrued expenses	306,402	411,590
Deferred revenue	111,771	86,517
Revolving credit facility	75,000	—
Operating lease liabilities	186,945	175,683
Other current liabilities	5,317	6,623
Total current liabilities	817,084	790,341
Deferred revenue	25,448	25,342
Deferred income tax liabilities	39,367	40,974
Convertible senior notes	2,283,037	1,976,167
Operating lease liabilities	679,031	707,087
Other liabilities	86,609	68,748
Total liabilities	3,930,576	3,608,659
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 162,029,136 shares issued and 159,469,828 shares outstanding at June 30, 2022, and 160,512,111 shares issued and outstanding at December 31, 2021	1,620	1,605
Additional paid-in capital	3,054,200	3,340,822
Accumulated other comprehensive loss	(143,079)	(69,105)
Treasury stock, at cost, 2,559,308 shares at June 30, 2022, and no shares at December 31, 2021	(267,642)	—
Retained earnings	1,635,379	1,256,692
Total stockholders’ equity	4,280,478	4,530,014
Total liabilities and stockholders’ equity	$8,211,054	$8,138,673

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data) (unaudited)	2022	2021	2022	2021
Revenue	$903,332	$852,824	$1,806,979	$1,695,532
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	346,649	320,000	679,401	626,687
Research and development	92,070	77,255	192,005	159,300
Sales and marketing	126,665	111,894	249,384	228,248
General and administrative	141,219	134,295	294,481	271,010
Amortization of acquired intangible assets	16,972	12,060	30,616	23,487
Restructuring charge (benefit)	4,715	(2,114)	12,731	5,002
Total costs and operating expenses	728,290	653,390	1,458,618	1,313,734
Income from operations	175,042	199,434	348,361	381,798
Interest and marketable securities (loss) income, net	(2,331)	4,736	(2,542)	9,314
Interest expense	(2,932)	(18,037)	(5,627)	(35,871)
Other income (expense), net	816	(811)	(8,749)	(1,628)
Income before provision for income taxes	170,595	185,322	331,443	353,613
Provision for income taxes	(51,058)	(18,009)	(85,108)	(29,907)
Loss from equity method investment	—	(10,816)	(7,635)	(11,514)
Net income	$119,537	$156,497	$238,700	$312,192
Net income per share:
Basic	$0.75	$0.96	$1.49	$1.91
Diluted	$0.74	$0.94	$1.47	$1.88
Shares used in per share calculations:
Basic	160,038	163,074	160,266	163,067
Diluted	161,710	166,263	162,674	165,976

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands) (unaudited)	2022	2021	2022	2021
Net income	$119,537	$156,497	$238,700	$312,192
Other comprehensive (loss) income:
Foreign currency translation adjustments	(49,278)	16,981	(47,242)	(7,284)
Change in unrealized loss on investments, net of income tax benefit of $567, $410, $5,515 and $1,347 for the three and six months ended June 30, 2022 and 2021, respectively	(5,190)	(1,191)	(26,732)	(4,072)
Other comprehensive (loss) income	(54,468)	15,790	(73,974)	(11,356)
Comprehensive income	$65,069	$172,287	$164,726	$300,836

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(in thousands) (unaudited)	2022	2021
Cash flows from operating activities:
Net income	$238,700	$312,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	293,199	269,186
Stock-based compensation	108,109	104,786
(Benefit) provision for deferred income taxes	(43,464)	7,225
Amortization of debt discount and issuance costs	2,210	32,717
Loss on investments	15,895	11,514
Other non-cash reconciling items, net	22,643	2,140
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,947)	(4,404)
Prepaid expenses and other current assets	(38,132)	(10,849)
Accounts payable and accrued expenses	(59,975)	(83,059)
Deferred revenue	26,178	18,094
Other current liabilities	(5,901)	(16,230)
Other non-current assets and liabilities	8,367	(15,386)
Net cash provided by operating activities	563,882	627,926
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(872,099)	(15,638)
Purchases of property and equipment	(125,220)	(194,453)
Capitalization of internal-use software development costs	(124,306)	(124,835)
Purchases of short- and long-term marketable securities	—	(382,236)
Proceeds from sales of short- and long-term marketable securities	573,274	7,596
Proceeds from maturities and redemptions of short- and long-term marketable securities	120,433	513,850
Other, net	(4,206)	(212)
Net cash used in investing activities	(432,124)	(195,928)
Cash flows from financing activities:
Net proceeds from borrowings and repayments under revolving credit facility	75,000	—
Proceeds related to the issuance of common stock under stock plans	29,145	31,122
Employee taxes paid related to net share settlement of stock-based awards	(63,142)	(76,260)
Repurchases of common stock	(267,642)	(154,416)
Other, net	(104)	(67)
Net cash used in financing activities	(226,743)	(199,621)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(15,260)	(4,148)
Net (decrease) increase in cash, cash equivalents and restricted cash	(110,245)	228,229
Cash, cash equivalents and restricted cash at beginning of period	537,751	353,466
Cash, cash equivalents and restricted cash at end of period	$427,506	$581,695

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Six Months Ended June 30,
(in thousands) (unaudited)	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds received of $2,061 and $6,550 for the six months ended June 30, 2022 and 2021, respectively	$113,082	$56,995
Cash paid for interest expense	2,875	2,875
Cash paid for operating lease liabilities	111,601	117,632
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	78,189	131,962
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	39,075	43,520
Capitalization of stock-based compensation	16,180	19,524

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$426,710	$581,068
Restricted cash	796	627
Cash, cash equivalents and restricted cash	$427,506	$581,695

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended June 30, 2022
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2022	160,535,769	$1,615	$2,974,529	$(88,611)	$(102,853)	$1,515,842	$4,300,522
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	233,231	2	(9,891)				(9,889)
Issuance of common stock under employee stock purchase plan	335,644	3	29,305				29,308
Stock-based compensation			60,257				60,257
Repurchases of common stock	(1,634,816)				(164,789)		(164,789)
Net income						119,537	119,537
Foreign currency translation adjustment				(49,278)			(49,278)
Change in unrealized loss on investments, net of tax				(5,190)			(5,190)
Balance at June 30, 2022	159,469,828	$1,620	$3,054,200	$(143,079)	$(267,642)	$1,635,379	$4,280,478

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Three Months Ended June 30, 2021
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2021	163,245,941	$1,638	$3,664,568	$(47,347)	$(58,241)	$760,745	$4,321,363
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	284,735	3	(12,878)				(12,875)
Issuance of common stock under employee stock purchase plan	358,384	4	31,527				31,531
Stock-based compensation			60,526				60,526
Repurchases of common stock	(870,292)				(96,175)		(96,175)
Net income						156,497	156,497
Foreign currency translation adjustment				16,981			16,981
Change in unrealized loss on investments, net of tax				(1,191)			(1,191)
Balance at June 30, 2021	163,018,768	$1,645	$3,743,743	$(31,557)	$(154,416)	$917,242	$4,476,657

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Six Months Ended June 30, 2022
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2022	160,512,111	$1,605	$3,340,822	$(69,105)	$—	$1,256,692	$4,530,014
Cumulative-effect adjustment from adoption of new accounting pronouncement			(375,414)			139,987	(235,427)
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,181,381	12	(64,540)				(64,528)
Issuance of common stock under employee stock purchase plan	335,644	3	29,305				29,308
Stock-based compensation			124,027				124,027
Repurchases of common stock	(2,559,308)				(267,642)		(267,642)
Net income						238,700	238,700
Foreign currency translation adjustment				(47,242)			(47,242)
Change in unrealized loss on investments, net of tax				(26,732)			(26,732)
Balance at June 30, 2022	159,469,828	$1,620	$3,054,200	$(143,079)	$(267,642)	$1,635,379	$4,280,478

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Six Months Ended June 30, 2021
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2021	162,709,720	$1,627	$3,664,820	$(20,201)	$—	$605,050	$4,251,296
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,412,919	14	(76,895)				(76,881)
Issuance of common stock under employee stock purchase plan	358,384	4	31,527				31,531
Stock-based compensation			124,291				124,291
Repurchases of common stock	(1,462,255)				(154,416)		(154,416)
Net income						312,192	312,192
Foreign currency translation adjustment				(7,284)			(7,284)
Change in unrealized loss on investments, net of tax				(4,072)			(4,072)
Balance at June 30, 2021	163,018,768	$1,645	$3,743,743	$(31,557)	$(154,416)	$917,242	$4,476,657

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

The convertible senior notes included on the Company's condensed consolidated balance sheet more closely reflect the principal amounts. Prior to the adoption of this guidance, the Company separated its convertible senior notes into a liability and an equity component. The equity portion is now eliminated. The cumulative effect of the changes was an increase to convertible senior notes of $304.7 million, an increase to deferred income tax liabilities of $0.7 million, an increase to deferred income tax assets of $77.7 million, a decrease to property and equipment of $7.7 million, and a decrease to additional paid-in capital of $375.4 million on the condensed consolidated balance sheet. The net effect of these adjustments was recorded as an increase to retained earnings as of January 1, 2022.

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

With the elimination of the debt discount created by the equity component, amortization of the debt discount is eliminated, which decreases interest expense, and therefore increases net income and earnings per share, from the period of adoption. This had the effect of increasing our basic and diluted earnings per share for the three and six month periods ended June 30, 2022 by $0.08 and $0.16, respectively.

2. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of June 30, 2022 and December 31, 2021 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of June 30, 2022
Corporate bonds	$644,104	$—	$(21,749)	$622,355	$239,659	$382,696
U.S. government agency obligations	272,113	—	(8,766)	263,347	23,710	239,637
	$916,217	$—	$(30,515)	$885,702	$263,369	$622,333

As of December 31, 2021
Commercial paper	$25,056	$—	$(24)	$25,032	$25,032	$—
Corporate bonds	1,268,991	1,191	(4,275)	1,265,907	459,012	806,895
U.S. government agency obligations	316,728	3	(1,281)	315,450	56,530	258,920
	$1,610,775	$1,194	$(5,580)	$1,606,389	$540,574	$1,065,815

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

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the condensed consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the condensed consolidated statements of income. As of June 30, 2022, the Company held for investment corporate bonds with a fair value of $137.9 million, which were classified as available-for-sale marketable securities that had been in a continuous unrealized loss position for more than 12 months. The unrealized loss related to these corporate bonds was $4.2 million and is included in accumulated other comprehensive loss as of June 30, 2022. The unrealized loss is attributable to changes in interest rates. Based on the evaluation of available evidence, the Company has determined that any unrealized losses do not represent other than temporary impairments.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets as of June 30, 2022 and December 31, 2021 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
As of June 30, 2022
Cash Equivalents and Marketable Securities:
Money market funds	$2,517	$2,517	$—
Corporate bonds	622,355	—	622,355
U.S. government agency obligations	263,347	—	263,347
Mutual funds	18,945	18,945	—
	$907,164	$21,462	$885,702

As of December 31, 2021
Cash Equivalents and Marketable Securities:
Money market funds	$109,313	$109,313	$—
Commercial paper	39,031	—	39,031
Corporate bonds	1,265,907	—	1,265,907
U.S. government agency obligations	315,450	—	315,450
Mutual funds	23,129	23,129	—
	$1,752,830	$132,442	$1,620,388

As of June 30, 2022 and December 31, 2021, the Company grouped money market funds and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of June 30, 2022 and December 31, 2021, the Company grouped commercial paper, U.S. government agency obligations and corporate bonds using a Level 2 valuation because quoted prices for similar assets in active markets (or identical assets in an inactive market) are available. The Company did not have any transfers of assets between Level 1 or Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2022.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
Due in 1 year or less	$263,369	$540,574
Due after 1 year through 5 years	622,333	1,065,815
	$885,702	$1,606,389

3. Accounts Receivable

Net accounts receivable consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Trade accounts receivable	$479,071	$501,959
Unbilled accounts receivable	191,366	175,364
Gross accounts receivable	670,437	677,323
Allowances for current expected credit losses and other reserves	(2,012)	(1,397)
Accounts receivable, net	$668,425	$675,926

A summary of activity in the accounts receivable allowance for current expected credit losses and other reserves for the six months ended June 30, 2022 and 2021 is as follows (in thousands):

	June 30, 2022	June 30, 2021
Beginning balance	$1,397	$1,822
Charges to income from operations	2,968	2,399
Collections from customers previously reserved and other	(2,353)	(2,274)
Ending balance	$2,012	$1,947

Charges to income from operations primarily represents charges to provision for doubtful accounts for increases in the allowance for current expected credit losses.

4. Incremental Costs to Obtain a Contract with a Customer

The following table summarizes the deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Deferred costs included in prepaid expenses and other current assets	$37,192	$43,562
Deferred costs included in other assets	26,865	30,436
Total deferred costs	$64,057	$73,998

The following table summarizes additional information related to incremental costs to obtain a contract with a customer for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Amortization expense related to deferred costs	$13,150	$14,676	$28,172	$28,403
Incremental costs capitalized	11,269	13,921	20,753	23,793

Amortization expense related to deferred costs is primarily included in sales and marketing expense in the condensed consolidated statements of income.

5. Acquired Intangible Assets and Goodwill

Acquired intangible assets that are subject to amortization consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$327,466	$(143,589)	$183,877	$257,857	$(128,715)	$129,142
Customer-related intangible assets	481,593	(230,323)	251,270	398,182	(216,192)	181,990
Non-compete agreements	238	(139)	99	258	(107)	151
Trademarks and trade names	14,641	(6,738)	7,903	8,039	(6,097)	1,942
Acquired license rights	34,810	(1,252)	33,558	490	(490)	—
Total	$858,748	$(382,041)	$476,707	$664,826	$(351,601)	$313,225

Aggregate expense related to amortization of acquired intangible assets for the three and six months ended June 30, 2022 was $17.0 million and $30.6 million, respectively. Aggregate expense related to amortization of acquired intangible assets for the three and six months ended June 30, 2021 was $12.1 million and $23.5 million, respectively. Based on the Company’s acquired intangible assets as of June 30, 2022, aggregate expense related to amortization of acquired intangible assets is expected to be $33.6 million for the remainder of 2022, and $61.3 million, $62.5 million, $63.3 million and $57.4 million for 2023, 2024, 2025 and 2026, respectively.

The change in the carrying amount of goodwill for the six months ended June 30, 2022 was as follows (in thousands):

Balance as of January 1, 2022	$2,156,254
Acquisition of Linode Limited Liability Company	617,827
Measurement period adjustments related to an acquisition completed in 2021	2,630
Foreign currency translation	(12,883)
Balance as of June 30, 2022	$2,763,828

The Company tests goodwill for impairment at least annually. Through the date the interim condensed consolidated financial statements were issued, no triggering events had occurred that would indicate that a potential impairment exists.

6. Acquisitions

Acquisition-related costs during the three and six months ended June 30, 2022 were $0.1 million and $10.4 million, respectively, and are included in general and administrative expense in the condensed consolidated statements of income. Pro forma results of operations for the acquisition completed during the six months ended June 30, 2022 have not been presented because the effects of the acquisition were not material to the Company's consolidated financial results.

Linode

In March 2022, the Company acquired all the outstanding equity interests of Linode Limited Liability Company ("Linode") for $898.8 million in cash. Linode is an infrastructure-as-a-service platform provider that allows for developer-friendly cloud computing capabilities. The acquisition is intended to enhance the Company’s computing services by enabling it to create a unique cloud platform to build, run and secure applications from the cloud to the edge. Revenue attributable to Linode since the date of the acquisition, and included in the Company's condensed consolidated statements of income, for the three and six months ended June 30, 2022 was $32.0 million and $35.8 million, respectively. Earnings included in the Company's condensed consolidated statements of income since the date of the acquisition are not material.

The following table represents the preliminary allocation of the purchase price for Linode (in thousands):

Total purchase consideration	$898,777

Allocation of the purchase consideration:
Cash	$26,678
Accounts receivable	9,161
Prepaid expenses and other current assets	4,478
Property and equipment	56,300
Operating lease right-of-use assets	17,000
Identifiable intangible assets	197,520
Goodwill	617,827
Deferred income tax assets	1,390
Other assets	292
Total assets acquired	930,646
Accounts payable	(7,757)
Accrued expenses	(1,958)
Operating lease liabilities	(17,235)
Other liabilities	(4,919)
Total liabilities assumed	(31,869)
Net assets acquired	$898,777

As of June 30, 2022, the purchase price allocation is preliminary,pending final valuations of certain tangible and intangible assets acquired, certain income tax matters, and net working capital. Measurement period adjustments to goodwill recognized during the three months ended June 30, 2022 were $29.4 million and primarily related to property and equipment and intangible asset adjustments. The measurement period adjustments did not have a material effect on our results of operations.

The value of the goodwill can be attributed to a number of business factors, including a trained technical workforce and cost synergies expected to be realized. The Company expects that all of the goodwill related to the acquisition of Linode will be deductible for tax purposes.

The following were the identified intangible assets acquired and their respective weighted average useful lives (in thousands, except years):

	Gross Carrying Amount	Weighted Average Useful Life (in years)
Customer-related intangible assets	$85,700	11
Completed technologies	70,900	6
Acquired license rights	34,320	15
Trademarks and trade name	6,600	9
Total	$197,520

The Company applied the relief-from-royalty method to estimate the fair values of the completed technologies and trademarks and the excess earnings method to estimate the fair values of the customer-related acquired intangible assets. The Company used readily available market data to estimate the fair values of the acquired license rights. The total weighted average amortization period for the intangible assets acquired from Linode is 9.6 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

7. Debt

Convertible Senior Notes – Due 2027

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

Prior to January 1, 2022, in accounting for the issuance of the 2027 Notes, the Company separated the 2027 Notes into liability and equity components. The carrying cost of the liability component was calculated by measuring the fair value of a similar debt obligation that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2027 Notes. The difference between the principal amount of the 2027 Notes and the proceeds allocated to the liability component (“debt discount”) is amortized to interest expense using the effective interest method over the term of the 2027 Notes. The equity component is recorded in additional paid-in capital in the condensed consolidated balance sheet to meet the conditions for equity classification. On January 1, 2022, the Company adopted the revised guidance for accounting for convertible instruments, which eliminated the equity component. Refer to Note 1 to the condensed consolidated financial statements included elsewhere in this report for details on the revised guidance for accounting for convertible instruments.

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

The 2027 Notes consisted of the following components as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount and issuance costs, net of amortization	(9,644)	(169,030)
Net carrying amount	$1,140,356	$980,970

Equity component:	$—	$220,529

The estimated fair value of the 2027 Notes at June 30, 2022 and December 31, 2021 was $1,142.5 million and $1,359.3 million, respectively. The fair value was determined based on the quoted price of the 2027 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $91.33 on June 30, 2022, the value of the 2027 Notes if converted to common stock was less than the principal amount of $1,150.0 million.

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

Convertible Senior Notes – Due 2025

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

Prior to January 1, 2022, in accounting for the issuance of the 2025 Notes, the Company separated the 2025 Notes into liability and equity components. The carrying cost of the liability component was calculated by measuring the fair value of a similar debt obligation that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2025 Notes. The difference between the principal amount of the 2025 Notes and the proceeds allocated to the liability component (“debt discount”) is amortized to interest expense using the effective interest method over the term of the 2025 Notes. The equity component is recorded in additional paid-in capital in the condensed consolidated balance sheet to meet the conditions for equity classification. On January 1, 2022, the Company adopted the new revised guidance for accounting for convertible instruments, which eliminated the equity component. Refer to Note 1 to the condensed consolidated financial statements included elsewhere in this report for details on the revised guidance for accounting for convertible instruments.

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

The 2025 Notes consisted of the following components as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount and issuance costs, net of amortization	(7,319)	(154,803)
Net carrying amount	$1,142,681	$995,197

Equity component:	$—	$285,225

The estimated fair value of the 2025 Notes at June 30, 2022 and December 31, 2021 was $1,270.0 million and $1,510.4 million, respectively. The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $91.33 on June 30, 2022, the value of the 2025 Notes if converted to common stock was less than the principal amount of $1,150.0 million.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. As of June 30, 2022, there were $75.0 million of outstanding borrowings under the Credit Agreement.

Interest Expense

The 2027 Notes bear interest at a fixed rate of 0.375%, with interest payable semi-annually on March 1 and September 1 of each year. The 2025 Notes bear interest at a fixed rate of 0.125% with interest payable semi-annually on May 1 and November 1 of each year. The Company is also obligated to pay ongoing commitment fees under the terms of the Credit Agreement, in addition to interest payable on outstanding borrowings. Prior to the adoption of the revised guidance for accounting for convertible instruments on January 1, 2022, the Company also amortized as interest expense the value of debt discounts of the 2027 Notes and the 2025 Notes. The following table sets forth total interest expense included in the condensed consolidated statements of income for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Amortization of debt discounts and issuance costs	$1,169	$17,343	$2,337	$34,525
Coupon interest payable on 2025 Notes	359	359	718	718
Coupon interest payable on 2027 Notes	1,078	1,078	2,156	2,156
Interest payable under the Credit Agreement	404	140	543	280
Capitalization of interest expense	(78)	(883)	(127)	(1,808)
Total interest expense	$2,932	$18,037	$5,627	$35,871

8. Restructuring

During the first quarter of 2022, Mitsubishi UFJ Financial Group ("MUFG"), the majority owner of Global Open Network, Inc. (“GO-NET"), announced its intention to suspend the operations of GO-NET and to eventually liquidate it. The Company has a 20% stake in GO-NET and provided services to GO-NET through June 30, 2022. As a result of MUFG's intention to suspend operations, the Company recorded as a restructuring charge an impairment of $7.5 million during the six months ended June 30, 2022, primarily related to certain capitalized internal-use software assets that will no longer be used in operations or will not generate sufficient future cash flows to support their values. The Company does not expect to incur material additional charges related to this action.

Additionally, the Company launched its FlexBase program in May 2022, which is a flexible workspace arrangement that allows employees to choose to work from their home office, a Company office or a combination of both. This is a significant change to the way employees worked prior to the program, and prior to office shutdowns as part of the COVID-19 pandemic. Planning for the program commenced in 2021, and in the fourth quarter of 2021, the Company identified certain facilities that were no longer needed. As a result, an impairment of right-of-use assets and leasehold improvements was recognized. The Company has incurred expenses of $6.8 million related to this program, of which $3.1 million was incurred during the six months ended June 30, 2022. Management is still evaluating the Company's future work environment and additional charges related to such type of action may occur in 2022.

During the fourth quarter of 2020, management committed to an action to restructure certain parts of the Company to better position itself to become more agile in delivering its solutions. As a result, certain headcount reductions were necessary and certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and implemented due to this action. The Company incurred expenses of $31.3 million as part of this action, of which $0.6 million and $7.6 million was incurred during the three and six months ended June 30, 2021, respectively. The Company does not expect to incur any material additional charges related to this action.

The Company also recognizes restructuring charges for redundant employees, facilities and contracts associated with completed acquisitions.

9. Stockholders’ Equity

Share Repurchase Program

Effective January 2022, the board of directors of the Company authorized a $1.8 billion share repurchase program through December 2024. During the three and six months ended June 30, 2022, the Company repurchased 1.6 million and 2.6 million shares of its common stock, respectively, for $164.8 million and $267.6 million, respectively. The Company's goals for the share repurchase program are to offset the dilution created by its employee equity compensation programs over time and provide the flexibility to return capital to stockholders as business and market conditions warrant, while still preserving its ability to pursue other strategic opportunities.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$7,134	$6,874	$13,367	$13,970
Research and development	17,408	15,937	37,640	34,306
Sales and marketing	11,452	11,547	23,778	24,025
General and administrative	15,888	16,123	33,324	32,485
Total stock-based compensation	51,882	50,481	108,109	104,786
Provision for income taxes	(12,861)	(15,518)	(26,904)	(28,562)
Total stock-based compensation, net of income taxes	$39,021	$34,963	$81,205	$76,224

In addition to the amounts of stock-based compensation reported in the table above, the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2022 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $7.7 million, and $15.3 million, respectively, before taxes, and for the three and six months ended June 30, 2021 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $8.9 million and $16.6 million, respectively, before taxes.

10. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the six months ended June 30, 2022 (in thousands):

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Investments	Total
Balance as of January 1, 2022	$(71,809)	$2,704	$(69,105)
Other comprehensive loss	(47,242)	(26,732)	(73,974)
Balance as of June 30, 2022	$(119,051)	$(24,028)	$(143,079)

Amounts reclassified from accumulated other comprehensive loss to net income were immaterial for the six months ended June 30, 2022.

11. Revenue from Contracts with Customers

The Company sells its solutions through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. The following table summarizes revenue by geography included in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
U.S.	$477,154	$449,553	$958,161	$912,733
International	426,178	403,271	848,818	782,799
Total revenue	$903,332	$852,824	$1,806,979	$1,695,532

The Company reports its revenue in three solution categories: security, delivery and compute. Prior to January 1, 2022, revenue by solution was reported by product group: Security Technology Group and Edge Technology Group. Revenue from security solutions was previously presented as Security Technology Group revenue and revenue from delivery and compute solutions was previously presented as Edge Technology Group revenue. The periods presented prior to January 1, 2022 have been revised to reflect this new presentation. Security includes solutions that are designed to protect business online by keeping infrastructure, websites, applications and users safe. Delivery includes solutions that are designed to enable business online, including media delivery and web performance. Compute includes cloud computing, edge applications, cloud optimization and storage. The following table summarizes revenue by solution category included in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Security	$380,664	$325,128	$762,231	$635,347
Delivery	416,678	466,739	860,826	940,408
Compute	105,990	60,957	183,922	119,777
Total revenue	$903,332	$852,824	$1,806,979	$1,695,532

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

During the six months ended June 30, 2022 and 2021, the Company recognized $79.2 million and $61.4 million of revenue that was included in deferred revenue as of December 31, 2021 and 2020, respectively.

As of June 30, 2022, the aggregate amount of remaining performance obligations from contracts with customers was $3.3 billion. The Company expects to recognize approximately 65% of its remaining performance obligations as revenue over the next 12 months, with the remainder recognized thereafter. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration such as usage-based contracts with no committed contract as well as anticipated renewed contracts. Revenue recognized during each of the six months ended June 30, 2022 and 2021, related to performance obligations satisfied in previous periods was not material.

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

In the second quarter of 2018, the Company filed an appeal with the Massachusetts Appellate Tax Board (“MATB”) contesting adverse audit findings related to certain tax benefits and exemptions issued by the Massachusetts Department of Revenue (the "DOR"). The City of Cambridge, Massachusetts ("Cambridge") was an intervenor in the MATB proceedings. In July 2020, the MATB ruled in the Company’s favor. The DOR and Cambridge appealed the MATB decision in January 2022; however in June 2022 the appeal from the DOR was withdrawn. Cambridge has upheld its appeal. The Company has determined that it is more-likely-than-not that it will prevail and no reserve has been recorded related to these controversies.

The Company’s effective income tax rate was 25.7% and 8.5% for the six months ended June 30, 2022 and 2021, respectively. The higher effective tax rate for the six months ended June 30, 2022 is primarily due to an intercompany sale of intellectual property, an increase in tax on global intangible low taxed income and a decrease in the excess tax benefit related to stock-based compensation.

For the six months ended June 30, 2022, the effective income tax rate was higher than the federal statutory tax rate due to an intercompany sale of intellectual property, tax on global intangible low taxed income and non-deductible stock-based compensation. These amounts were partially offset by foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation and the benefit of U.S. federal, state and foreign research and development credits.

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

13. Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options, restricted stock units (“RSUs”), deferred stock units (“DSUs”), convertible senior notes and warrants issued by the Company. For the three and six months ended June 30, 2022, the dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method and the dilutive effect of the convertible securities is reflected in diluted earnings per share by application of the if-converted method. For the three and six months ended June 30, 2021, the dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method.

The following table sets forth the components used in the computation of basic and diluted net income per share for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$119,537	$156,497	$238,700	$312,192
Denominator:
Shares used for basic net income per share	160,038	163,074	160,266	163,067
Effect of dilutive securities:
Stock options	50	48	25	27
RSUs and DSUs	565	1,359	943	1,513
Convertible senior notes	1,057	1,782	1,440	1,369
Warrants related to issuance of convertible senior notes	—	—	—	—
Shares used for diluted net income per share	161,710	166,263	162,674	165,976
Basic net income per share	$0.75	$0.96	$1.49	$1.91
Diluted net income per share	$0.74	$0.94	$1.47	$1.88

For the three and six months ended June 30, 2022 and 2021, certain potential outstanding common shares issuable in respect of stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding common shares excluded from the computation of diluted net income per share for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Service-based RSUs	2,228	214	2,231	1,142
Market- and performance-based RSUs	1,022	1,217	1,038	1,278
Convertible senior notes	—	9,898	—	9,898
Warrants related to issuance of convertible senior notes	21,991	21,991	21,991	21,991
Total shares excluded from computation	25,241	33,320	25,260	34,309

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and notes to our unaudited condensed consolidated financial statements included herein contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “could,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “if,” “continues,” “goal,” “likely,” “may,” “will” or similar expressions indicates a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. See “Risk Factors” elsewhere in this quarterly report on Form 10-Q and in our other reports with the Securities and Exchange Commission for a discussion of certain risks associated with our business. We disclaim any obligation to update forward-looking statements as a result of new information, future events or otherwise, including the potential impact of any mergers, acquisitions, divestitures or other events that may be announced after the date hereof.

Our management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which we have prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, revenue recognition, accounts receivable and related reserves, valuation and impairment of marketable securities, goodwill and acquired intangible assets, capitalized internal-use software development costs, impairment and useful lives of long-lived assets, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time they are made. Actual results may differ from our estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year-ended December 31, 2021 for further discussion of our critical accounting policies and estimates.

Overview

We provide solutions to power and protect life online. The key factors that influence our financial success are our ability to build on recurring revenue commitments for our security and performance offerings, increase traffic on our network, continue to develop and successfully bring to market compute and compute-to-edge solutions that meet the needs of professional users and enterprises, effectively manage the prices we charge for our solutions, develop new products and carefully manage our capital spending and other expenses. The purpose of this discussion and analysis section is to provide material information relevant to an assessment of our financial condition and results of operations from management’s perspective, including to describe and explain key trends, events and other factors that impacted our reported results and that are likely to impact our future performance.

Revenue

For most of our solutions, our customers commit to contracts having terms of a year or longer, which allows us to have a consistent and predictable base level of revenue. In addition to a base level of revenue, we are also dependent on delivery customers where usage of our solutions is more variable. As a result, our revenue is impacted by the amount of traffic we serve on our network, the rate of adoption of gaming, social media and video platform offerings, the timing and variability of customer-specific one-time events and geopolitical, economic and other developments that impact our customers' businesses. Seasonal variations that impact traffic on our network, such as holiday-related activities, can cause revenue fluctuations from quarter to quarter. Over the longer term, our ability to expand our product portfolio and to effectively manage the prices we charge for our solutions are key factors impacting our revenue growth.

We have observed the following trends related to our revenue in recent years:

•Increased sales of our security solutions, led by our Guardicore segmentation solution, and more recently, increased sales of our compute solutions primarily attributable to our acquisition of Linode in the first quarter of 2022, have made a significant contribution to revenue growth. During the first half of 2022, security and compute revenue represented over half of our total revenue. We plan to continue to invest in these areas with a focus on further enhancing our product portfolios and extending our go-to-market capabilities, particularly in certain markets and through our channel partners.

•During 2020 and in early 2021, we saw a dramatic increase in traffic growth on our network due to the shutdowns and restrictions related to the COVID-19 pandemic. While traffic on our network continues to grow as compared to prior years, the rate of traffic growth has decelerated. Our delivery revenue was negatively impacted by the deceleration, which we believe is is partly due to the rollback of COVID-19 pandemic-related restrictions. We expect slower traffic growth rates for the remainder of 2022 as we and other companies manage through a time of economic headwinds and uncertainty.

•The prices paid by some of our customers have declined in recent years due to competition and contract renewals, which negatively impacts our revenue growth rates. We have been able to mitigate some of the negative impacts to our revenue growth rates by upselling incremental solutions to our existing customers and by adding new customers. Additionally, we are taking steps to ensure that customer traffic volumes and unit pricing are aligned, and have also decided to turn away some business from a small number of customers who have extreme traffic peaks compared to their daily usage patterns.

•Revenue from our international operations has generally been growing at a faster pace over the last couple of years than from our U.S. operations, particularly in terms of new customer acquisition and cross-selling of incremental solutions. Because we publicly report in U.S. dollars, and due to the strengthening U.S. dollar, our reported revenue results have been negatively impacted during the first half of 2022. We expect to continue to be impacted by the strengthening U.S. dollar during the remainder of 2022.

•We have experienced variations in certain types of revenue from quarter to quarter. In particular, we typically experience higher revenue in the fourth quarter of each year for some of our solutions as a result of holiday season activity. In addition, we experience quarterly variations in revenue attributable to, among other things, the nature and timing of software and gaming releases by our customers; whether there are large live sporting or other events or situations that impact the amount of media traffic on our network; the timing of large customer contract renewals; and the frequency and timing of purchases of custom solutions or licensed software.

Expenses

Our level of profitability is also impacted by our expenses, including direct costs to support our revenue such as bandwidth and co-location costs, which includes energy to power our network. We have observed the following trends related to our profitability in recent years:

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

•Co-location costs are also a significant portion of our cost of revenue. By improving our internal-use software and managing our hardware deployments to enable us to use servers more efficiently, we have been able to manage the growth of co-location costs, including minimizing the impact of rising energy costs, particularly in Europe. We expect to continue to scale our network in the future, which will allow us to continue to effectively manage our co-location costs to maintain current levels of profitability.

•Network build-out and supporting service costs represent another significant portion of our cost of revenue. These costs include maintenance and supporting services incurred as we continue to build-out and maintain our global network, and costs of third-party cloud providers used for some of our operations. We have seen these costs increase in recent years, as a result of our network expansion and increased use of third-party cloud services. As we continue to invest in our network in support of our strategic initiatives, including migrating from third-party cloud providers to Linode, we will need to effectively manage our network build-out and supporting costs.

•Our employees are core to the operations of our business, and payroll and related costs, including stock-based compensation, is one of our largest expenses. It is important to the success of operations that we offer competitive compensation packages. However, we remain disciplined in allocating our resources to support our faster growing security and compute solutions, including maintaining operational efficiencies to mitigate the rising cost of talent. We plan to continue to hire employees to support our strategic initiatives, but do not expect overall headcount to increase significantly in 2022.

•Depreciation expense related to our network equipment also contributes to our overall expense levels. In recent years we have invested in our network as traffic levels have increased, which increased our capital expenditures and resulting depreciation expense. However, our overall investment strategy in the near term is to shift away from investments in the network to support peak delivery capacity, and instead further invest in support of our faster growing security and compute solutions. As a result, in the near term, we do not expect our capital expenditures to be at the levels they have been in recent years.

•Growth in our international operations will incrementally increase our exposure to foreign currency fluctuations. Due to the strengthening U.S. dollar, our expenses that are denominated in foreign currencies have been positively impacted and partially offset the negative impact on revenue. We expect this impact on expenses to continue during the remainder of 2022.

Recent Acquisitions

In March 2022, we acquired all of the outstanding equity interests of Linode Limited Liability Company ("Linode") for $898.8 million. Linode is an infrastructure-as-a-service platform provider that allows for developer-friendly cloud computing capabilities. The acquisition is intended to enhance our computing services by enabling us to create a unique cloud platform to build, run and secure applications from the cloud to the edge. Linode had approximately 250 employees when we completed the acquisition.

In October 2021, we acquired Guardicore Ltd. ("Guardicore") for $610.4 million in cash. Guardicore's micro-segmentation solution is designed to limit user access to only those applications that are authorized to communicate with each other, thereby limiting the spread of malware and protecting the flow of enterprise data across the network. Guardicore had approximately 270 employees when we completed the acquisition, and the acquisition is expected to be dilutive to our earnings per share at least through 2022.

Remote Work

In May 2022, we launched our FlexBase program, which allows the more than 90% of our workforce designated as flexible to choose whether they want to work from an Akamai office, their home office or a combination of both. As of May 2022, all of our offices are open for employees who would prefer to work from one of our offices. We have a rigorous process for assessing whether any office can remain open, in light of the COVID-19 pandemic, based on local government regulations, local health trends and business needs.

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

Global Developments

Since the start of 2022, several global macro-economic and geopolitical developments have emerged. These developments impacted our traffic growth rates, and as a result, our revenue growth rates. For the remainder of 2022, we anticipate they may have a significant impact on our results of operations. Specifically, we were negatively impacted by the strengthening of the U.S. dollar at the end of the first quarter of 2022, which accelerated during the second quarter and is expected to have a continuing negative impact on our revenue for the remainder of 2022. We have also experienced a decline in revenue related to the war in Ukraine. Approximately 1% of our 2021 revenue was generated from traffic we serve into Russia, Belarus and Ukraine. We have seen a decrease in traffic in these countries since the war began in late February 2022 and expect to continue to experience a decline in 2022 as compared to 2021. In addition, we, along with our customers, continue to manage through an uncertain period with escalating inflation, growing recessionary concerns and rising interest rates. Our board of directors is continuing to oversee risks related to macro-economic and geopolitical developments, including the ongoing war in Ukraine, and management is monitoring these developments, including the potential impact from the war on our business. As a result of overall macro-economic trends, growing concerns of a potential global recession and future projections of traffic consumption that suggest traffic growth will moderate as restrictions related to the COVID-19 pandemic are lifted, we anticipate our traffic will grow, but at a more moderate pace than we have experienced previously. The extent of the ongoing impact of these macro-economic events on our business and on global economic activity is uncertain and may continue to adversely affect our business, operations and financial results.

Results of Operations

The following table sets forth, as a percentage of revenue, condensed consolidated statements of income data for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	38.4	37.5	37.6	37.0
Research and development	10.2	9.1	10.6	9.4
Sales and marketing	14.0	13.1	13.8	13.5
General and administrative	15.6	15.7	16.3	16.0
Amortization of acquired intangible assets	1.9	1.4	1.7	1.4
Restructuring charge (benefit)	0.5	(0.2)	0.7	0.3
Total costs and operating expenses	80.6	76.6	80.7	77.6
Income from operations	19.4	23.4	19.3	22.4
Interest and marketable securities (loss) income, net	(0.3)	0.6	(0.1)	0.5
Interest expense	(0.3)	(2.1)	(0.3)	(2.1)
Other income (expense), net	0.1	(0.1)	(0.5)	(0.1)
Income before provision for income taxes	18.9	21.8	18.4	20.7
Provision for income taxes	(5.7)	(2.1)	(4.7)	(1.8)
Loss from equity method investment	—	(1.3)	(0.4)	(0.7)
Net income	13.2%	18.4%	13.3%	18.2%

Revenue

Prior to January 1, 2022, revenue by solution was reported by product group: Security Technology Group and Edge Technology Group. Revenue from security solutions was previously presented as Security Technology Group revenue. Revenue from delivery and compute solutions was previously presented as Edge Technology Group revenue. The periods presented prior to January 1, 2022 have been revised to reflect this new presentation. Revenue by solution category during the periods presented was as follows (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	% Change	% Change at Constant Currency	2022	2021	% Change	% Change at Constant Currency
Security	$380,664	$325,128	17.1%	21.1%	$762,231	$635,347	20.0%	23.3%
Delivery	416,678	466,739	(10.7)	(7.7)	860,826	940,408	(8.5)	(6.0)
Compute	105,990	60,957	73.9	77.9	183,922	119,777	53.6	56.7
Total revenue	$903,332	$852,824	5.9%	9.4%	$1,806,979	$1,695,532	6.6%	9.4%

During the three- and six-month periods ended June 30, 2022, the increase in our revenue as compared to the same periods in 2021 was primarily the result of continued strong growth in sales of solutions offered by our security solutions, in addition to growth in compute solutions. However, these increases were negatively impacted by the significant strengthening of the U.S. dollar and a decline in revenue from our delivery solutions.

The increase in security solutions revenue for the three- and six-month periods ended June 30, 2022, as compared to the same periods in 2021, was due to growth across our security products portfolio, including our application and application programming interfaces security portfolio and our Zero Trust Enterprise portfolio, which is led by our Guardicore segmentation solution.

The decrease in delivery solutions revenue for the three- and six-month periods ended June 30, 2022, as compared to the same periods in 2021, was primarily due to reductions in sales of application performance. In addition, we believe some of the decrease is attributed to macro-economic challenges our media customers are experiencing, most notably for our advertising and gaming customers.

The increase in compute solutions revenue for the three- and six-month periods ended June 30, 2022, as compared to the same periods in 2021, was primarily due to strong growth in compute products, including through the acquisition of Linode in the first quarter of 2022, and continued growth in cloud optimization solutions. Revenue attributable from Linode since the date of the acquisition, and included in the Company's condensed consolidated statements of income, for the three and six months ended June 30, 2022 was $32.0 million and $35.8 million, respectively.

Revenue derived in the U.S. and internationally during the periods presented was as follows (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	% Change	% Change at Constant Currency	2022	2021	% Change	% Change at Constant Currency
U.S.	$477,154	$449,553	6.1%	6.1%	$958,161	$912,733	5.0%	5.0%
International	426,178	403,271	5.7	13.1	848,818	782,799	8.4	14.5
Total revenue	$903,332	$852,824	5.9%	9.4%	$1,806,979	$1,695,532	6.6%	9.4%

For the three-month period ended June 30, 2022, approximately 47.2% of our revenue was derived from our operations located outside the U.S., compared to 47.3% for the three-month period ended June 30, 2021. For the six-month period ended June 30, 2022, approximately 47.0% of our revenue was derived from our operations located outside the U.S., compared to 46.2% for the six-month period ended June 30, 2021. We have generally seen revenue growth across all our international regions over the prior two years. No single country outside the U.S. accounted for 10% or more of revenue during either of these periods. Changes in foreign currency exchange rates impacted our revenue by an unfavorable $29.4 million and

$47.1 million during the three- and six-month periods ended June 30, 2022, as compared to the same periods in 2021. We expect to continue to be impacted by the significant strengthening of the U.S. dollar for the remainder of 2022.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Bandwidth fees	$50,863	$54,660	(6.9)%	$101,945	$107,890	(5.5)%
Co-location fees	51,408	43,734	17.5	99,906	86,277	15.8
Network build-out and supporting services	46,417	40,822	13.7	89,336	77,256	15.6
Payroll and related costs	73,941	68,743	7.6	148,422	136,992	8.3
Acquisition-related costs	1,589	—	100.0	1,764	—	100.0
Stock-based compensation, including amortization of prior capitalized amounts	14,426	15,232	(5.3)	27,884	29,561	(5.7)
Depreciation of network equipment	66,724	55,601	20.0	128,110	107,497	19.2
Amortization of internal-use software	41,281	41,208	0.2	82,034	81,214	1.0
Total cost of revenue	$346,649	$320,000	8.3%	$679,401	$626,687	8.4%
As a percentage of revenue	38.4%	37.5%		37.6%	37.0%

The increase in cost of revenue for the three- and six-month periods ended June 30, 2022, as compared to the same periods in 2021, was primarily due to recent acquisitions, increased investment in our network, which resulted in higher depreciation costs of our network equipment, increases to expenses related to our co-location facilities including energy to power our network, increases to amounts paid for network build-out and supporting services for third-party cloud applications and increases in payroll and related costs.

During the remainder of 2022, we anticipate cost of revenues to increase, in particular supporting services for third-party cloud applications, depreciation of network equipment and payroll and related costs, due to investments in our network to support our faster growing security and compute solutions. We plan to continue to focus our efforts on managing our operating margins, including our bandwidth, co-location and network build-out costs.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Payroll and related costs	$111,377	$112,369	(0.9)%	$233,625	$225,789	3.5%
Stock-based compensation	17,408	15,937	9.2	37,640	34,306	9.7
Capitalized salaries and related costs	(43,470)	(54,475)	(20.2)	(92,140)	(106,966)	(13.9)
Acquisition-related costs	692	—	100.0	768	—	100.0
Other expenses	6,063	3,424	77.1	12,112	6,171	96.3
Total research and development	$92,070	$77,255	19.2%	$192,005	$159,300	20.5%
As a percentage of revenue	10.2%	9.1%		10.6%	9.4%

The increase in research and development expenses during the three- and six-month periods ended June 30, 2022, as compared to the same periods in 2021, was due to a reduction in capitalized salaries as a result of a shift in resources. During the six-month period ended June 30, 2022, payroll and related costs, including stock-based compensation, also increased primarily due to headcount growth from our strategic initiatives and recent acquisitions.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three-month periods ended June 30, 2022 and 2021, we capitalized $7.6 million and $8.4 million, respectively, of stock-based compensation. During the six-month periods ended June 30, 2022 and 2021, we capitalized $14.8 million and $17.1 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, which is generally two years, but can be up to seven years based on the software developed and its expected useful life.

We expect research and development costs to increase in the remainder of 2022, in particular payroll and related costs, in support of our faster growing security and compute solutions, annual merit increase and employees acquired through recent acquisitions.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Payroll and related costs	$91,435	$87,955	4.0%	$186,296	$181,514	2.6%
Stock-based compensation	11,452	11,547	(0.8)	23,778	24,025	(1.0)
Marketing programs and related costs	16,133	10,297	56.7	27,691	18,747	47.7
Acquisition-related costs	692	—	100.0	768	—	100.0
Other expenses	6,953	2,095	231.9	10,851	3,962	173.9
Total sales and marketing	$126,665	$111,894	13.2%	$249,384	$228,248	9.3%
As a percentage of revenue	14.0%	13.1%		13.8%	13.5%

The increase in sales and marketing expenses during the three- and six-month periods ended June 30, 2022, as compared to the same periods in 2021, was due to increased marketing programs and related costs due to advertising and customer events held in the first half of 2022. Other expenses also increased due to travel associated with customer events and meetings and a sales recognition event during the three-month period ended June 30, 2022.

We expect sales and marketing costs to increase in the remainder of 2022 as a result of increased payroll costs due to annual merit increases. However, we plan to continue to carefully manage costs in an effort to manage our operating margins and to refine and optimize our go-to-market efforts.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Payroll and related costs	$52,974	$54,974	(3.6)%	$106,291	$111,424	(4.6)%
Stock-based compensation	15,888	16,123	(1.5)	33,324	32,485	2.6
Depreciation and amortization	18,423	20,489	(10.1)	38,101	41,398	(8.0)
Facilities-related costs	26,820	24,845	7.9	53,399	49,192	8.6
Provision for doubtful accounts	529	971	(45.5)	1,817	711	155.6
Acquisition-related costs	2,798	140	1,898.6	13,414	204	6,475.5
Other expenses	23,787	16,753	42.0	48,135	35,596	35.2
Total general and administrative	$141,219	$134,295	5.2%	$294,481	$271,010	8.7%
As a percentage of revenue	15.6%	15.7%		16.3%	16.0%

The increase in general and administrative expenses for the three- and six-month periods ended June 30, 2022, as compared to the same periods in 2021, was primarily due to acquisition-related costs from our acquisition of Linode and other expenses due to an increase in professional service fees and software-related costs to support our operations.

General and administrative expenses for the three- and six-month periods ended June 30, 2022 and 2021 are broken out by category as follows (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Global functions	$50,445	$53,314	(5.4)%	$106,576	$109,113	(2.3)%
As a percentage of revenue	5.6%	6.3%		5.9%	6.4%
Infrastructure	87,447	79,878	9.5	172,646	160,987	7.2
As a percentage of revenue	9.7%	9.4%		9.6%	9.5%
Other	3,327	1,103	201.6	15,259	910	1,576.8
Total general and administrative	$141,219	$134,295	5.2%	$294,481	$271,010	8.7%
As a percentage of revenue	15.6%	15.7%		16.3%	16.0%

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

During the remainder of 2022, we expect payroll and related costs of our general and administrative functions to increase as compared to 2021 as a result of our annual merit increase and employees acquired through recent acquisitions, but we plan to continue to carefully manage costs in an effort to manage our operating margins.

Amortization of Acquired Intangible Assets

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Amortization of acquired intangible assets	$16,972	$12,060	40.7%	$30,616	$23,487	30.4%
As a percentage of revenue	1.9%	1.4%		1.7%	1.4%

The increase in amortization of acquired intangible assets for the three- and six-month periods ended June 30, 2022, as compared to the same periods in 2021, was the result of amortization of assets related to our recent acquisitions. Based on our intangible assets at June 30, 2022, we expect amortization of acquired intangible assets to be approximately $33.6 million for the remainder of 2022, and $61.3 million, $62.5 million, $63.3 million and $57.4 million for 2023, 2024, 2025 and 2026, respectively.

Restructuring Charge (Benefit)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Restructuring charge (benefit)	$4,715	$(2,114)	(323.0)%	$12,731	$5,002	154.5%
As a percentage of revenue	0.5%	(0.2)%		0.7%	0.3%

The restructuring charge for the three-month period ended June 30, 2022 was primarily related to an impairment of a right-of-use asset for facilities that are no longer needed as a result of our FlexBase program. The restructuring charge for the six-month period ended June 30, 2022 was primarily related to software impairment charges related to the suspension of Global Open Network, Inc. ("GO-NET"). See Note 8 to the condensed consolidated financial statements for additional information. We do not expect to incur any material additional restructuring charges related to these actions.

The restructuring (benefit) charge for the three- and six-month periods ended June 30, 2021 was primarily the result of management actions initiated in late 2020 to better position us to become more agile in delivering our solutions, partially offset by the reduction of the lease obligation. The restructuring charge for this 2020 action predominately consists of certain severance and related benefits. We do not expect to incur any material additional restructuring charges related to these actions.

Non-Operating Income (Expense)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Interest and marketable securities (loss) income, net	$(2,331)	$4,736	(149.2)%	$(2,542)	$9,314	(127.3)%
As a percentage of revenue	(0.3)%	0.6%		(0.1)%	0.5%
Interest expense	$(2,932)	$(18,037)	(83.7)%	$(5,627)	$(35,871)	(84.3)%
As a percentage of revenue	(0.3)%	(2.1)%		(0.3)%	(2.1)%
Other income (expense), net	$816	$(811)	(200.6)%	$(8,749)	$(1,628)	437.4%
As a percentage of revenue	0.1%	(0.1)%		(0.5)%	(0.1)%

Interest and marketable securities (loss) income, net consists of interest earned on invested cash and marketable securities balances and income and losses on mutual funds that are associated with our employee non-qualified deferred compensation plan. The decrease for the three- and six-month periods ended June 30, 2022, as compared to the same periods in 2021, was due to increased losses associated with the non-qualified deferred compensation plan and lower interest earned on invested cash balances and marketable securities as a result of lower marketable securities balances in 2022 due to the funding our acquisition of Linode.

Interest expense is related to our debt transactions, which are described in Note 7 to the condensed consolidated financial statements. The decrease in interest expense for the three- and six-month periods ended June 30, 2022, as compared to the same periods in 2021, was primarily the result of the adoption of the new guidance for accounting for convertible senior notes on January 1, 2022 which resulted in the elimination of the amortization of debt discounts.

Other income (expense), net primarily represents net foreign exchange gains and losses mainly due to foreign exchange rate fluctuations on intercompany transactions and other non-operating expense and income items as well as gains and losses on equity investments. The three-month period ended June 30, 2022, as compared to the same period in 2021, includes a gain from an equity investment. The six-month period ended June 30, 2022, as compared to the same period in 2021, includes an $8.9 million impairment from an equity investment in 2022, partially offset by a favorable impact of changes in foreign currency exchange rates.

Provision for Income Taxes

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Provision for income taxes	$(51,058)	$(18,009)	183.5%	$(85,108)	$(29,907)	184.6%
As a percentage of revenue	(5.7)%	(2.1)%		(4.7)%	(1.8)%
Effective income tax rate	(29.9)%	(9.7)%		(25.7)%	(8.5)%

For the three- and six-month periods ended June 30, 2022, as compared to the same periods in 2021, our provision for income taxes increased due to an intercompany sale of intellectual property, an increase in the tax on global intangible low taxed income and a decrease in the excess tax benefit related to stock-based compensation. These amounts were partially offset by a decrease in profitability and state taxes.

For the three- and six-month periods ended June 30, 2022, our effective income tax rate was higher than the federal statutory tax rate due to an intercompany sale of intellectual property, tax on global intangible low taxed income and non-deductible stock-based compensation. These amounts were partially offset by foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation and the benefit of U.S. federal, state and foreign research and development credits.

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

Loss from Equity Method Investment

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Loss from equity method investment	$—	$(10,816)	(100.0)%	$(7,635)	$(11,514)	(33.7)%
As a percentage of revenue	—%	(1.3)%		(0.4)%	(0.7)%

The amounts reflected in loss from equity method investment relate to recognition of our share of losses from our investment with Mitsubishi UFJ Financial Group ("MUFG") in a joint venture, GO-NET. GO-NET intended to operate a blockchain-based online payment network. In February 2022, MUFG, the majority owner of GO-NET, announced it was preparing to suspend the operations of GO-NET and to ultimately liquidate it. The loss from equity method investment for the six-month period ended June 30, 2022 is the result of our impairment of our investment in GO-NET in the first quarter of 2022 since the operations are planning to wind down and no longer generate future cash flows. We do not expect additional material impacts related to this investment.

Non-GAAP Financial Measures

In addition to providing financial measurements based on GAAP, we provide additional financial metrics that are not prepared in accordance with GAAP ("non-GAAP financial measures"). Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes, to measure executive compensation and to evaluate our financial performance. These non-GAAP financial measures are non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income, non-GAAP net income per diluted share, Adjusted EBITDA, Adjusted EBITDA margin, capital expenditures and impact of foreign currency exchange rates, as discussed below.

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

•Amortization of debt discount and issuance costs and amortization of capitalized interest expense – In August 2019, we issued $1,150 million of convertible senior notes due 2027 with a coupon interest rate of 0.375%. In May 2018, we issued $1,150 million of convertible senior notes due 2025 with a coupon interest rate of 0.125%. The imputed interest rates of these convertible senior notes were 3.10% and 4.26%, respectively. This is a result of the debt discounts recorded for the conversion features that, prior to January 1, 2022, were required to be separately accounted for as equity under GAAP, thereby reducing the carrying values of the convertible debt instruments. The debt discounts were amortized as interest expense. On January 1, 2022, we adopted the new guidance for accounting for convertible instruments. This new guidance eliminated separate accounting for the equity portion, and thus the amortization of the debt discount that was recorded as interest expense. Prior to January 1, 2022, we excluded this non-cash interest expense from our non-GAAP results because it was not representative of ongoing operating performance. After January 1, 2022, this interest expense is no longer included in or excluded from GAAP or non-GAAP results. Additionally, the issuance costs of the convertible senior notes are amortized to interest expense and are also excluded from our non-GAAP results because management believes the non-cash amortization expense is not representative of ongoing operating performance.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Income from operations	$175,042	$199,434	$348,361	$381,798
Amortization of acquired intangible assets	16,972	12,060	30,616	23,487
Stock-based compensation	51,882	50,481	108,109	104,786
Amortization of capitalized stock-based compensation and capitalized interest expense	8,068	9,840	16,015	18,438
Restructuring charge (benefit)	4,715	(2,114)	12,731	5,002
Acquisition-related costs	5,771	140	16,714	204
Non-GAAP income from operations	$262,450	$269,841	$532,546	$533,715

GAAP operating margin	19.4%	23.4%	19.3%	22.5%
Non-GAAP operating margin	29.1%	31.6%	29.5%	31.5%

The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$119,537	$156,497	$238,700	$312,192
Amortization of acquired intangible assets	16,972	12,060	30,616	23,487
Stock-based compensation	51,882	50,481	108,109	104,786
Amortization of capitalized stock-based compensation and capitalized interest expense	8,068	9,840	16,015	18,438
Restructuring charge (benefit)	4,715	(2,114)	12,731	5,002
Acquisition-related costs	5,771	140	16,714	204
Amortization of debt discount and issuance costs	1,091	16,460	2,210	32,717
(Gain) loss on investments	(641)	—	8,260	—
Loss from equity method investment	—	10,816	7,635	11,514
Income tax effect of above non-GAAP adjustments and certain discrete tax items	9,049	(21,428)	249	(47,774)
Non-GAAP net income	$216,444	$232,752	$441,239	$460,566

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
GAAP net income per diluted share	$0.74	$0.94	$1.47	$1.88
Amortization of acquired intangible assets	0.10	0.07	0.19	0.14
Stock-based compensation	0.32	0.30	0.66	0.63
Amortization of capitalized stock-based compensation and capitalized interest expense	0.05	0.06	0.10	0.11
Restructuring charge (benefit)	0.03	(0.01)	0.08	0.03
Acquisition-related costs	0.04	—	0.10	—
Amortization of debt discount and issuance costs	0.01	0.10	0.01	0.20
Loss on investments	—	—	0.05	—
Loss from equity method investment	—	0.07	0.05	0.07
Income tax effect of above non-GAAP adjustments and certain discrete tax items	0.06	(0.13)	—	(0.29)
Adjustment for shares(1)	0.01	0.02	0.03	0.03
Non-GAAP net income per diluted share (2)	$1.35	$1.42	$2.74	$2.80

Shares used in GAAP per diluted share calculations	161,710	166,263	162,674	165,976
Impact of benefit from note hedge transactions(1)	(1,057)	(1,782)	(1,440)	(1,369)
Shares used in non-GAAP per diluted share calculations(1)	160,653	164,481	161,234	164,607

(1) Shares used in non-GAAP per diluted share calculations have been adjusted for the periods presented for the benefit of our note hedge transactions. During the periods presented our average stock price was in excess of $95.10, which is the initial conversion price of our convertible senior notes due in 2025. See further definition below.
(2) Amounts may not foot due to rounding.

Non-GAAP net income per diluted share is calculated as non-GAAP net income divided by weighted average common diluted shares outstanding. Diluted weighted average common shares outstanding are adjusted in non-GAAP per share calculations for the shares that would be delivered to us pursuant to the note hedge transactions entered into in connection with the issuances of $1,150 million of convertible senior notes due 2027 and 2025, respectively. Under GAAP, shares delivered under hedge transactions are not considered offsetting shares in the fully-diluted share calculation until they are delivered. However, we would receive a benefit from the note hedge transactions and would not allow the dilution to occur, so management believes that adjusting for this benefit provides a meaningful view of operating performance. With respect to the convertible senior notes due in each of 2027 and 2025, unless our weighted average stock price is greater than $116.18 and $95.10, respectively, the initial conversion price, there will be no difference between GAAP and non-GAAP diluted weighted average common shares outstanding.

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

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$119,537	$156,497	$238,700	$312,192
Interest and marketable securities loss (income), net	2,331	(4,736)	2,542	(9,314)
Provision for income taxes	51,058	18,009	85,108	29,907
Depreciation and amortization	125,815	115,860	247,003	227,344
Amortization of capitalized stock-based compensation and capitalized interest expense	8,068	9,840	16,015	18,438
Amortization of acquired intangible assets	16,972	12,060	30,616	23,487
Stock-based compensation	51,882	50,481	108,109	104,786
Restructuring charge (benefit)	4,715	(2,114)	12,731	5,002
Acquisition-related costs	5,771	140	16,714	204
Interest expense	2,932	18,037	5,627	35,871
(Gain) loss on investments	(641)	—	8,260	—
Loss from equity method investment	—	10,816	7,635	11,514
Other (income) expense, net	(175)	811	489	1,628
Adjusted EBITDA	$388,265	$385,701	$779,549	$761,059

Net income margin	13.2%	18.4%	13.2%	18.4%
Adjusted EBITDA margin	43.0%	45.2%	43.1%	44.9%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of June 30, 2022, our cash, cash equivalents and marketable securities, which consisted of corporate bonds and U.S. government agency obligations, totaled $1.3 billion. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy is also designed to limit the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of June 30, 2022, we had cash and cash equivalents of $329.1 million held in accounts outside the U.S. The U.S. Tax Cuts and Jobs Act establishes a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact. As a result, our liquidity is not expected to be materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Six Months Ended June 30,
(in thousands)	2022	2021
Net income	$238,700	$312,192
Non-cash reconciling items included in net income	398,592	427,568
Changes in operating assets and liabilities	(73,410)	(111,834)
Net cash provided by operating activities	$563,882	$627,926

The decrease in cash provided by operating activities for the six-month period ended June 30, 2022, as compared to the same period in 2021, was primarily due to timing of income tax payments and income tax paid on an intercompany sale of intellectual property.

Cash Used in Investing Activities

	For the Six Months Ended June 30,
(in thousands)	2022	2021
Cash paid for acquisitions, net of cash acquired	$(872,099)	$(15,638)
Purchases of property and equipment and capitalization of internal-use software development costs	(249,526)	(319,288)
Net marketable securities activity	693,707	139,210
Other, net	(4,206)	(212)
Net cash used in investing activities	$(432,124)	$(195,928)

The increase in cash used in investing activities during the six-month period ended June 30, 2022, as compared to the same period in 2021, was due to cash paid for the acquisition of Linode, partially offset by an increase to net marketable securities activities since we used marketable securities to fund our acquisition of Linode in March 2022 and a decrease in purchases of property and equipment as we remain disciplined with the use of our resources to fund other areas that are less capital intensive.

Cash Used in Financing Activities

	For the Six Months Ended June 30,
(in thousands)	2022	2021
Net proceeds from borrowings and repayments under revolving credit facility	$75,000	$—
Activity related to stock-based compensation	(33,997)	(45,138)
Repurchases of common stock	(267,642)	(154,416)
Other, net	(104)	(67)
Net cash used in financing activities	$(226,743)	$(199,621)

The increase in cash used in financing activities during the six-month period ended June 30, 2022, as compared to the same period in 2021, was primarily the result of increases in share repurchases, which was partially offset by borrowings under the revolving credit facility. Effective January 2022, our board of directors authorized a new $1.8 billion share repurchase program through December 2024. As of June 30, 2022, $1.5 billion remained available for future share repurchases under this authorization. Our goal for the share repurchase program is to offset the dilution created by our employee equity compensation programs over time and provide the flexibility to return capital to stockholders as business and market conditions warrant, while still preserving our ability to pursue other strategic opportunities.

During the six-month period ended June 30, 2022, we repurchased 2.6 million shares of common stock at a weighted average price of $104.58 per share for an aggregate of $267.6 million. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

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

Revolving Credit Facility

In May 2018, we entered into a $500.0 million, five-year revolving credit agreement ("the Credit Agreement"). Borrowings under the facility may be used to finance working capital needs and for general corporate purposes. The facility provides for an initial $500.0 million in revolving loans. Under specified circumstances, the facility can be increased to up to $1.0 billion in aggregate principal amount.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. As of June 30, 2022, we had $75.0 million of outstanding borrowings under the Credit Agreement.

Liquidity Outlook

Based on our present business plan, we expect our current cash, cash equivalents and marketable securities balances and our forecasted cash flows from operations to be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating costs, include our expected capital expenditures, investments in information technology, potential strategic acquisitions, anticipated share repurchases, lease and purchase commitments, repayment of amounts outstanding under our Credit Agreement and settlements of other long-term liabilities.

Contractual Obligations

Our principal commitments consist of service agreements with various vendors for bandwidth usage, obligations under leases with co-location facilities for data center capacity, obligations under leases for office space and open vendor purchase orders. Our minimum commitments related to bandwidth usage and co-location leases may vary from period to period depending on the timing and length of contract renewals with our vendors. As of June 30, 2022, there have been no significant changes in our future non-cancelable minimum payments under these commitments from those reported in our annual report on Form 10-K for the year ended December 31, 2021, other than normal period-to-period variations.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, stockholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 13 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2021 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the six months ended June 30, 2022 was determined to be immaterial.

As of June 30, 2022, we did not have any additional material off-balance sheet arrangements.

Significant Accounting Policies and Estimates

See Note 1 and Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for information regarding newly adopted accounting pronouncements, including our adoption of the new standard for accounting for convertible instruments. See also Note 2 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2021. Except for our adoption of the new standard for accounting for convertible instruments, there have been no material changes to our significant accounting policies and estimates from those reported in our annual report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    Our portfolio of cash equivalents and short- and long-term investments is maintained in a variety of securities, including U.S. government agency obligations and high-quality corporate bonds. The majority of our investments are classified as available-for-sale securities and carried at fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes. If market interest rates were to increase by 100 basis points from June 30, 2022 levels, the fair value of our available-for-sale portfolio would decline by approximately $11.5 million.

In August 2019, we issued $1,150.0 million aggregate principal amount of 0.375% convertible senior notes due 2027. In May 2018, we issued $1,150.0 million aggregate principal amount of 0.125% convertible senior notes due 2025. These notes have a fixed annual interest rate, so they do not give rise to financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the notes at face value less an unamortized discount on our condensed consolidated balance sheet, and we present the fair value for required disclosure purposes only.

During the six months ended June 30, 2022, we borrowed under our Credit Agreement, which has a variable rate of interest. A hypothetical 100 basis point increase in interest rates applied to the borrowings during the six months ended June 30, 2022 would increase interest expense by an insignificant amount.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our condensed consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our condensed consolidated statements of income within other expense, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the six months ended June 30, 2022. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of June 30, 2022 and December 31, 2021, there was one customer with an accounts receivable balance greater than 10% of our accounts receivable. We believe that at June 30, 2022, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The revenue growth we have enjoyed in recent years may not continue in future periods and could decline, which could negatively impact our profitability and stock price. Our revenue depends on the amount of services we deliver, continued growth in demand for our delivery, compute and security solutions and our ability to maintain the prices we charge for them. In particular, varying levels of the amount of traffic on our network can have a significant impact on our short term revenue growth rate.

We experienced a significant increase in revenue from our delivery solutions in 2020 due in large part to greater consumption of online media and games during the onset of the COVID-19 pandemic and associated stay-at-home orders across the globe. In 2021 and the first half of 2022, our revenue growth from delivery solutions declined as stay-at-home orders were lifted. Numerous factors impact our revenue, traffic and sales growth including:

•our ability to build on recurring revenue commitments for our security and performance offerings;
•our ability to develop new products;
•factors that influence traffic growth, such as the pace of introduction of over-the-top video delivery initiatives by our customers and the imposition or lifting of restrictions related to the ongoing COVID-19 pandemic;
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

We have experienced significant growth in revenue from our security solutions in recent years. If we do not increase our industry recognition as a security solutions provider, develop or acquire new solutions in a rapidly-changing environment where security threats are constantly evolving or ensure that our solutions operate effectively and are competitive with products offered by others, our security revenue may decline.

We are dependent upon the overall economic health of our current and prospective customers and the continued growth and evolution of information technology. We have experienced revenue declines in recent quarters for portions of our business that include our delivery-based solutions and expect this trend to continue because of continued pricing pressure due to competition and fluctuations in traffic growth rates. For example, approximately 1% of our 2021 revenue had been generated from traffic into Russia, Belarus and Ukraine, and we have experienced a decline in revenue in the first half of 2022 related to the war in Ukraine due to a decrease in traffic in these countries. In addition, in 2021 and the first half of 2022, some of our customers continued to experience disruptions to their businesses following the emergence of COVID-19 variants. These disruptions or changes in international, national, regional and local economic conditions, such as inflation, increasing energy prices, supply constraints, increasing interest rates, foreign currency exchange rate fluctuations, securities market and monetary supply fluctuations, recessionary economic cycles, protracted economic slowdowns or any deterioration in the economy could adversely affect our business. Any of these circumstances would negatively impact our revenues.

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
•maintain pricing and make decisions on pricing strategy;
•counteract multi-vendor policies that could cause customers to reduce their reliance on us;
•handle other competitive threats to our business;
•adapt to changes in our customer contracting models from a committed revenue structure to a "pay-as-you-go" approach, which would make it easier for customers to stop doing business with us, or from traditional overage billing models to ones that do not incorporate surcharges for usage above committed levels; and
•manage the impact of changes in general economic conditions, geopolitical conditions and industry pressures, including fluctuations in foreign currency exchange rates and interest rates, public health issues, natural disasters and public unrest on our ability to sell, market and provide our solutions.

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
•enter new markets more easily or better manage the impact of changes in general economic conditions, geopolitical conditions and industry pressures;
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

We and other companies that compete in this industry and these markets experience continually shifting business relationships, reputations, commercial focuses and business priorities, all of which occur in reaction to industry and market forces and the emergence of new opportunities. These shifts have led or could lead to our customers or partners becoming our competitors; network suppliers no longer seeking to work with us; and large technology companies that previously did not appear to show interest in the markets we seek to address entering into those markets as our competitors. With this constantly changing environment, we may face operational difficulties in adjusting to the changes or our core strategies could become obsolete. Any of these or other developments could harm our business.

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

The complexities in managing the security profile of a distributed network with vast scale and geographic reach that evolves to incorporate new capabilities expose us to both known and unknown vulnerabilities. We have discovered vulnerabilities in software used in our technology, such as the vulnerability in Apache Log4j 2 referred to as “Log4Shell” identified in late 2021 that impacted a large portion of the internet ecosystem, and may have other undiscovered vulnerabilities. These vulnerabilities, resident in either software or configurations, may require significant operational efforts to mitigate and may persist for extended periods of time and the effects of any such vulnerability could be exacerbated. Our ability to detect vulnerabilities could be particularly limited during extraordinary events, such as the ongoing COVID-19 pandemic, or when staff are working remotely and dealing with unusual distractions. Similar security risks exist with respect to acquired companies, our business partners and the third-party vendors that we rely on for aspects of our information technology support services and administrative functions. As a result, we are subject to risks that the activities of our business partners and third-party vendors may adversely affect our business even if an attack or breach does not directly target our systems. See also the risk factor captioned We utilize third-party technology in our business, and failures or vulnerabilities, and/or litigation, related to these technologies may adversely affect our business below.

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

A significant portion of our employee increases, customer additions and revenue growth in recent quarters has been attributable to revenue gains outside the U.S. Our operations in foreign countries subject us to risks that may increase our costs, impact our financial results, disrupt our operations or make our operations less efficient and require significant management attention. These risks include:

•foreign exchange rate risks, including the recent strengthening of the U.S. dollar which has led to a decrease in our revenue and corresponding pressure on our earnings;
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
•macro-economic developments and changes in the labor markets in which we operate;
•geopolitical developments, including any that impact our or our customers’ ability to operate or deliver content to a country;
•other circumstances outside of our control such as trade disputes, political unrest, the imposition of sanctions, export controls, warfare, military or armed conflict, such as the Russian invasion of Ukraine, terrorist attacks, public health emergencies such as the ongoing COVID-19 pandemic, energy crises and natural disasters that could disrupt our ability to provide services or limit customer purchases of them;
•reliance on one or more channel partners over which we have limited control or influence on a day-to-day basis; and
•potentially adverse tax consequences.

We are subject to laws and regulations worldwide that differ among jurisdictions, affecting our operations in areas such as intellectual property ownership and infringement; tax; anti-corruption; internet and technology regulations; foreign exchange controls and cash repatriation; data privacy; competition; consumer protection; and employment. Compliance with such requirements can be onerous and expensive and may otherwise impact our business operations negatively. Although we have policies, controls and procedures designed to help ensure compliance with applicable laws, there can be no assurance that our employees, contractors, suppliers or agents will not violate such laws or our policies. Violations of these laws and regulations can result in fines; criminal sanctions against us, our officers or our employees; prohibitions on the conduct of our business; and damage to our reputation. See also the risk factor captioned Other regulatory developments could negatively impact our business below.

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

Our future operating results will depend on our ability to manage our operations and we believe our culture has been a key contributor to our success to date. As a result of the diversification of our business, personnel growth, increased usage of alternative working arrangements, including the designation of over 90% of roles as flexible and able to work remotely, acquisitions and international expansion in recent years, many of our employees are now based outside of our Cambridge, Massachusetts headquarters; however, most key management decisions are made by a relatively small group of individuals based primarily at our headquarters.

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

Since the first quarter of 2020, due to the ongoing COVID-19 pandemic, nearly all of our employees worldwide have been working remotely. As of May 2022, all of our offices are open for employees who would prefer to work from one of our offices. We rolled out our FlexBase program in May 2022, which allows the more than 90% of our workforce designated as flexible to choose whether they want to work from an Akamai office, their home office or a combination of both. Although we believe a flexible working policy will help us attract and retain talent, the long-term continuation of pandemic-based restrictions and implementation of our FlexBase program could, among other things, negatively impact employee morale and productivity, inhibit our ability to hire and train new employees and impede our ability to support customers at the levels they expect. In addition, certain security systems in homes or other remote workplaces may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Members of our workforce who access company data and systems remotely may not have access to technology that is as robust as that in our offices, which could cause the networks, information systems, applications and other tools available to those remote workers to be more limited or less reliable than in our offices. We may also be exposed to risks associated with the locations of remote workers, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing members of our workforce to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. If we are unable to effectively transition to a hybrid workforce, manage the cybersecurity and other risks of remote work, and maintain our corporate culture and workforce morale, our business could be harmed or otherwise negatively impacted.

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

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, or changes in tax laws, regulations or accounting principles, as well as certain discrete items such as equity-related compensation. In particular, in October 2021, a global consortium of countries agreed to establishing a new framework for international tax reform; if implemented, such reform may increase our tax liabilities and reduce our profitability. We have recorded certain tax reserves to address potential exposures involving our income tax and sales and use tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. We are currently subject to tax audits in various jurisdictions including the Commonwealth of Massachusetts. In the second quarter of 2018, we filed an appeal with the Massachusetts Appellate Tax Board ("MATB"), contesting adverse audit findings relating to our eligibility to claim certain tax benefits and exemptions issued by the Massachusetts Department of Revenue ("DOR"). The City of Cambridge ("Cambridge") was an intervenor in the MATB proceedings. In July 2020, the MATB ruled in our favor. The DOR and Cambridge appealed the MATB decision in January 2022; however in June 2022 the appeal from the DOR was withdrawn. Cambridge has upheld its appeal. If the ultimate outcome of the appeal and other audits are adverse to us, our reserves may not be adequate to cover our total actual liability, and we would need to take a financial charge. Although we believe our estimates, our reserves and the positions we have taken in all jurisdictions are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

We have customer contracts with the U.S. government, as well as foreign, state and local governments and their respective agencies and we may in the future increase sales to government entities. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Such government entities often have the right to terminate these contracts at any time, without cause. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending and demand and payment for our services may be impacted by public sector budgetary cycles and funding authorizations. These factors may combine to potentially limit the revenue we derive from government contracts in the future. Additionally, government contracts generally have requirements that are more complex than those found in commercial enterprise agreements and therefore are more costly to comply with. Such contracts are also subject to audits and investigations that could result in civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

We utilize third-party technology in our business, and failures or vulnerabilities, and/or litigation, related to these technologies may adversely affect our business.

We utilize third-party technology software, services and other technology in order to operate critical functions of our business, including the integration of certain of these technologies into our network, products and services. If these software, services, or other technology become unavailable or contain vulnerabilities, our expenses could increase and our ability to operate our network, provide our products, and our results of operations could be impaired until equivalent software, technology, or services are purchased or developed or any identified vulnerabilities are remedied. If we are unable to procure the necessary third-party technology we may need to acquire or develop alternative technology, or we may have to resort to utilizing alternative technology of lower quality. This could limit and delay our ability to offer new or competitive products and increase our costs of production. As a result, our business could be significantly harmed. In addition, the use of third-party technology may expose us to third-party claims of intellectual property infringement which could cause us to incur significant costs in defense or alternative sourcing.

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

Laws and regulations that apply to the internet related to privacy and international data transfer restrictions could pose risks to our revenues, intellectual property and customer relationships, as well as increase expenses or create other disadvantages to our business.

Privacy laws are rapidly proliferating, changing and evolving globally. Governments, private citizens and privacy advocates with class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. Numerous laws, such as the European Union's General Data Protection Regulation ("GDPR"), and the California Consumer Privacy Act of 2018 ("CCPA"), and industry self-regulatory codes have been enacted, and more laws are being considered that may affect how we use data generated from our network as well as our ability to reach current and prospective customers, understand how our solutions are being used and respond to customer requests allowed under the laws. Any perception that our business practices, our data collection activities or how our solutions operate represent an invasion of privacy or improper practice, whether or not consistent with current regulations and industry practices, may subject us to public criticism or boycotts, class action lawsuits, reputational harm, or actions by regulators, or claims by industry groups or other third parties, all of which could disrupt our business and expose us to liability.

Engineering efforts to build new capabilities to facilitate compliance with increasing international data transfer restrictions and new and changing privacy laws and related customer demands could require us to take on substantial expense and divert engineering resources from other projects. We might experience reduced demand for our offerings if we are unable to engineer products that meet our legal duties or help our customers meet their obligations under the GDPR, the CCPA or other data regulations, or if the changes we implement to comply with such laws and regulations make our offerings less attractive.

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

Although we take steps intended to improve the security controls across our business groups and geographies, our security controls over personal data, our training of employees and third parties on privacy, data security and other practices we follow may not prevent the improper disclosure or misuse of customer or end-user data we process. Improper disclosure or misuse of personal data could harm our reputation, lead to legal exposure to customers or end users, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue.

Other regulatory developments could negatively impact our business.

Local and foreign laws and regulations that apply to the internet related to, among other things, content liability, security requirements, law enforcement access to information, critical infrastructure, international data transfer restrictions and restrictions on social media or other content could pose risks to our revenues, intellectual property and customer relationships as well as increase expenses or create other disadvantages to our business. Section 230 of the U.S. Communications Decency Act, often referred to as Section 230, gives websites that host user-generated content broad protection from legal liability for content posted on their sites. Proposals to repeal or amend Section 230 could expose us to greater legal liability in the conduct of our business. Our Acceptable Use Policy prohibits customers from using our network to deliver illegal or inappropriate content; if customers violate that policy, we may nonetheless face reputational damage or lawsuits related to their content. Regulations have been enacted or proposed in a number of countries that limit the delivery of certain types of content into those countries. Enactment and expansion of such laws and regulations would negatively impact our revenues. For example, restrictions were adopted in India in 2020 prohibiting access to identified Chinese applications which caused a reduction in revenue to us. In addition, such laws and regulations could cause internet service providers, or others, to block our products in order to enforce content blocking efforts. In addition, efforts to block a single product or domain name may end up blocking a number of other products or domain names in an overbroad manner that could affect our business. Interpretations of laws or regulations that would subject us to regulatory supervision or, in the alternative, require us to exit a line of business or a country, could lead to loss of significant revenues and have a negative impact on the quality of our solutions. As noted with privacy compliance above, engineering efforts to build new capabilities to facilitate compliance with law enforcement access requirements, content access restrictions or other regulations could require us to take on substantial expense and divert engineering resources from other projects. These circumstances could harm our profitability.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection, particularly in some regions outside the U.S. We have previously brought lawsuits against entities that we believed were infringing our intellectual property rights but have not always prevailed. Such lawsuits can be expensive and require a significant amount of attention from our management and technical personnel, and the outcomes are unpredictable. Monitoring unauthorized use of our solutions is difficult, and we cannot be certain that the steps we have taken or will take will prevent unauthorized use of our technology. Furthermore, we cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us. If we are unable to protect our proprietary rights from unauthorized use, the value of our intellectual property assets may be reduced. Although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Such licenses may also be non-exclusive, meaning our competition may also be able to access such technology.

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

The long-term effects of climate change on the global economy and our industry in particular remain unknown. For example, changes in weather where we operate may increase the costs of powering and cooling computer hardware we use to develop software and provide cloud-based services. In addition, catastrophic natural disasters, such as an earthquake, fire, flood or other act of God, catastrophic event or pandemic, and any similar disruption, as well as any derivative disruption, such as those to services provided through localized physical infrastructure, including utility or telecommunication outages, or any to the continuity of our, our partners’, suppliers’ and our customers’ workforce, could have a material adverse impact on our business and operating results. Our global operations are dependent on our network infrastructure, technology systems and website, including the supply of servers from our third-party partners, as well as our intellectual property and personnel and any disruption to these dependencies may negatively impact our ability to respond to customers, provide services and maintain local and global business continuity. Furthermore, some of our products and business functions are hosted or carried out by third parties that may be vulnerable to these same types of disruptions, the response to or resolution of which may be beyond our control. Any disruption to our business could cause us to incur significant costs to repair damages to our facilities, equipment, infrastructure and business relationships.

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
•general economic conditions and other macro-economic factors, such as inflationary pressures, foreign currency exchange rate fluctuations, increasing interest rates, recessionary economic cycles, protracted economic slowdowns and overall market volatility;
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

As of the date of this report, we had total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2025, and we had total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2027. We also entered into a credit facility in May 2018 that provides for an initial $500.0 million in revolving loans; under specified circumstances, we would be able to borrow an additional $500.0 million thereunder. As of June 30, 2022, $75.0 million of borrowings was outstanding under the credit facility. Our ability to repay any amounts we borrow under our credit facility, refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the applicable indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through future borrowing under the credit facility or the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. If we do not have sufficient cash upon conversion of the notes or to repurchase the notes following a fundamental change, we would be in default under the terms of the notes, which could seriously harm our business. Although the terms of our credit facility include certain financial ratios that potentially limit our future indebtedness, the terms of the notes do not. If we incur significantly more debt, this could intensify the risks described above.

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

We have complied with Section 404 of the Sarbanes-Oxley Act of 2002 by assessing, strengthening and testing our system of internal controls. Even though we concluded our internal control over financial reporting and disclosure controls and procedures were effective as of the end of the period covered by this report, we need to continue to maintain our processes and systems and adapt them to changes as our business evolves and we rearrange management responsibilities and reorganize our business. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive and time-consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as our business changes, including by expanding our operations in different markets, increasing reliance on channel partners and completing acquisitions, our internal controls may become more complex and we may be required to expend significantly more resources to ensure our internal controls remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact, even if quickly remediated, could reduce the market's confidence in our financial statements and harm our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the second quarter of 2022 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
April 1, 2022 – April 30, 2022	259,734	$119.11	259,734	$1,666,209
May 1, 2022 – May 31, 2022	887,629	98.63	887,629	1,578,663
June 1, 2022 – June 30, 2022	487,453	94.99	487,453	1,532,358
Total	1,634,816	$100.80	1,634,816

(1)Information is based on settlement dates of repurchase transactions.
(2)Consists of shares of our common stock, par value $0.01 per share.
(3)Includes commissions paid.
(4)Effective January 1, 2022, our board of directors authorized a $1.8 billion share repurchase program through December 2024.

Item 6. Exhibits

Exhibit 10.1
Akamai Technologies, Inc. Second Amended and Restated 2013 Stock Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 22922830) filed with the Securities and Exchange Commission on May 13, 2022)

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

August 9, 2022	By:	/s/ Edward McGowan
Edward McGowan
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)