Form 10-Q
period 2022-09-30
AKAMAI TECHNOLOGIES INC
filed 2022-11-08
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 4, 2022: 157,242,292

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data) (unaudited)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$457,816	$536,725
Marketable securities	406,332	541,470
Accounts receivable, net of reserves of $2,454 and $1,397 at September 30, 2022, and December 31, 2021, respectively	622,027	675,926
Prepaid expenses and other current assets	209,398	166,313
Total current assets	1,695,573	1,920,434
Marketable securities	488,526	1,088,048
Property and equipment, net	1,520,428	1,534,329
Operating lease right-of-use assets	803,404	815,754
Acquired intangible assets, net	455,030	313,225
Goodwill	2,753,369	2,156,254
Deferred income tax assets	285,722	168,342
Other assets	105,317	142,287
Total assets	$8,107,369	$8,138,673

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(in thousands, except share data) (unaudited)	September 30, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,051	$109,928
Accrued expenses	329,211	411,590
Deferred revenue	109,792	86,517
Operating lease liabilities	187,776	175,683
Other current liabilities	7,181	6,623
Total current liabilities	753,011	790,341
Deferred revenue	22,290	25,342
Deferred income tax liabilities	38,146	40,974
Convertible senior notes	2,284,147	1,976,167
Operating lease liabilities	681,407	707,087
Other liabilities	95,184	68,748
Total liabilities	3,874,185	3,608,659
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 162,224,467 shares issued and 157,876,611 shares outstanding at September 30, 2022, and 160,512,111 shares issued and outstanding at December 31, 2021	1,622	1,605
Additional paid-in capital	3,104,970	3,340,822
Accumulated other comprehensive loss	(186,672)	(69,105)
Treasury stock, at cost, 4,347,856 shares at September 30, 2022, and no shares at December 31, 2021	(430,269)	—
Retained earnings	1,743,533	1,256,692
Total stockholders’ equity	4,233,184	4,530,014
Total liabilities and stockholders’ equity	$8,107,369	$8,138,673

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data) (unaudited)	2022	2021	2022	2021
Revenue	$881,896	$860,333	$2,688,875	$2,555,865
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	346,450	316,866	1,025,851	943,553
Research and development	94,047	82,899	286,052	242,199
Sales and marketing	123,935	108,514	373,319	336,762
General and administrative	139,425	134,265	433,906	405,275
Amortization of acquired intangible assets	17,374	11,959	47,990	35,446
Restructuring charge	227	565	12,958	5,567
Total costs and operating expenses	721,458	655,068	2,180,076	1,968,802
Income from operations	160,438	205,265	508,799	587,063
Interest and marketable securities income (loss), net	782	2,872	(1,760)	12,186
Interest expense	(2,785)	(18,144)	(8,412)	(54,015)
Other (expense) income, net	(275)	3,635	(9,024)	2,007
Income before provision for income taxes	158,160	193,628	489,603	547,241
Provision for income taxes	(50,006)	(13,648)	(135,114)	(43,555)
Loss from equity method investment	—	(1,064)	(7,635)	(12,578)
Net income	$108,154	$178,916	$346,854	$491,108
Net income per share:
Basic	$0.68	$1.10	$2.17	$3.01
Diluted	$0.68	$1.08	$2.15	$2.96
Shares used in per share calculations:
Basic	158,715	162,767	159,749	162,967
Diluted	159,068	166,318	161,472	166,090

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands) (unaudited)	2022	2021	2022	2021
Net income	$108,154	$178,916	$346,854	$491,108
Other comprehensive loss:
Foreign currency translation adjustments	(39,079)	(21,160)	(86,321)	(28,444)
Change in unrealized loss on investments, net of income tax benefit of $2,605, $353, $8,120 and $1,700 for the three and nine months ended September 30, 2022 and 2021, respectively	(4,514)	(1,009)	(31,246)	(5,081)
Other comprehensive loss	(43,593)	(22,169)	(117,567)	(33,525)
Comprehensive income	$64,561	$156,747	$229,287	$457,583

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(in thousands) (unaudited)	2022	2021
Cash flows from operating activities:
Net income	$346,854	$491,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	444,184	408,933
Stock-based compensation	158,811	153,804
Benefit for deferred income taxes	(34,547)	(30,335)
Amortization of debt discount and issuance costs	3,296	49,284
Loss on investments	15,895	8,898
Other non-cash reconciling items, net	25,094	3,117
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	26,849	(15,225)
Prepaid expenses and other current assets	(42,871)	(15,099)
Accounts payable and accrued expenses	(64,727)	(16,263)
Deferred revenue	23,503	8,263
Other current liabilities	(3,808)	(17,958)
Other non-current assets and liabilities	34,645	(10,864)
Net cash provided by operating activities	933,178	1,017,663
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(872,091)	(15,638)
Purchases of property and equipment	(176,017)	(265,131)
Capitalization of internal-use software development costs	(171,497)	(170,404)
Purchases of short- and long-term marketable securities	—	(611,732)
Proceeds from sales of short- and long-term marketable securities	575,522	438,370
Proceeds from maturities and redemptions of short- and long-term marketable securities	120,433	823,255
Other, net	(4,003)	(1,665)
Net cash (used in) provided by investing activities	(527,653)	197,055
Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock plans	45,989	46,942
Employee taxes paid related to net share settlement of stock-based awards	(71,656)	(88,195)
Repurchases of common stock	(430,269)	(251,257)
Other, net	(281)	(268)
Net cash used in financing activities	(456,217)	(292,778)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(27,237)	(9,228)
Net (decrease) increase in cash, cash equivalents and restricted cash	(77,929)	912,712
Cash, cash equivalents and restricted cash at beginning of period	537,751	353,466
Cash, cash equivalents and restricted cash at end of period	$459,822	$1,266,178

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Nine Months Ended September 30,
(in thousands) (unaudited)	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds received of $8,499 and $14,261 for the nine months ended September 30, 2022 and 2021, respectively	$132,726	$82,003
Cash paid for interest expense	5,031	5,031
Cash paid for operating lease liabilities	168,215	167,457
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	139,814	173,427
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	46,016	56,401
Capitalization of stock-based compensation	24,499	28,271

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$457,816	$1,264,590
Restricted cash	2,006	1,588
Cash, cash equivalents and restricted cash	$459,822	$1,266,178

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended September 30, 2022
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2022	159,469,828	$1,620	$3,054,200	$(143,079)	$(267,642)	$1,635,379	$4,280,478
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	195,331	2	(8,244)				(8,242)
Stock-based compensation			59,014				59,014
Repurchases of common stock	(1,788,548)				(162,627)		(162,627)
Net income						108,154	108,154
Foreign currency translation adjustment				(39,079)			(39,079)
Change in unrealized loss on investments, net of tax				(4,514)			(4,514)
Balance at September 30, 2022	157,876,611	$1,622	$3,104,970	$(186,672)	$(430,269)	$1,743,533	$4,233,184

	Three Months Ended September 30, 2021
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2021	163,018,768	$1,645	$3,743,743	$(31,557)	$(154,416)	$917,242	$4,476,657
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	252,204	2	(11,868)				(11,866)
Stock-based compensation			57,748				57,748
Repurchases of common stock	(846,532)				(96,841)		(96,841)
Net income						178,916	178,916
Foreign currency translation adjustment				(21,160)			(21,160)
Change in unrealized loss on investments, net of tax				(1,009)			(1,009)
Balance at September 30, 2021	162,424,440	$1,647	$3,789,623	$(53,726)	$(251,257)	$1,096,158	$4,582,445

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Nine Months Ended September 30, 2022
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2022	160,512,111	$1,605	$3,340,822	$(69,105)	$—	$1,256,692	$4,530,014
Cumulative-effect adjustment from adoption of new accounting pronouncement			(375,414)			139,987	(235,427)
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,376,712	14	(72,784)				(72,770)
Issuance of common stock under employee stock purchase plan	335,644	3	29,305				29,308
Stock-based compensation			183,041				183,041
Repurchases of common stock	(4,347,856)				(430,269)		(430,269)
Net income						346,854	346,854
Foreign currency translation adjustment				(86,321)			(86,321)
Change in unrealized loss on investments, net of tax				(31,246)			(31,246)
Balance at September 30, 2022	157,876,611	$1,622	$3,104,970	$(186,672)	$(430,269)	$1,743,533	$4,233,184

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Nine Months Ended September 30, 2021
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2021	162,709,720	$1,627	$3,664,820	$(20,201)	$—	$605,050	$4,251,296
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,665,123	16	(88,763)				(88,747)
Issuance of common stock under employee stock purchase plan	358,384	4	31,527				31,531
Stock-based compensation			182,039				182,039
Repurchases of common stock	(2,308,787)				(251,257)		(251,257)
Net income						491,108	491,108
Foreign currency translation adjustment				(28,444)			(28,444)
Change in unrealized loss on investments, net of tax				(5,081)			(5,081)
Balance at September 30, 2021	162,424,440	$1,647	$3,789,623	$(53,726)	$(251,257)	$1,096,158	$4,582,445

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

The convertible senior notes included on the Company's condensed consolidated balance sheet more closely reflect the principal amounts. Prior to the adoption of this guidance, the Company separated its convertible senior notes into a liability and an equity component. The equity portion is now eliminated. The cumulative effect of the changes was an increase to convertible senior notes of $304.7 million, an increase to deferred income tax liabilities of $0.7 million, an increase to deferred income tax assets of $77.7 million, a decrease to property and equipment of $7.7 million and a decrease to additional paid-in capital of $375.4 million on the condensed consolidated balance sheet. The net effect of these adjustments was recorded as an increase to retained earnings as of January 1, 2022.

Additionally, the new guidance eliminates the use of the treasury stock method for convertible instruments that can be settled in whole or in part with equity, when calculating diluted earnings per share. Instead, it requires application of the if-converted method. Under that method, diluted earnings per share would generally be calculated assuming that all the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be antidilutive. The application of the if-converted method reduces the Company’s reported diluted earnings per share after the adoption date. However, in December 2021, the Company made an irrevocable election to settle the principal portion of the convertible senior notes with cash. Accordingly, the if-converted method is only impacted by any potential shares to be delivered for the amount in excess of the principal portion. The changes to the diluted earnings per share guidance did not materially impact the Company's results of operations.

With the elimination of the debt discount created by the equity component, amortization of the debt discount is eliminated, which decreases interest expense, and therefore increases net income and earnings per share, from the period of adoption. This had the effect of increasing basic and diluted earnings per share for the three and nine month periods ended September 30, 2022 by $0.08 and $0.24, respectively.

2. Fair Value Measurements

The following is a summary of available-for-sale marketable securities held as of September 30, 2022 and December 31, 2021 (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of September 30, 2022
Corporate bonds	$642,443	$—	$(25,708)	$616,735	$315,656	$301,079
U.S. government agency obligations	272,093	—	(11,926)	260,167	89,906	170,261
	$914,536	$—	$(37,634)	$876,902	$405,562	$471,340

As of December 31, 2021
Commercial paper	$25,056	$—	$(24)	$25,032	$25,032	$—
Corporate bonds	1,268,991	1,191	(4,275)	1,265,907	459,012	806,895
U.S. government agency obligations	316,728	3	(1,281)	315,450	56,530	258,920
	$1,610,775	$1,194	$(5,580)	$1,606,389	$540,574	$1,065,815

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

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the condensed consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest income in the condensed consolidated statements of income. As of September 30, 2022, the Company held for investment corporate bonds with a fair value of $329.6 million, which were classified as available-for-sale marketable securities that had been in a continuous unrealized loss position for more than 12 months. The unrealized loss related to these corporate bonds was $13.2 million and is included in accumulated other comprehensive loss as of September 30, 2022. The unrealized loss is attributable to changes in interest rates. Based on the evaluation of available evidence, the Company has determined that any unrealized losses do not represent other than temporary impairments.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets as of September 30, 2022 and December 31, 2021 (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
As of September 30, 2022
Cash Equivalents and Marketable Securities:
Money market funds	$2,603	$2,603	$—
Time deposits	85,773	—	85,773
Corporate bonds	616,735	—	616,735
U.S. government agency obligations	260,167	—	260,167
Mutual funds	17,956	17,956	—
	$983,234	$20,559	$962,675

As of December 31, 2021
Cash Equivalents and Marketable Securities:
Money market funds	$109,313	$109,313	$—
Commercial paper	39,031	—	39,031
Corporate bonds	1,265,907	—	1,265,907
U.S. government agency obligations	315,450	—	315,450
Mutual funds	23,129	23,129	—
	$1,752,830	$132,442	$1,620,388

As of September 30, 2022 and December 31, 2021, the Company grouped money market funds and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of September 30, 2022 and December 31, 2021, the Company grouped time deposits, commercial paper, corporate bonds and U.S. government agency obligations using a Level 2 valuation because quoted prices for similar assets in active markets (or identical assets in an inactive market) are available. The Company did not have any transfers of assets between Level 1 or Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2022.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
Due in 1 year or less	$405,562	$540,574
Due after 1 year through 5 years	471,340	1,065,815
	$876,902	$1,606,389

3. Accounts Receivable

Net accounts receivable consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Trade accounts receivable	$445,844	$501,959
Unbilled accounts receivable	178,637	175,364
Gross accounts receivable	624,481	677,323
Allowances for current expected credit losses and other reserves	(2,454)	(1,397)
Accounts receivable, net	$622,027	$675,926

A summary of activity in the accounts receivable allowance for current expected credit losses and other reserves for the nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	September 30, 2022	September 30, 2021
Beginning balance	$1,397	$1,822
Charges to income from operations	4,470	3,510
Collections from customers previously reserved and other	(3,413)	(3,064)
Ending balance	$2,454	$2,268

Charges to income from operations primarily represents charges to provision for doubtful accounts for increases in the allowance for current expected credit losses.

4. Incremental Costs to Obtain a Contract with a Customer

The following table summarizes the deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Deferred costs included in prepaid expenses and other current assets	$34,619	$43,562
Deferred costs included in other assets	24,949	30,436
Total deferred costs	$59,568	$73,998

The following table summarizes additional information related to incremental costs to obtain a contract with a customer for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization expense related to deferred costs	$12,498	$14,901	$40,670	$43,304
Incremental costs capitalized	9,733	13,164	30,486	36,957

Amortization expense related to deferred costs is primarily included in sales and marketing expense in the condensed consolidated statements of income.

5. Acquired Intangible Assets and Goodwill

Acquired intangible assets that are subject to amortization consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	$326,538	$(152,842)	$173,696	$257,857	$(128,715)	$129,142
Customer-related intangible assets	477,512	(236,710)	240,802	398,182	(216,192)	181,990
Non-compete agreements	224	(149)	75	258	(107)	151
Trademarks and trade names	14,631	(7,160)	7,471	8,039	(6,097)	1,942
Acquired license rights	34,810	(1,824)	32,986	490	(490)	—
Total	$853,715	$(398,685)	$455,030	$664,826	$(351,601)	$313,225

Aggregate expense related to amortization of acquired intangible assets for the three and nine months ended September 30, 2022 was $17.4 million and $48.0 million, respectively. Aggregate expense related to amortization of acquired intangible assets for the three and nine months ended September 30, 2021 was $12.0 million and $35.4 million, respectively. Based on the Company’s acquired intangible assets as of September 30, 2022, aggregate expense related to amortization of acquired intangible assets is expected to be $17.4 million for the remainder of 2022, and $63.5 million, $59.2 million, $61.2 million and $56.3 million for 2023, 2024, 2025 and 2026, respectively.

The change in the carrying amount of goodwill for the nine months ended September 30, 2022 was as follows (in thousands):

Balance as of January 1, 2022	$2,156,254
Acquisition of Linode Limited Liability Company	617,695
Measurement period adjustments related to an acquisition completed in 2021	2,630
Foreign currency translation	(23,210)
Balance as of September 30, 2022	$2,753,369

The Company tests goodwill for impairment at least annually. Through the date the interim condensed consolidated financial statements were issued, no triggering events had occurred that would indicate that a potential impairment exists.

6. Acquisitions

Acquisition-related costs during the three and nine months ended September 30, 2022 were $0.2 million and $10.6 million, respectively, and are included in general and administrative expense in the condensed consolidated statements of income. Pro forma results of operations for the acquisition completed during the nine months ended September 30, 2022 have not been presented because the effects of the acquisition were not material to the Company's consolidated financial results.

Linode

In March 2022, the Company acquired all the outstanding equity interests of Linode Limited Liability Company ("Linode") for $898.5 million in cash. Linode is an infrastructure-as-a-service platform provider that allows for developer-friendly cloud computing capabilities. The acquisition is intended to enhance the Company’s computing services by enabling it to create a unique cloud platform to build, run and secure applications from the cloud to the edge. Revenue attributable to Linode since the date of the acquisition, included in the Company's condensed consolidated statements of income, for the three and nine months ended September 30, 2022 was $33.1 million and $68.9 million, respectively. Earnings included in the Company's condensed consolidated statements of income since the date of the acquisition are not material.

The following table represents the preliminary allocation of the purchase price for Linode (in thousands):

Total purchase consideration	$898,516

Allocation of the purchase consideration:
Cash	$26,678
Accounts receivable	7,171
Prepaid expenses and other current assets	4,478
Property and equipment	56,268
Operating lease right-of-use assets	17,000
Identifiable intangible assets	196,020
Goodwill	617,695
Deferred income tax assets	2,528
Other assets	292
Total assets acquired	928,130
Accounts payable	(5,767)
Accrued expenses	(1,958)
Operating lease liabilities	(17,235)
Other liabilities	(4,654)
Total liabilities assumed	(29,614)
Net assets acquired	$898,516

As of September 30, 2022, the purchase price allocation was substantially complete except for the finalization of certain income tax matters and net working capital. Measurement period adjustments to goodwill recognized during the nine months ended September 30, 2022 were $29.3 million and primarily related to property and equipment and intangible asset adjustments. The measurement period adjustments did not have a material effect on the Company's results of operations.

The value of the goodwill can be attributed to a number of business factors, including a trained technical workforce and cost synergies expected to be realized. The Company expects that all of the goodwill related to the acquisition of Linode will be deductible for tax purposes.

The following were the identified intangible assets acquired and their respective weighted average useful lives (in thousands, except years):

	Gross Carrying Amount	Weighted Average Useful Life (in years)
Customer-related intangible assets	$84,200	17
Completed technologies	70,900	6
Acquired license rights	34,320	15
Trademarks and trade name	6,600	9
Total	$196,020

The Company applied the relief-from-royalty method to estimate the fair values of the completed technologies and trademarks and the excess earnings method to estimate the fair values of the customer-related acquired intangible assets. The Company used readily available market data to estimate the fair values of the acquired license rights. The total weighted average amortization period for the intangible assets acquired from Linode is 12.2 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

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

Prior to January 1, 2022, in accounting for the issuance of the 2027 Notes, the Company separated the 2027 Notes into liability and equity components. The carrying cost of the liability component was calculated by measuring the fair value of a similar debt obligation that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2027 Notes. The difference between the principal amount of the 2027 Notes and the proceeds allocated to the liability component (“debt discount”) is amortized to interest expense using the effective interest method over the term of the 2027 Notes. The equity component is recorded in additional paid-in capital in the condensed consolidated balance sheet to meet the conditions for equity classification. On January 1, 2022, the Company adopted the new guidance for accounting for convertible instruments, which eliminated the equity component. Refer to Note 1 to the condensed consolidated financial statements included elsewhere in this report for details on the new guidance for accounting for convertible instruments.

Initially, the Company allocated the total transaction costs incurred to the liability and equity components based on their relative values. However, subsequent to the adoption of the new guidance for accounting for convertible instruments, all transaction costs are presented as a reduction to the 2027 Notes. Prior to January 1, 2022, transaction costs attributable to the liability component were being amortized to interest expense over the term of the 2027 Notes, and subsequent to the adoption of the new guidance, all transaction costs are being amortized to interest expense over the term of the 2027 Notes.

The 2027 Notes consisted of the following components as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount and issuance costs, net of amortization	(9,176)	(169,030)
Net carrying amount	$1,140,824	$980,970

Equity component:	$—	$220,529

The estimated fair value of the 2027 Notes at September 30, 2022 and December 31, 2021 was $1,077.2 million and $1,359.3 million, respectively. The fair value was determined based on the quoted price of the 2027 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $80.32 on September 30, 2022, the value of the 2027 Notes if converted to common stock was less than the principal amount of $1,150.0 million.

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

Prior to January 1, 2022, in accounting for the issuance of the 2025 Notes, the Company separated the 2025 Notes into liability and equity components. The carrying cost of the liability component was calculated by measuring the fair value of a similar debt obligation that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2025 Notes. The difference between the principal amount of the 2025 Notes and the proceeds allocated to the liability component (“debt discount”) is amortized to interest expense using the effective interest method over the term of the 2025 Notes. The equity component is recorded in additional paid-in capital in the condensed consolidated balance sheet to meet the conditions for equity classification. On January 1, 2022, the Company adopted the new guidance for accounting for convertible instruments, which eliminated the equity component. Refer to Note 1 to the condensed consolidated financial statements included elsewhere in this report for details on the new guidance for accounting for convertible instruments.

Initially, the Company allocated the total transaction costs incurred to the liability and equity components based on their relative values. However, subsequent to the adoption of the new guidance for accounting for convertible instruments, all transaction costs are presented as a reduction to the 2025 Notes. Prior to January 1, 2022, transaction costs attributable to the liability component were being amortized to interest expense over the term of the 2025 Notes, and subsequent to the adoption of the new guidance, all transaction costs are being amortized to interest expense over the term of the 2025 Notes.

The 2025 Notes consisted of the following components as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount and issuance costs, net of amortization	(6,677)	(154,803)
Net carrying amount	$1,143,323	$995,197

Equity component:	$—	$285,225

The estimated fair value of the 2025 Notes at September 30, 2022 and December 31, 2021 was $1,171.0 million and $1,510.4 million, respectively. The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $80.32 on September 30, 2022, the value of the 2025 Notes if converted to common stock was less than the principal amount of $1,150.0 million.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. There were no outstanding borrowings under the Credit Agreement as of September 30, 2022.

Interest Expense

The 2027 Notes bear interest at a fixed rate of 0.375%, with interest payable semi-annually on March 1 and September 1 of each year. The 2025 Notes bear interest at a fixed rate of 0.125% with interest payable semi-annually on May 1 and November 1 of each year. The Company is also obligated to pay ongoing commitment fees under the terms of the Credit Agreement, in addition to interest payable on outstanding borrowings. Prior to the adoption of the new guidance for accounting for convertible instruments on January 1, 2022, the Company also amortized as interest expense the value of debt discounts of the 2027 Notes and the 2025 Notes. The following table sets forth total interest expense included in the condensed consolidated statements of income for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization of debt discounts and issuance costs	$1,170	$17,504	$3,507	$52,029
Coupon interest payable on 2025 Notes	360	358	1,078	1,076
Coupon interest payable on 2027 Notes	1,078	1,078	3,234	3,234
Interest payable under the Credit Agreement	261	141	804	421
Capitalization of interest expense	(84)	(937)	(211)	(2,745)
Total interest expense	$2,785	$18,144	$8,412	$54,015

8. Restructuring

During the first quarter of 2022, Mitsubishi UFJ Financial Group ("MUFG"), the majority owner of Global Open Network, Inc. (“GO-NET"), announced its intention to suspend the operations of GO-NET and to eventually liquidate it. The Company has a 20% stake in GO-NET and provided services to GO-NET through June 30, 2022. As a result of MUFG's intention to suspend operations, the Company recorded as a restructuring charge an impairment of $7.5 million during the nine months ended September 30, 2022, primarily related to certain capitalized internal-use software assets that will no longer be used in operations or will not generate sufficient future cash flows to support their values. The Company does not expect to incur material additional charges related to this action.

Additionally, the Company launched its FlexBase program in May 2022, which is a flexible workspace arrangement that allows employees to choose to work from their home office, a Company office or a combination of both. This is a significant change to the way employees worked prior to the program, and prior to office shutdowns as part of the COVID-19 pandemic. Planning for the program commenced in 2021, and in the fourth quarter of 2021, the Company identified certain facilities that were no longer needed. As a result, an impairment of right-of-use assets and leasehold improvements was recognized. The Company has incurred expenses of $6.8 million related to this program, of which $3.1 million was incurred during the nine months ended September 30, 2022. Management is still evaluating the Company's future work environment and additional charges related to such type of action may occur in 2022.

During the fourth quarter of 2020, management committed to an action to restructure certain parts of the Company to better position itself to become more agile in delivering its solutions. As a result, certain headcount reductions were necessary and certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and implemented due to this action. The Company incurred expenses of $31.5 million as part of this action, of which $0.4 million and $7.9 million was incurred during the three and nine months ended September 30, 2021, respectively, and an insignificant amount was incurred during the three and nine months ended September 30, 2022. The Company does not expect to incur any additional charges related to this action.

The Company also recognizes restructuring charges for redundant employees, facilities and contracts associated with completed acquisitions.

9. Stockholders’ Equity

Share Repurchase Program

Effective January 2022, the board of directors of the Company authorized a $1.8 billion share repurchase program through December 2024. During the three and nine months ended September 30, 2022, the Company repurchased 1.8 million and 4.3 million shares of its common stock, respectively, for $162.6 million and $430.3 million, respectively. The Company's goals for the share repurchase program are to offset the dilution created by its employee equity compensation programs over time and provide the flexibility to return capital to stockholders as business and market conditions warrant, while still preserving its ability to pursue other strategic opportunities.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$7,237	$6,738	$20,604	$20,708
Research and development	18,698	16,329	56,338	50,635
Sales and marketing	11,375	10,973	35,153	34,998
General and administrative	13,392	14,978	46,716	47,463
Total stock-based compensation	50,702	49,018	158,811	153,804
Provision for income taxes	(10,076)	(11,683)	(36,980)	(40,245)
Total stock-based compensation, net of income taxes	$40,626	$37,335	$121,831	$113,559

In addition to the amounts of stock-based compensation reported in the table above, the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2022 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $7.6 million, and $22.9 million, respectively, before taxes, and for the three and nine months ended September 30, 2021 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $7.9 million and $24.5 million, respectively, before taxes.

10. Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the nine months ended September 30, 2022 (in thousands):

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Investments	Total
Balance as of January 1, 2022	$(71,809)	$2,704	$(69,105)
Other comprehensive loss	(86,321)	(31,246)	(117,567)
Balance as of September 30, 2022	$(158,130)	$(28,542)	$(186,672)

Amounts reclassified from accumulated other comprehensive loss to net income were immaterial for the nine months ended September 30, 2022.

11. Revenue from Contracts with Customers

The Company sells its solutions through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. The following table summarizes revenue by geography included in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
U.S.	$461,087	$448,792	$1,419,248	$1,361,525
International	420,809	411,541	1,269,627	1,194,340
Total revenue	$881,896	$860,333	$2,688,875	$2,555,865

The Company reports its revenue in three solution categories: security, delivery and compute. Prior to January 1, 2022, revenue by solution was reported by product group: Security Technology Group and Edge Technology Group. Revenue from security solutions was previously presented as Security Technology Group revenue and revenue from delivery and compute solutions was previously presented as Edge Technology Group revenue. The periods presented prior to January 1, 2022 have been revised to reflect this new presentation. Security includes solutions that are designed to protect business online by keeping infrastructure, websites, applications and users safe. Delivery includes solutions that are designed to enable business online, including media delivery and web performance. Compute includes cloud computing, edge applications, cloud optimization and storage. The following table summarizes revenue by solution category included in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Security	$379,509	$334,649	$1,141,740	$969,996
Delivery	393,248	462,068	1,254,074	1,402,476
Compute	109,139	63,616	293,061	183,393
Total revenue	$881,896	$860,333	$2,688,875	$2,555,865

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

During the nine months ended September 30, 2022 and 2021, the Company recognized $95.9 million and $72.2 million of revenue that was included in deferred revenue as of December 31, 2021 and 2020, respectively.

As of September 30, 2022, the aggregate amount of remaining performance obligations from contracts with customers was $3.2 billion. The Company expects to recognize approximately 65% of its remaining performance obligations as revenue over the next 12 months, with the remainder recognized thereafter. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration such as usage-based contracts with no committed contract as well as anticipated renewed contracts. Revenue recognized during each of the nine months ended September 30, 2022 and 2021, related to performance obligations satisfied in previous periods was not material.

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

In the second quarter of 2018, the Company filed an appeal with the Massachusetts Appellate Tax Board (“MATB”) contesting adverse audit findings related to certain tax benefits and exemptions issued by the Massachusetts Department of Revenue (the "DOR"). The City of Cambridge, Massachusetts ("Cambridge") was an intervenor in the MATB proceedings. In July 2020, the MATB ruled in the Company’s favor. The DOR and Cambridge appealed the MATB decision in January 2022; however in June 2022 and October 2022, the DOR and Cambridge each respectively withdrew their appeals. The withdrawal of the appeals had an immaterial impact to the Company’s financial statements and the case is now closed.

The Company’s effective income tax rate was 27.6% and 8.0% for the nine months ended September 30, 2022 and 2021, respectively. The higher effective tax rate for the nine months ended September 30, 2022 is primarily due to an intercompany sale of intellectual property, an increase in tax on global intangible low taxed income and a decrease in the excess tax benefit related to stock-based compensation.

For the nine months ended September 30, 2022, the effective income tax rate was higher than the federal statutory tax rate due to an intercompany sale of intellectual property, tax on global intangible low taxed income and non-deductible stock-based compensation. These amounts were partially offset by foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits.

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

13. Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options, restricted stock units (“RSUs”), deferred stock units (“DSUs”), convertible senior notes and warrants issued by the Company. For the three and nine months ended September 30, 2022, the dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method and the dilutive effect of the convertible securities is reflected in diluted earnings per share by application of the if-converted method. For the three and nine months ended September 30, 2021, the dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method.

The following table sets forth the components used in the computation of basic and diluted net income per share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$108,154	$178,916	$346,854	$491,108
Denominator:
Shares used for basic net income per share	158,715	162,767	159,749	162,967
Effect of dilutive securities:
Stock options	1	3	17	19
RSUs and DSUs	352	1,520	746	1,515
Convertible senior notes	—	2,028	960	1,589
Warrants related to issuance of convertible senior notes	—	—	—	—
Shares used for diluted net income per share	159,068	166,318	161,472	166,090
Basic net income per share	$0.68	$1.10	$2.17	$3.01
Diluted net income per share	$0.68	$1.08	$2.15	$2.96

For the three and nine months ended September 30, 2022 and 2021, certain potential outstanding common shares issuable in respect of stock options, service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding common shares excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Service-based RSUs	2,478	149	2,313	811
Market- and performance-based RSUs	1,022	1,189	1,032	1,248
Convertible senior notes	—	9,898	—	9,898
Warrants related to issuance of convertible senior notes	21,991	21,991	21,991	21,991
Total shares excluded from computation	25,491	33,227	25,336	33,948

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

Overview

We provide solutions to power and protect life online. The key factors that influence our financial success are our ability to build on recurring revenue commitments for our security and performance offerings, increase traffic on our network, continue to develop, scale and successfully bring to market our cloud computing platform and compute-to-edge solutions that meet the needs of professional users and enterprises, effectively manage the prices we charge for our solutions, develop new products and appropriately manage our capital spending and other expenses. The purpose of this discussion and analysis section is to provide material information relevant to an assessment of our financial condition and results of operations from management’s perspective, including to describe and explain key trends, events and other factors that impacted our reported results and that are likely to impact our future performance.

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

We have observed the following trends related to our revenue in recent years:

•Increased sales of our security solutions, led by application security solutions and segmentation solutions from our Guardicore Ltd. ("Guardicore") acquisition, and more recently, increased sales of our compute solutions primarily attributable to our acquisition of Linode Limited Liability Company ("Linode") in the first quarter of 2022, have made a significant contribution to revenue growth. During the first nine months of 2022, security and compute revenue represented over half of our total revenue. We plan to continue to invest in these areas with a focus on further enhancing our product portfolios and extending our go-to-market capabilities, particularly in certain markets and through our channel partners.

•During 2020 and early 2021, we saw a dramatic increase in traffic growth on our network due to the shutdowns and restrictions related to the COVID-19 pandemic. While traffic on our network continues to grow as compared to prior years, the rate of traffic growth has decelerated. Our delivery revenue was negatively impacted by the deceleration, which we believe is partly due to the rollback of COVID-19 pandemic-related restrictions. We expect slower traffic growth rates for the remainder of 2022 as we and other companies manage through a time of economic headwinds and uncertainty.

•The prices paid by some of our customers have declined in recent years due to competition and contract renewals, which negatively impacts our revenue growth rates. We have been able to mitigate some of the negative impacts to our revenue growth rates by upselling incremental solutions to our existing customers and by adding new customers. Additionally, we are taking steps to ensure that customer traffic volumes and unit pricing are aligned.

•Revenue from our international operations has generally been growing at a faster pace over the last couple of years than from our U.S. operations, particularly in terms of new customer acquisition and cross-selling of incremental solutions. Because we publicly report in U.S. dollars, and due to the strengthening U.S. dollar, our reported revenue results have been negatively impacted during the first nine months of 2022. We expect to continue to be impacted by the strengthening U.S. dollar during the remainder of 2022.

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

•Network build-out and supporting service costs represent another significant portion of our cost of revenue. These costs include maintenance and supporting services incurred as we continue to build-out and maintain our global network, and costs of third-party cloud providers used for some of our operations. We have seen these costs increase in recent years, as a result of our network expansion and increased use of third-party cloud services. As we continue to invest in our network in support of our strategic initiatives, including migrating from third-party cloud providers to our own cloud solutions, we will need to effectively manage our network build-out and supporting costs.

•Our employees are core to the operations of our business, and payroll and related costs, including stock-based compensation, is one of our largest expenses. It is important to the success of operations that we offer competitive compensation packages. However, we remain disciplined in allocating our resources to support our faster growing security and compute solutions, including maintaining operational efficiencies to mitigate the rising cost of talent. We are currently limiting our hiring to our most critical areas, including closing a number of open positions. In addition, we are re-tasking certain employees to build, scale and deliver our compute solutions.

•Depreciation expense related to our network equipment also contributes to our overall expense levels. In recent years we have invested in our network as traffic levels have increased, which increased our capital expenditures and resulting depreciation expense. However, our overall investment strategy in the near term is to shift away from investments in the network to support peak delivery capacity, and instead further invest in support of our faster growing security and compute solutions. As a result, for the remainder of 2022, we do not expect our capital expenditures to be at the levels they have been in recent years.

•Growth in our international operations incrementally increases our exposure to foreign currency fluctuations. Due to the strengthening U.S. dollar, our expenses that are denominated in foreign currencies have been positively impacted and partially offset the negative impact on revenue, resulting in a negative overall impact on our profit margins. We expect this impact on expenses to continue during the remainder of 2022.

Recent Acquisitions

In March 2022, we acquired all of the outstanding equity interests of Linode for $898.5 million. Linode is an infrastructure-as-a-service platform provider that allows for developer-friendly cloud computing capabilities. The acquisition is intended to enhance our computing services by enabling us to create a unique cloud platform to build, run and secure applications from the cloud to the edge. Linode had approximately 250 employees when we completed the acquisition.

In October 2021, we acquired Guardicore for $610.7 million in cash. Guardicore's micro-segmentation solution is designed to limit user access to only those applications that are authorized to communicate with each other, thereby limiting the spread of malware and protecting the flow of enterprise data across the network. Guardicore had approximately 270 employees when we completed the acquisition, and the acquisition is expected to be dilutive to our earnings per share at least through 2022.

Remote Work

In May 2022, we launched our FlexBase program, which allows the more than 90% of our workforce designated as flexible to choose whether they want to work from an Akamai office, their home office or a combination of both. Our operations have not been significantly disrupted by the shift to remote working. While we have incurred and expect to continue to incur expenses associated with enabling remote work, reconfiguring work spaces and re-thinking our facility footprint and the way we utilize office space, we do not currently believe those costs will materially impact our financial condition or results of operations.

Global Developments

Since the start of 2022, several global macroeconomic and geopolitical developments have emerged. These developments impacted our traffic growth rates, and as a result, our revenue growth rates. For the remainder of 2022, we anticipate they may have a significant impact on our results of operations. Specifically, we were negatively impacted by the strengthening of the U.S. dollar which is expected to have a continuing negative impact on our revenue and profitability for the remainder of 2022. We have also experienced a decline in revenue related to the war in Ukraine. Approximately 1% of our 2021 revenue was generated from traffic we served into Russia, Belarus and Ukraine. We have seen a decrease in traffic in these countries since the war began in late February 2022 and expect to continue to experience a decline in 2022 as compared to 2021. In addition, we, along with our customers, continue to manage through an uncertain period with escalating inflation, growing recessionary concerns and rising interest rates. As a result of the uncertain macroeconomic environment, we have experienced elongated sales cycles with our customers and prospects, and expect to continue to experience elongated sales cycles for the remainder of 2022. Our board of directors is continuing to oversee risks related to macroeconomic and geopolitical developments, including the ongoing war in Ukraine, and management is monitoring these developments, including the potential impact from the war on our business. As a result of overall macroeconomic trends, growing concerns of a potential global recession and future projections of traffic consumption that suggest traffic growth will moderate as restrictions related to the COVID-19 pandemic are lifted, we anticipate our traffic will grow, but at a more moderate pace than we have experienced previously. The extent of the ongoing impact of these macroeconomic events on our business and on global economic activity is uncertain and may continue to adversely affect our business, operations and financial results.

Results of Operations

The following table sets forth, as a percentage of revenue, condensed consolidated statements of income data for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	39.3	36.8	38.2	36.9
Research and development	10.7	9.6	10.6	9.5
Sales and marketing	14.1	12.6	13.9	13.2
General and administrative	15.8	15.6	16.1	15.9
Amortization of acquired intangible assets	2.0	1.4	1.8	1.4
Restructuring charge	—	0.1	0.5	0.2
Total costs and operating expenses	81.9	76.1	81.1	77.1
Income from operations	18.1	23.9	18.9	22.9
Interest and marketable securities income (loss), net	0.1	0.3	(0.1)	0.5
Interest expense	(0.3)	(2.1)	(0.3)	(2.1)
Other (expense) income, net	—	0.4	(0.3)	0.1
Income before provision for income taxes	17.9	22.5	18.2	21.4
Provision for income taxes	(5.7)	(1.6)	(5.0)	(1.7)
Loss from equity method investment	—	(0.1)	(0.3)	(0.5)
Net income	12.2%	20.8%	12.9%	19.2%

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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	% Change	% Change at Constant Currency	2022	2021	% Change	% Change at Constant Currency
Security	$379,509	$334,649	13.4%	18.9%	$1,141,740	$969,996	17.7%	21.8%
Delivery	393,248	462,068	(14.9)	(11.1)	1,254,074	1,402,476	(10.6)	(7.7)
Compute	109,139	63,616	71.6	76.6	293,061	183,393	59.8	63.6
Total revenue	$881,896	$860,333	2.5%	7.1%	$2,688,875	$2,555,865	5.2%	8.6%

During the three- and nine-month periods ended September 30, 2022, the increase in our revenue as compared to the same periods in 2021 was primarily the result of continued strong growth in sales of our security solutions, in addition to growth in compute solutions. However, these increases were negatively impacted by the significant strengthening of the U.S. dollar and a decline in revenue from our delivery solutions.

The increase in security solutions revenue for the three- and nine-month periods ended September 30, 2022, as compared to the same periods in 2021, was due to growth across our security solutions portfolio, including our application security portfolio, driven by application and application performance interfaces ("API") protection, as well as our Zero Trust Enterprise portfolio, which is led by our Guardicore segmentation solution.

The decrease in delivery solutions revenue for the three- and nine-month periods ended September 30, 2022, as compared to the same periods in 2021, was primarily due to deceleration in traffic growth among our largest customers. We believe the decrease is attributed to macroeconomic challenges our customers are experiencing and the impact of some large renewals that we completed in the first half of the year.

The increase in compute solutions revenue for the three- and nine-month periods ended September 30, 2022, as compared to the same periods in 2021, was primarily due to strong growth in compute products, including through the acquisition of Linode in the first quarter of 2022, and continued growth in cloud optimization solutions. Revenue attributable from Linode since the date of the acquisition, and included in our condensed consolidated statements of income, for the three and nine months ended September 30, 2022 was $33.1 million and $68.9 million, respectively.

Revenue derived in the U.S. and internationally during the periods presented was as follows (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	% Change	% Change at Constant Currency	2022	2021	% Change	% Change at Constant Currency
U.S.	$461,087	$448,792	2.7%	2.7%	$1,419,248	$1,361,525	4.2%	4.2%
International	420,809	411,541	2.3	11.8	1,269,627	1,194,340	6.3	13.6
Total revenue	$881,896	$860,333	2.5%	7.1%	$2,688,875	$2,555,865	5.2%	8.6%

For the three-month period ended September 30, 2022, approximately 47.7% of our revenue was derived from our operations located outside the U.S., compared to 47.8% for the three-month period ended September 30, 2021. For the nine-month period ended September 30, 2022, approximately 47.2% of our revenue was derived from our operations located outside the U.S., compared to 46.7% for the nine-month period ended September 30, 2021. We have generally seen revenue growth across all our international regions. No single country outside the U.S. accounted for 10% or more of revenue during either of these periods. Changes in foreign currency exchange rates impacted our revenue by an unfavorable $38.9 million and $86.0 million during the three- and nine-month periods ended September 30, 2022, as compared to the same periods in 2021. We expect to continue to be negatively impacted by the significant strengthening of the U.S. dollar for the remainder of 2022.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Bandwidth fees	$50,330	$52,030	(3.3)%	$152,275	$159,920	(4.8)%
Co-location fees	45,670	43,714	4.5	145,576	129,991	12.0
Network build-out and supporting services	51,528	38,640	33.4	140,864	115,896	21.5
Payroll and related costs	75,060	68,476	9.6	223,482	205,468	8.8
Acquisition-related costs	1,608	—	100.0	3,372	—	100.0
Stock-based compensation, including amortization of prior capitalized amounts	14,476	14,162	2.2	42,360	43,723	(3.1)
Depreciation of network equipment	65,984	58,138	13.5	194,094	165,635	17.2
Amortization of internal-use software	41,794	41,706	0.2	123,828	122,920	0.7
Total cost of revenue	$346,450	$316,866	9.3%	$1,025,851	$943,553	8.7%
As a percentage of revenue	39.3%	36.8%		38.2%	36.9%

The increase in cost of revenue for the three- and nine-month periods ended September 30, 2022, as compared to the same periods in 2021, was due to increased network build-out and supporting services, particularly related to increased supporting services for third-party cloud applications, increased investment in our network in prior years to support traffic growth, which resulted in higher depreciation costs of our network equipment, and increased payroll and related costs as a result of increased headcount due to the acquisition of Linode. The increase in cost of revenue for the nine-month period ended September 30, 2022, as compared to the same period in 2021, was due in part to growth in expenses related to our co-location facilities including energy to power our network.

During the remainder of 2022, we expect our cost of revenue to increase as compared to 2021, in particular costs for supporting services for third-party cloud applications, depreciation of network equipment and payroll and related costs, due to investments in our network to support the continued strong growth of our security and compute solutions. We plan to continue to focus our efforts on managing our operating margins, including our bandwidth, co-location and network build-out costs. In particular, we are taking steps to shift workloads to our own cloud solutions, which we expect will reduce third-party cloud application expense.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Payroll and related costs	$113,571	$112,380	1.1%	$347,196	$338,169	2.7%
Stock-based compensation	18,698	16,329	14.5	56,338	50,635	11.3
Capitalized salaries and related costs	(45,417)	(49,309)	(7.9)	(137,557)	(156,275)	(12.0)
Acquisition-related costs	699	—	100.0	1,467	—	100.0
Other expenses	6,496	3,499	85.7	18,608	9,670	92.4
Total research and development	$94,047	$82,899	13.4%	$286,052	$242,199	18.1%
As a percentage of revenue	10.7%	9.6%		10.6%	9.5%

The increase in research and development expenses during the three- and nine-month periods ended September 30, 2022, as compared to the same periods in 2021, was due to a reduction in capitalized salaries and related costs as a result of a shift in resources and other expenses due to an increase in the use of third-party cloud applications.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three-month periods ended September 30, 2022 and 2021, we capitalized $7.6 million and $7.7 million, respectively, of stock-based compensation. During the nine-month periods ended September 30, 2022 and 2021, we capitalized $22.4 million and $24.8 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, ranging from two to seven years based on the software developed and its expected useful life.

We expect research and development costs to increase in the remainder of 2022, in particular payroll and related costs, to support the continued strong growth of our security and compute solutions and employees acquired through recent acquisitions.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Payroll and related costs	$92,055	$86,663	6.2%	$278,351	$268,177	3.8%
Stock-based compensation	11,375	10,973	3.7	35,153	34,998	0.4
Marketing programs and related costs	14,099	9,416	49.7	41,790	28,163	48.4
Acquisition-related costs	699	—	100.0	1,467	—	100.0
Other expenses	5,707	1,462	290.4	16,558	5,424	205.3
Total sales and marketing	$123,935	$108,514	14.2%	$373,319	$336,762	10.9%
As a percentage of revenue	14.1%	12.6%		13.9%	13.2%

The increase in sales and marketing expenses during the three- and nine-month periods ended September 30, 2022, as compared to the same periods in 2021, was due to increased marketing programs and related costs due to advertising and customer events held in the first nine months of 2022. Other expenses also increased due to travel associated with customer events and meetings, as well as a sales recognition event during the second quarter of 2022. Such events and travel costs were higher in 2022 than in 2021 due to the rollback of COVID-19 pandemic-related restrictions that had been in place in the prior year.

During the remainder of 2022, we expect our sales and marketing expenses to increase as compared to 2021, as a result of continued marketing programs and related costs and travel associated with customer events and meetings. However, we plan to continue to carefully manage costs while we refine and optimize our go-to-market efforts.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Payroll and related costs	$53,712	$52,799	1.7%	$160,003	$164,223	(2.6)%
Stock-based compensation	13,392	14,978	(10.6)	46,716	47,463	(1.6)
Depreciation and amortization	18,682	20,549	(9.1)	56,783	61,947	(8.3)
Facilities-related costs	26,093	26,056	0.1	79,492	75,248	5.6
Provision for doubtful accounts	1,179	275	328.7	2,996	986	203.9
Acquisition-related costs	2,890	1,316	119.6	16,304	1,520	972.6
Other expenses	23,477	18,292	28.3	71,612	53,888	32.9
Total general and administrative	$139,425	$134,265	3.8%	$433,906	$405,275	7.1%
As a percentage of revenue	15.8%	15.6%		16.1%	15.9%

The increase in general and administrative expenses for the three- and nine-month periods ended September 30, 2022, as compared to the same periods in 2021, was due to other expenses related to an increase in professional service fees and software-related costs to support our operations and acquisition-related costs primarily related to our acquisition of Linode.

General and administrative expenses for the three- and nine-month periods ended September 30, 2022 and 2021 are broken out by category as follows (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Global functions	$49,553	$49,738	(0.4)%	$156,129	$158,851	(1.7)%
As a percentage of revenue	5.6%	5.8%		5.8%	6.2%
Infrastructure	85,803	82,928	3.5	258,449	243,915	6.0
As a percentage of revenue	9.7%	9.6%		9.6%	9.5%
Other	4,069	1,599	154.5	19,328	2,509	670.3
Total general and administrative	$139,425	$134,265	3.8%	$433,906	$405,275	7.1%
As a percentage of revenue	15.8%	15.6%		16.1%	15.9%

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

During the remainder of 2022, we expect our general and administrative expenses to increase as compared to 2021 as a result of software-related costs, including third-party cloud costs, and continued professional service fees to support our operations. We plan to continue to control costs, including reducing our real estate expenses, in an effort to manage our operating margins.

Amortization of Acquired Intangible Assets

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Amortization of acquired intangible assets	$17,374	$11,959	45.3%	$47,990	$35,446	35.4%
As a percentage of revenue	2.0%	1.4%		1.8%	1.4%

The increase in amortization of acquired intangible assets for the three- and nine-month periods ended September 30, 2022, as compared to the same periods in 2021, was the result of amortization of assets related to our recent acquisitions. Based on our intangible assets at September 30, 2022, we expect amortization of acquired intangible assets to be approximately $17.4 million for the remainder of 2022, and $63.5 million, $59.2 million, $61.2 million and $56.3 million for 2023, 2024, 2025 and 2026, respectively.

Restructuring Charge

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Restructuring charge	$227	$565	(59.8)%	$12,958	$5,567	132.8%
As a percentage of revenue	—%	0.1%		0.5%	0.2%

The restructuring charge for the nine-month period ended September 30, 2022 was primarily related to software impairment charges related to the suspension of Global Open Network, Inc. ("GO-NET") and an impairment of a right-of-use-asset for facilities that are no longer needed as a result of our FlexBase program. We do not expect to incur any material additional restructuring charges related to the GO-NET action. However, management continues to evaluate our future work environment and additional charges related to any such action may occur in the future. See Note 8 to the condensed consolidated financial statements for additional information.

The restructuring charge for the three- and nine-month periods ended September 30, 2021 was primarily the result of management actions initiated in late 2020 to better position us to become more agile in delivering our solutions. The restructuring charge for this action relates to certain headcount reductions and software charges for software not yet placed into service that will not be implemented due to this action. The restructuring charge for the nine-month period ended September 30, 2021 was partially offset by the release of a lease obligation for a facility previously exited as part of management actions initiated in late 2019. We do not expect to incur any additional restructuring charges related to these actions.

Non-Operating Income (Expense)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Interest and marketable securities income (loss), net	$782	$2,872	(72.8)%	$(1,760)	$12,186	(114.4)%
As a percentage of revenue	0.1%	0.3%		(0.1)%	0.5%
Interest expense	$(2,785)	$(18,144)	(84.7)%	$(8,412)	$(54,015)	(84.4)%
As a percentage of revenue	(0.3)%	(2.1)%		(0.3)%	(2.1)%
Other (expense) income, net	$(275)	$3,635	(107.6)%	$(9,024)	$2,007	(549.6)%
As a percentage of revenue	—%	0.4%		(0.3)%	0.1%

Interest and marketable securities income (loss), net consists of interest earned on invested cash and marketable securities balances and income and losses on mutual funds that are associated with our employee non-qualified deferred compensation plan. The decrease for the three- and nine-month periods ended September 30, 2022, as compared to the same periods in 2021, was due to increased losses associated with the non-qualified deferred compensation plan and lower interest earned on invested cash balances and marketable securities as a result of lower marketable securities balances in 2022 due to the funding our recent acquisitions.

Interest expense is related to our debt transactions, which are described in Note 7 to the condensed consolidated financial statements. The decrease in interest expense for the three- and nine-month periods ended September 30, 2022, as compared to the same periods in 2021, was primarily the result of the adoption of the new guidance for accounting for convertible senior notes on January 1, 2022 which resulted in the elimination of the amortization of debt discounts.

Other (expense) income, net primarily represents net foreign exchange gains and losses mainly due to foreign exchange rate fluctuations on intercompany transactions and other non-operating expense and income items as well as gains and losses on equity investments. The nine-month period ended September 30, 2022, as compared to the same period in 2021, includes an $8.9 million impairment from an equity investment in 2022, partially offset by a favorable impact of changes in foreign currency exchange rates.

Provision for Income Taxes

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Provision for income taxes	$(50,006)	$(13,648)	266.4%	$(135,114)	$(43,555)	210.2%
As a percentage of revenue	(5.7)%	(1.6)%		(5.0)%	(1.7)%
Effective income tax rate	(31.6)%	(7.0)%		(27.6)%	(8.0)%

For the three- and nine-month periods ended September 30, 2022, as compared to the same periods in 2021, our provision for income taxes increased due to an intercompany sale of intellectual property, an increase in the tax on global intangible low taxed income, a decrease in foreign income taxed at lower rates and a decrease in the excess tax benefit related to stock-based compensation. These amounts were partially offset by a decrease in profitability and state taxes.

For the three- and nine-month periods ended September 30, 2022, our effective income tax rate was higher than the federal statutory tax rate due to an intercompany sale of intellectual property, tax on global intangible low taxed income and non-deductible stock-based compensation. These amounts were partially offset by foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits.

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

Loss from Equity Method Investment

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Loss from equity method investment	$—	$(1,064)	(100.0)%	$(7,635)	$(12,578)	(39.3)%
As a percentage of revenue	—%	(0.1)%		(0.3)%	(0.5)%

The amounts reflected in loss from equity method investment relate to recognition of our share of losses from our investment with Mitsubishi UFJ Financial Group ("MUFG") in a joint venture, GO-NET. GO-NET intended to operate a blockchain-based online payment network. In February 2022, MUFG, the majority owner of GO-NET, announced it was preparing to suspend the operations of GO-NET and to ultimately liquidate it. The loss from equity method investment for the nine-month period ended September 30, 2022 is the result of our impairment of our investment in GO-NET in the first quarter of 2022 since the operations will no longer generate future cash flows. We do not expect additional material impacts related to this investment.

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

•Restructuring charge – We have incurred restructuring charges from programs that have significantly changed either the scope of the business undertaken by us or the manner in which that business is conducted. These charges include severance and related expenses for workforce reductions, impairments of long-lived assets that will no longer be used in operations (including right-of-use assets, other facility-related property and equipment and internal-use software) and termination fees for any contracts cancelled as part of these programs. We exclude these items from our non-GAAP financial measures when evaluating our continuing business performance as such items vary significantly based on the magnitude of the restructuring action and do not reflect expected future operating expenses. In addition, these charges do not necessarily provide meaningful insight into the fundamentals of current or past operations of our business.

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

•Income and losses from equity method investment – We record income or losses on our share of earnings and losses from our equity method investment. We exclude such income and losses because we do not have direct control over the operations of the investment and the related income and losses are not representative of our core business operations.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Income from operations	$160,438	$205,265	$508,799	$587,063
Amortization of acquired intangible assets	17,374	11,959	47,990	35,446
Stock-based compensation	50,702	49,018	158,811	153,804
Amortization of capitalized stock-based compensation and capitalized interest expense	7,967	8,815	23,982	27,253
Restructuring charge	227	565	12,958	5,567
Acquisition-related costs	5,896	1,316	22,610	1,520
Non-GAAP income from operations	$242,604	$276,938	$775,150	$810,653

GAAP operating margin	18.2%	23.9%	18.9%	23.0%
Non-GAAP operating margin	27.5%	32.2%	28.8%	31.7%

The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$108,154	$178,916	$346,854	$491,108
Amortization of acquired intangible assets	17,374	11,959	47,990	35,446
Stock-based compensation	50,702	49,018	158,811	153,804
Amortization of capitalized stock-based compensation and capitalized interest expense	7,967	8,815	23,982	27,253
Restructuring charge	227	565	12,958	5,567
Acquisition-related costs	5,896	1,316	22,610	1,520
Amortization of debt discount and issuance costs	1,086	16,567	3,296	49,284
(Gain) loss on investments	—	(3,680)	8,260	(3,680)
Loss from equity method investment	—	1,064	7,635	12,578
Income tax effect of above non-GAAP adjustments and certain discrete tax items	8,618	(25,600)	8,867	(73,374)
Non-GAAP net income	$200,024	$238,940	$641,263	$699,506

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP net income per diluted share	$0.68	$1.08	$2.15	$2.96
Amortization of acquired intangible assets	0.11	0.07	0.30	0.21
Stock-based compensation	0.32	0.29	0.98	0.93
Amortization of capitalized stock-based compensation and capitalized interest expense	0.05	0.05	0.15	0.16
Restructuring charge	—	—	0.08	0.03
Acquisition-related costs	0.04	0.01	0.14	0.01
Amortization of debt discount and issuance costs	0.01	0.10	0.02	0.30
(Gain) loss on investments	—	(0.02)	0.05	(0.02)
Loss from equity method investment	—	0.01	0.05	0.08
Income tax effect of above non-GAAP adjustments and certain discrete tax items	0.05	(0.15)	0.05	(0.44)
Adjustment for shares(1)	—	0.02	0.03	0.04
Non-GAAP net income per diluted share (2)	$1.26	$1.45	$4.00	$4.25

Shares used in GAAP per diluted share calculations	159,068	166,318	161,472	166,090
Impact of benefit from note hedge transactions(1)	—	(2,028)	(960)	(1,589)
Shares used in non-GAAP per diluted share calculations(1)	159,068	164,290	160,512	164,501

(1) Shares used in non-GAAP per diluted share calculations have been adjusted for the nine-months ended September 30, 2022 and the three- and nine-months ended September 30, 2021 for the benefit of our note hedge transactions. During these periods, our average stock price was in excess of $95.10, which is the initial conversion price of our convertible senior notes due in 2025. See further definition below.
(2) Amounts may not foot due to rounding.

Non-GAAP net income per diluted share is calculated as non-GAAP net income divided by weighted average diluted common shares outstanding. Diluted weighted average common shares outstanding are adjusted in non-GAAP per share calculations for the shares that would be delivered to us pursuant to the note hedge transactions entered into in connection with the issuances of $1,150 million of convertible senior notes due 2027 and 2025, respectively. Under GAAP, shares delivered under hedge transactions are not considered offsetting shares in the fully-diluted share calculation until they are delivered. However, we would receive a benefit from the note hedge transactions and would not allow the dilution to occur, so management believes that adjusting for this benefit provides a meaningful view of operating performance. With respect to the convertible senior notes due in each of 2027 and 2025, unless our weighted average stock price is greater than $116.18 and $95.10, respectively, the initial conversion price, there will be no difference between GAAP and non-GAAP diluted weighted average common shares outstanding.

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

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$108,154	$178,916	$346,854	$491,108
Interest and marketable securities (income) loss, net	(782)	(2,872)	1,760	(12,186)
Provision for income taxes	50,006	13,648	135,114	43,555
Depreciation and amortization	125,851	119,055	372,854	346,399
Amortization of capitalized stock-based compensation and capitalized interest expense	7,967	8,815	23,982	27,253
Amortization of acquired intangible assets	17,374	11,959	47,990	35,446
Stock-based compensation	50,702	49,018	158,811	153,804
Restructuring charge	227	565	12,958	5,567
Acquisition-related costs	5,896	1,316	22,610	1,520
Interest expense	2,785	18,144	8,412	54,015
(Gain) loss on investments	—	(3,680)	8,260	(3,680)
Loss from equity method investment	—	1,064	7,635	12,578
Other expense, net	275	45	764	1,673
Adjusted EBITDA	$368,455	$395,993	$1,148,004	$1,157,052

Net income margin	12.3%	20.8%	12.9%	19.2%
Adjusted EBITDA margin	41.8%	46.0%	42.7%	45.3%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of September 30, 2022, our cash, cash equivalents and marketable securities, which primarily consisted of corporate bonds and U.S. government agency obligations, totaled $1.4 billion. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy is also designed to limit the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as accounts receivable, deferred revenues, accounts payable and various accrued expenses, as well as changes in our capital and financial structure due to common stock repurchases, debt repayments and issuances, purchases and sales of marketable securities, cash paid for acquisitions and similar events. We believe our strong balance sheet and cash position are important competitive differentiators that provide the financial stability and flexibility to enable us to continue to make investments at opportune times. We expect to continue to evaluate strategic investments to strengthen our business.

As of September 30, 2022, we had cash and cash equivalents of $300.6 million held in accounts outside the U.S. The U.S. Tax Cuts and Jobs Act establishes a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact. As a result, our liquidity is not expected to be materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Nine Months Ended September 30,
(in thousands)	2022	2021
Net income	$346,854	$491,108
Non-cash reconciling items included in net income	612,733	593,701
Changes in operating assets and liabilities	(26,409)	(67,146)
Net cash provided by operating activities	$933,178	$1,017,663

The decrease in cash provided by operating activities for the nine-month period ended September 30, 2022, as compared to the same period in 2021, was primarily due to timing of income tax payments and income tax paid on an intercompany sale of intellectual property.

Cash (Used in) Provided by Investing Activities

	For the Nine Months Ended September 30,
(in thousands)	2022	2021
Cash paid for acquisitions, net of cash acquired	$(872,091)	$(15,638)
Purchases of property and equipment and capitalization of internal-use software development costs	(347,514)	(435,535)
Net marketable securities activity	695,955	649,893
Other, net	(4,003)	(1,665)
Net cash (used in) provided by investing activities	$(527,653)	$197,055

The increase in cash used in investing activities during the nine-month period ended September 30, 2022, as compared to the same period in 2021, was due to cash paid for the acquisition of Linode in March 2022, partially offset by a decrease in purchases of property and equipment as we reduced spending related to our delivery solutions.

Cash Used in Financing Activities

	For the Nine Months Ended September 30,
(in thousands)	2022	2021
Activity related to stock-based compensation	$(25,667)	$(41,253)
Repurchases of common stock	(430,269)	(251,257)
Other, net	(281)	(268)
Net cash used in financing activities	$(456,217)	$(292,778)

The increase in cash used in financing activities during the nine-month period ended September 30, 2022, as compared to the same period in 2021, was primarily the result of increases in share repurchases. Effective January 2022, our board of directors authorized a new $1.8 billion share repurchase program through December 2024. As of September 30, 2022, $1.4 billion remained available for future share repurchases under this authorization. Our goal for the share repurchase program is to offset the dilution created by our employee equity compensation programs over time and provide the flexibility to return capital to stockholders as business and market conditions warrant, while still preserving our ability to pursue other strategic opportunities.

During the nine-month period ended September 30, 2022, we repurchased 4.3 million shares of common stock at a weighted average price of $98.96 per share for an aggregate of $430.3 million. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

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

The terms of the notes and hedge transactions are discussed more fully in Note 7 to the condensed consolidated financial statements.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. As of September 30, 2022, we had no outstanding borrowings under the Credit Agreement.

Liquidity Outlook

Based on our present business plan, we expect our current cash, cash equivalents and marketable securities balances and our forecasted cash flows from operations to be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating costs, include our expected capital expenditures, investments in information technology, potential strategic acquisitions, anticipated share repurchases, lease and purchase commitments and settlements of other liabilities.

Contractual Obligations

Our principal commitments consist of service agreements with various vendors for bandwidth usage, obligations under leases with co-location facilities for data center capacity, obligations under leases for office space and open vendor purchase orders. Our minimum commitments related to bandwidth usage and co-location leases may vary from period to period depending on the timing and length of contract renewals with our vendors. As of September 30, 2022, there have been no significant changes in our future non-cancelable minimum payments under these commitments from those reported in our annual report on Form 10-K for the year ended December 31, 2021, other than normal period-to-period variations.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, stockholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third-party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 13 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2021 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the nine months ended September 30, 2022 was determined to be immaterial.

As of September 30, 2022, we did not have any additional material off-balance sheet arrangements.

Significant Accounting Policies and Estimates

See Note 1 and Note 7 to the condensed consolidated financial statements for information regarding newly adopted accounting pronouncements, including our adoption of the new standard for accounting for convertible instruments. See also Note 2 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2021. Except for our adoption of the new standard for accounting for convertible instruments, there have been no material changes to our significant accounting policies and estimates from those reported in our annual report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    Our portfolio of cash equivalents and short- and long-term investments is maintained in a variety of securities, including U.S. government agency obligations and high-quality corporate bonds. The majority of our investments are classified as available-for-sale securities and carried at fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes. If market interest rates were to increase by 100 basis points from September 30, 2022 levels, the fair value of our available-for-sale portfolio would decline by approximately $9.2 million.

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

Our exposure to risk for changes in interest rates relates primarily to any borrowings under our existing Credit Agreement, which has a variable rate of interest. There were no outstanding borrowings under the Credit Agreement as of September 30, 2022.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our condensed consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our condensed consolidated statements of income within other expense, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the three and nine months ended September 30, 2022. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of September 30, 2022 and December 31, 2021, there was one customer with an accounts receivable balance greater than 10% of our accounts receivable. We believe that at September 30, 2022, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The revenue growth we have enjoyed in recent years may not continue in future periods and could decline, which could negatively impact our profitability and stock price. Our revenue depends on the amount of services we deliver, continued growth in demand for our delivery, compute and security solutions and our ability to maintain the prices we charge for them. In particular, varying levels of the amount of traffic on our network can have a significant impact on our short-term revenue growth rate.

We experienced a significant increase in revenue from our delivery solutions in 2020 due in large part to greater consumption of online media and games during the onset of the COVID-19 pandemic and associated stay-at-home orders across the globe. In 2021 and the first nine months of 2022, our revenue growth from delivery solutions declined as stay-at-home orders were lifted. Numerous factors impact our revenue, traffic and sales growth including:

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
•the adoption of permanent hybrid or work from home policies by employees; and
•general macroeconomic, regulatory and geopolitical conditions and industry pressures.

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

We are dependent upon the overall economic health of our current and prospective customers and the continued growth and evolution of information technology. We have experienced revenue declines in recent quarters for portions of our business that include our delivery-based solutions and expect this trend to continue because of continued pricing pressure due to competition and fluctuations in traffic growth rates. For example, approximately 1% of our 2021 revenue had been generated from traffic into Russia, Belarus and Ukraine, and we have experienced a decline in revenue in the first nine months of 2022 related to the war in Ukraine due to a decrease in traffic in these countries. In addition, in 2021 and the first nine months of 2022, some of our customers continued to experience disruptions to their businesses following the emergence of COVID-19 variants. These disruptions or changes in international, national, regional and local economic conditions, such as inflation, increasing energy prices, supply constraints, increasing interest rates, foreign currency exchange rate fluctuations, securities market and monetary supply fluctuations, recessionary economic cycles, protracted economic slowdowns or any deterioration in the economy could adversely affect our business. Any of these circumstances would negatively impact our revenues. For example, as a result of the uncertain macroeconomic environment, we have experienced elongated sales cycles with our customers and prospects.

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
•successfully manage the sales cycle, including improving the ability of or pace at which our customers or prospects purchase new services and solutions;
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

With the recent acquisition of Linode, we are focused on investing in our suite of compute products to expand our customer base, global presence and technological capabilities in this area. Success in these efforts will largely depend on our ability to create products that are competitive in the enterprise market, source additional co-location facilities and manage an uncertain supply chain for server related hardware. Failure to develop, on a cost-effective basis, innovative new or enhanced solutions that are attractive to customers and profitable to us could have a material detrimental effect on our business, results of operations, financial condition and cash flows.

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

Our solutions are highly complex and are designed to be deployed in and across numerous large and complex networks that we do not control. From time to time, we have needed to correct errors and defects in the proprietary and open-source software that underlies our platform that have given rise to service incidents, outages and disruptions or otherwise impacted our operations. For example, during the summer of 2021, we experienced service incidents that interrupted the availability of some of our customers' websites. We could face the loss of customers as a result of recent and any future incidents as they seek alternative or supplemental providers. We have also periodically experienced customer dissatisfaction with the quality of some of our delivery, security, compute and other services, which has led to a loss of business and could lead to a loss of customers in the future. Furthermore, most of our customer agreements contain service level commitments. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service, or face contract termination with refunds of prepaid amounts, which could harm our business.

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
•macroeconomic developments and changes in the labor markets in which we operate;
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

To operate and grow our network, we are dependent in part upon transmission capacity provided by third-party telecommunications network providers, the availability of co-location facilities to house our servers and equipment to support our operations. We may be unable to purchase the bandwidth and space we need from these providers due to limitations on their resources or other reasons outside of our control. Inability to access facilities where we would like to install servers, or perform maintenance on existing servers for any reason, such as the imposition of stay-at-home orders imposed in connection with the ongoing COVID-19 pandemic, impedes our ability to expand or maintain capacity. As a result, there can be no assurance that we are adequately prepared for unexpected increases in capacity demands by our customers, particularly those under cyber-attack or impacted by geopolitical conditions. Failure to put in place the capacity we require to operate our business effectively could result in a reduction in, or disruption of, service to our customers and ultimately a loss of those customers.

The Akamai Intelligent Edge Platform relies on hardware equipment, including hundreds of thousands of servers deployed around the world. Global supply chain constraints in the wake of the COVID-19 pandemic continue to increase lead times for equipment components, which adds risk to our ability to flex to meet future business needs and expand our global compute presence. Disruptions in our supply chain could prevent us from purchasing needed equipment at attractive prices or at all. For example, from time to time, it has been, and may continue to be, more difficult to purchase equipment that is manufactured in areas that face disruptions to operations due to unrest, trade sanctions or other political activity, public health issues (such as the ongoing COVID-19 pandemic), safety issues, natural disasters or general economic conditions. Failure to have adequate equipment, including server equipment, could harm the quality of our services, which could lead to the loss of customers and revenue.

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

We rolled out our FlexBase program in May 2022, which allows the more than 90% of our workforce designated as flexible to choose whether they want to work from an Akamai office, their home office or a combination of both. Although we believe a flexible working policy will help us attract and retain talent, the imposition of any future pandemic-based restrictions and implementation of our FlexBase program could, among other things, negatively impact employee morale and productivity, inhibit our ability to hire and train new employees and impede our ability to support customers at the levels they expect. In addition, certain security systems in homes or other remote workplaces may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Members of our workforce who access company data and systems remotely may not have access to technology that is as robust as that in our offices, which could cause the networks, information systems, applications and other tools available to those remote workers to be more limited or less reliable than in our offices.

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

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, or changes in tax laws, regulations or accounting principles, as well as certain discrete items such as equity-related compensation. In particular, in October 2021, a global consortium of countries agreed to establishing a new framework for international tax reform; if implemented, such reform may increase our tax liabilities and reduce our profitability. We have recorded certain tax reserves to address potential exposures involving our income tax and sales and use tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. We are currently subject to tax audits in various jurisdictions including the Commonwealth of Massachusetts. In the second quarter of 2018, we filed an appeal with the Massachusetts Appellate Tax Board ("MATB"), contesting adverse audit findings relating to our eligibility to claim certain tax benefits and exemptions issued by the Massachusetts Department of Revenue ("DOR"). The City of Cambridge ("Cambridge") was an intervenor in the MATB proceedings. In July 2020, the MATB ruled in our favor. The DOR and Cambridge appealed the MATB decision in January 2022; however in June 2022 and October 2022, the DOR and Cambridge each respectively withdrew their appeals. If the ultimate outcome of any tax audits are adverse to us, our reserves may not be adequate to cover our total actual liability, and we would need to take a financial charge. Although we believe our estimates, our reserves and the positions we have taken in all jurisdictions are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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
Certain of our offerings use software that is subject to open-source licenses. Open-source code is software that is freely accessible, usable and modifiable; however, certain open-source code is governed by license agreements, the terms of which could require users of such software to make any derivative works of the software available to others on unfavorable terms or at no cost. Because we use open-source code, we may be required to take remedial action in order to protect our proprietary software. Such action could include replacing certain source code used in our software, discontinuing certain of our products or taking other actions that could be expensive and divert resources away from our development efforts. In addition, the terms relating to disclosure of derivative works in many open-source licenses are unclear and have not been interpreted by U.S. courts. If a court interprets one or more such open-source licenses in a manner that is unfavorable to us, we could be required to make certain of our key software available at no cost. We could also be subject to similar conditions or restrictions should there be any changes in the licensing terms of the open-source software incorporated into our products. In either event, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely or successful basis, any of which could adversely affect our business, operating results and financial condition. Furthermore, open-source software may have security flaws and other deficiencies that could make our solutions less reliable and damage our business.

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
•general economic conditions and other macroeconomic factors, such as inflationary pressures, foreign currency exchange rate fluctuations, increasing interest rates, recessionary economic cycles, protracted economic slowdowns and overall market volatility;
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

Any failure to meet our debt obligations or obtain financing would damage our business.

As of the date of this report, we had total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2025, and we had total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2027. We also entered into a credit facility in May 2018 that provides for an initial $500.0 million in revolving loans; under specified circumstances, we would be able to borrow an additional $500.0 million thereunder. As of September 30, 2022, there were no outstanding borrowings under the credit facility. Our ability to repay any amounts we borrow under our credit facility, refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the applicable indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through future borrowing under the credit facility or the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. If we do not have sufficient cash upon conversion of the notes or to repurchase the notes following a fundamental change, we would be in default under the terms of the notes, which could seriously harm our business. Although the terms of our credit facility include certain financial ratios that potentially limit our future indebtedness, the terms of the notes do not. If we incur significantly more debt, this could intensify the risks described above. In addition, if we are unable to obtain financing to fund additional capital expenditures, acquisitions, and general corporate and other purposes on reasonable terms, then our business, operations and financial condition may be harmed.

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

Provisions of our charter, by-laws and Delaware law could make it more difficult for a third-party to control or acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the third quarter of 2022 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
July 1, 2022 – July 31, 2022	555,854	$90.98	555,854	$1,481,789
August 1, 2022 – August 31, 2022	573,985	95.21	573,985	1,427,141
September 1, 2022 – September 30, 2022	658,709	87.16	658,709	1,369,731
Total	1,788,548	$90.93	1,788,548

(1)Information is based on settlement dates of repurchase transactions.
(2)Consists of shares of our common stock, par value $0.01 per share.
(3)Includes commissions paid.
(4)Effective January 2022, our board of directors authorized a $1.8 billion share repurchase program through December 2024.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

November 8, 2022	By:	/s/ Edward McGowan
Edward McGowan
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)