Form 10-K
period 2022-12-31
AKAMAI TECHNOLOGIES INC
filed 2023-02-28
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $14,326.7 million based on the last reported sale price of the Common Stock on the Nasdaq Global Select Market on June 30, 2022.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of February 24, 2023: 156,275,794 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K.

Auditor name:	PricewaterhouseCoopers LLP	Auditor location:	Boston, Massachusetts	PCAOB ID:	238

AKAMAI TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Akamai Technologies, Inc., which we refer to as “we,” “us,” or the “Company.” All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “could,” “expects,” “anticipates,” “intends,” “plans,” “seeks,” “projects,” “estimates,” “should,” “would,” “forecasts,” “if,” “continues,” “goal,” “likely,” “may,” “will,” variations of such words or similar expressions are intended to identify a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in this annual report on Form 10-K under the section entitled “Risk Factors” and in other reports we file with the U.S. Securities and Exchange Commission. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise, including the potential impact of any mergers, acquisitions, divestitures or other events that may be announced after the date hereof.

PART I

Item 1. Business

Overview

For 25 years, Akamai has developed and provided solutions to power and protect life online through our massively distributed worldwide network of servers. This platform, which we recently began referring to as the Akamai Connected Cloud is comprised of an edge and cloud architecture for cloud computing, security and content delivery. The Akamai Connected Cloud provides us with visibility and insight into traffic volumes, congestion, attack patterns, vulnerabilities and other activities across the internet's complex intersections of networks and systems. Leveraging these insights, the Akamai Connected Cloud offers solutions designed to protect our customers from threats and attacks, while empowering them to securely deliver their business as they engage, entertain and interact with their customers; and extend their internal systems beyond their corporate perimeters to control access and better leverage the cloud by efficiently building, deploying and securing performant workloads that require single-digit millisecond latency and global reach.

After multiple years of the COVID-19 pandemic, which shifted how millions of people work and communicate globally, we firmly believe that the internet’s role in transforming the way we exchange ideas and information and conduct business is more vital than ever. Our strategy is to help continue to drive this transformation by offering compute, security and content delivery services on Akamai Connected Cloud that empower our customers to compete and operate with the scale, resilience and efficiency that their businesses demand. Our platform spans more than 350,000 servers in over 4,100 locations, with roughly 1,300 network partners. We are planning to significantly increase the number of core and distributed cloud computing sites on our platform in order to continue the expansion of our cloud computing services.

Our Solutions

We provide solutions in three core categories: security, content delivery and compute. We also provide solutions for carriers and certain services and support for our customers as they utilize our core solutions.

Security

Our cloud security solutions are designed to keep infrastructure, websites, applications, application programming interfaces ("APIs"), and users safe from a multitude of cyberattacks and online threats while improving performance. Our solutions blend robust automation with customizable protections and managed security services to enable businesses to effectively manage risk and maximize the protections of their infrastructure, networks, applications and APIs. Akamai’s cloud security solutions include web application and API protection, bot management and mitigation to protect against credential abuse and account takeover, customer identity and access management, distributed denial of service ("DDoS") mitigation, protection from in-browser threats to protect against supply chain compromise and audience hijacking. We also offer a growing set of solutions designed to help businesses implement a “zero trust” approach to security. Based on the concept of least privilege, which dictates that users, applications and services utilize the bare minimum amount of access needed to perform their function, these tools are intended to shift protections from a legacy approach based on establishing a corporate perimeter, to a more modern, risk-based approach. Solutions in this category include Zero Trust Network Access ("ZTNA"), and multi-factor authentication ("MFA"), which replace legacy virtual private networks ("VPNs"), micro-segmentation which replaces legacy network firewalls and helps protect businesses from the threat of ransomware and Secure Web Gateway ("SWG"), that helps protect against the threat of malware and phishing attacks.

Our acquisition of Guardicore Ltd. ("Guardicore") in late 2021 was a significant milestone in positioning Akamai as a leader in technology that powers and protects life online. Guardicore’s microsegmentation solution helps our customers prevent malicious lateral movement in their network through precise segmentation policies, visuals of activity within their IT environment and network security alerts.

Content Delivery

Our web and mobile performance solutions are architected to enable dynamic websites and applications to have rapid response times, no matter where the user is, what device or browser they are using or how they are connected to the internet. These services leverage intelligent performance optimization and real-time monitoring, origin offload and network reliability, and insights that enable enterprises to identify and address performance issues. Akamai web and mobile performance capabilities also include global traffic management, site acceleration, application load balancing, large-scale load testing and real-user monitoring.

Our media delivery solutions are designed to enable enterprises to execute their digital media distribution strategies by addressing volume and global reach requirements, improving the end-user experience, boosting reliability and reducing the cost of internet-related infrastructure. Underlying these solutions is technology to address variable connection speeds and device types, facilitate access to disparate locations around the world, accelerate large file downloads, reliably deliver high-quality live content across various devices and platforms, and enable comprehensive insights and real-time online video monitoring. Akamai media delivery solutions include video streaming and video player services, game and software delivery, broadcast operations, authoritative domain name system ("DNS"), resolution and data and analytics.

Compute

Akamai cloud computing services (which we sometimes refer to as "Compute") include compute, storage, networking, database and container management services that are required to build, deploy and secure applications and workloads. The cloud computing services running on the Akamai Connected Cloud enable companies to distribute workloads and applications across our core to edge infrastructure to help solve the cost, performance and scale that centralized cloud computing platforms present today.

In early 2022, Akamai acquired Linode Limited Liability Company ("Linode"), an established cloud computing platform. This acquisition was a significant milestone in our expansion into cloud computing services. While Linode was traditionally focused on individual developers, we are looking to leverage the Linode cloud computing services for enterprise customers by building new enterprise-grade core and distributed sites and connecting them to the Akamai backbone, which we believe will give Akamai an advantage over its bigger cloud rivals. While many other cloud providers are building their cloud platforms based on a regional, data center-centric model, Akamai is designing its cloud based on the fundamental belief that modern applications will be comprised of workloads that will be distributed across a continuum of computing sites that meet the specific needs of that workload.

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

Services and Support

We provide an array of service and support offerings designed to assist customers with integrating, configuring, optimizing and managing our core offerings. Once customers are deployed on the Akamai Connected Cloud, they can rely on our professional services and security experts for customized solutions, problem resolution and 24/7 customer support. Additional features are available to enterprises that purchase our premium and managed security solutions including a dedicated technical account team, proactive service monitoring, custom technical support handling, security traffic monitoring, technical security reviews, threat advisories and emergency support for security events.

Human Capital

Our employees – our human capital – are our most valuable resources as they are fundamental to our innovation, the operation and ongoing enhancement of the Akamai Connected Cloud, the fostering and maintenance of relationships with our customers and the management of our operations. The importance of our workforce to our success is underscored by the inclusion of corporate mission critical goals centered on our employees – in 2022 we focused on further developing an inclusive, diverse, productive and flexible work environment by embracing the future of work, and on putting our culture and our purpose into action by applying a growth mindset to creatively and collaboratively solve our toughest challenges. Different aspects of our human capital management are overseen by our board of directors as well as its Talent, Leadership & Compensation and Environmental, Social & Governance Committees.

As of December 31, 2022, we had over 9,800 employees located in more than 30 countries (with approximately 60% of those employees located outside of the U.S.) and representing over 95 nationalities, which we believe helps bring a global perspective to our operations. Our employees are grouped across the following roles, with the approximate percentage of the overall population noted: engineering and research and development (33%), services and support (28%), sales and marketing (19%) and administrative functions (20%).

Engagement

We continue to believe that an engaged employee workforce is key to having the productive, ethical and high-performing workplace needed to successfully compete in today’s marketplace. We conduct quarterly surveys of our employees to assess a variety of key metrics related to key topics, such as engagement, inclusion and job satisfaction. Results from these surveys have consistently shown a strong sense of engagement and confidence in Akamai’s future; as Akamai, in 2022, outperformed the high performing benchmark comparative index used by our third-party survey provider, an internationally-recognized consulting firm specializing in corporate culture. We have been acknowledged in respected publications across the U.S., India and Poland as a great place to work. Continuing in 2022, all employees were invited to participate in a company-wide program, developed by a behavioral research organization, that was intended to help us increase inclusivity, become more open to change and accelerate our innovation. In addition, we work closely with the Akamai Foundation to provide community service and charitable matching fund opportunities for Akamai employees, endeavors that have been shown to increase employee engagement. In 2022, the Akamai Compassion Fund, created by employees for employees with support from the Akamai Foundation, was established as a way for Akamai employees to unite and support global colleagues and their families during times of unexpected hardships following a catastrophic event.

Diversity

Akamai is an equal opportunity employer that values the strength that diversity brings to the workplace. We do not tolerate discrimination on the basis of gender, gender identity, sexual orientation, race or ethnicity, protected veteran status, disability or other protected group status. Akamai supports varied programs and practices designed to promote a diverse and inclusive working environment. We have nine employee resource groups ("ERGs") that offer opportunities for employees to come together for mutual support, education and development. ERGs encompass different racial and ethnic groups, persons with different physical or cognitive abilities, parents, military veterans, the LGBTQIA+ community and women. We track the diversity of our workforce and report quarterly to the board of directors on our progress to improve our representation. At December 31, 2022, global female representation was 27.2%, down slightly from 27.3% at the end of 2021. Racial and ethnic minority representation in the U.S. was 40.3%, down from 41.4% at the end of 2021; however, since the end of 2021 our Black representation and Hispanic representation have both increased. To help us improve the diversity of our workforce, we participate in or sponsor professional development and recruiting forums. We also train hiring managers to draft inclusive job descriptions intended to broaden the pool of eligible applicants.

Retention

We have a demonstrated history of investing in our workforce by offering competitive salaries, wages and benefits. Our compensation and benefits philosophy is to maximize the effectiveness of pay and benefits programs to attract and retain the high caliber individuals needed to drive the success of our business, while balancing cost-effectiveness and competitive factors. Our benefits programs (which vary by country and region) include healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules and locations, adoption and fertility assistance, employee assistance programs, tuition assistance and holistic wellness programs. Our wellness programs include educational offerings on healthy lifestyles, access to mental health experts and access to ergonomic advice and equipment. To foster a stronger sense of ownership and align the interests of employees with shareholders, restricted stock units are held by the vast majority of our employees under our broad-based stock incentive programs, and most employees are eligible to participate in our employee stock purchase plan. We monitor voluntary attrition in assessing our overall human capital. Attrition was slightly down in 2022 when compared to 2021, and, we believe our attrition rate is significantly lower than the global average for technology companies.

As a signatory to the White House Equal Pay Pledge, we are committed to monitoring our pay practices regularly and making adjustments, as necessary, to deliver on this pledge. We currently conduct bi-annual internal pay equity analyses (with the assistance of a nationally-recognized outside consultant), covering gender globally and race and gender in the U.S. We take action to remedy identified discrepancies as appropriate. To date, no widespread patterns of disparity have been identified.

In addition, succession planning is an ongoing priority for our leadership. We conduct annual succession planning for senior leadership, which is overseen by our board of directors, including development plans for the next level of our senior leaders. Annual talent reviews focus on both high performers as well as those with high potential to keep our pipeline of tomorrow’s leaders full.

Development

We invest significant resources in professional development, career advancement and training for our global workforce. All employees participate in our Akamai Elevation performance review program, which provides guidance around setting objectives, developing competencies and receiving feedback. For select employees, we offer leadership training workshops, 360-degree feedback and succession planning exercises to encourage and enable internal promotion and advancement. As a result of these investments and others, approximately 21% of open positions were filled with internal candidates in 2022. All employees are required to complete annual ethics and compliance and data security training. In addition to these required trainings, nearly all of our employees and contractors completed at least one training in our Akamai University program during 2022.

FlexBase

In May 2022, we launched FlexBase, which is a flexible workspace arrangement that allows over 95% of employees to choose to work from their home office, a Company office or a combination of both. This is a significant change to the way employees worked prior to the program, and prior to office shutdowns as part of the COVID-19 pandemic. We believe that flexible workforce positions and a focus on employee choice, will make us a more attractive employer, increase productivity, enable us to recruit from a more diverse pool of applicants and present additional growth and development opportunities for our employees. Throughout 2022, we rolled out a number of tools and resources to support this program, such as supporting employees with guidance on maximizing our internal tools to deliver great virtual meeting experiences.

Customers

Our customers include many of the world's leading corporations, such as Adobe, Airbnb, Alibaba, Autodesk, Capital Group, Carnival Corporation, The Coca-Cola Company, Comcast, Crate & Barrel, eBay, Electronic Arts, Epic Games, FedEx, Fidelity Investments, Honda, IKEA, Japan Airlines, Lufthansa, Maersk Transportation & Logistics, Marriott, NBCUniversal, Panasonic, Panera Bread, PayPal, Philips, Rabobank, Riot Games, Sony Interactive Entertainment, Spotify, Telefonica, Toshiba, Ubisoft, Viacom, WarnerMedia and The Washington Post. We also actively sell to government agencies. As of December 31, 2022, our public-sector customers included the U.S. Census Bureau, the U.S. Department of Defense, the U.S. Department of Labor, the U.S. Department of State, the U.S. Department of Transportation and the U.S. Department of the Treasury.

No customer accounted for 10% or more of total revenue for any of the years ended December 31, 2022, 2021 and 2020. Less than 10% of our total revenue in each of the years ended December 31, 2022, 2021 and 2020 was derived from contracts or subcontracts terminable at the election of the federal government, and we do not expect such contracts to account for more than 10% of our total revenue in 2023.

Sales, Services and Marketing

We market and sell our solutions globally through our direct sales and services organization and through many channel partners, including AT&T, Deutsche Telecom, Kyndryl, IBM, Microsoft, Orange Business Services and Telefonica Group. In addition to entering into agreements with resellers, we have several other types of sales and marketing focused alliances with entities such as system integrators, application service providers, referral partners and sales agents. By aligning with these partners, we believe we are better able to market our solutions and encourage increased adoption of our technology throughout the industry. Our sales, services and marketing professionals are based in locations across the Americas, Europe, the Middle East and Asia-Pacific and focus on direct and channel sales, sales operations, professional services, account management and technical consulting.

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
•scalability;
•security;
•ease of implementation, distribution of our network and use of service;
•customer support; and
•price.

We compete with companies offering products and services that address internet performance problems, including companies that provide internet content delivery and hosting services, security and cloud computing solutions, technologies used by carriers to improve the efficiency of their systems, streaming content delivery services and equipment-based solutions for internet performance problems, such as load balancers and server switches. Other companies offer online distribution of digital media assets through advertising-based billing or revenue-sharing models that may represent an alternative method for charging for the delivery of content and applications over the internet. In addition, existing and potential customers may decide to purchase or develop their own hardware, software or other technology solutions rather than rely on a third-party provider like us. Our security solutions compete with those offered by both hardware and software providers, many of which are more established security vendors than we are. While our Linode based solutions have historically competed with alternative cloud computing platforms focused on individual developers, we anticipate that going forward our cloud computing solutions will increasingly compete with the large so-called “hyper-scaler” cloud computing providers.

We believe that we compete favorably with other companies in our industry through the global scale of the Akamai Connected Cloud, which we believe provides the most effective means of meeting the needs of enterprise customers and is unique to us. In our view, we also benefit from the high quality of our offerings, our customer service and the information we can provide to our customers about their online operations and value.

Government Regulation

As a global technology company, Akamai is subject to complex foreign and U.S. laws and regulations in areas such as data privacy and localization, liability for content delivered over our network, bribery, sanctions, export controls, competition, tax and foreign exchange controls.

Privacy laws, such as the European Union General Data Protection Regulation and the California Consumer Privacy Act of 2018, impact how we use data generated from our network as well as our ability to reach current and prospective customers, understand how our solutions are being used, transfer data about our employees and respond to customer requests allowed under the laws. Other laws and regulations that apply to the internet related to, among other things, content liability, security requirements, critical infrastructure designations, internet resiliency, law enforcement access to information, net neutrality, so-called "fair share" or internet content taxes, data localization requirements, industry regulations applicable to key suppliers to some of our customers and restrictions on social media or other content can have an impact on our business. For instance, regulations have been enacted or proposed in a number of countries that limit the delivery of certain types of content into those countries. As an example, restrictions were adopted in India in 2020 prohibiting access to identified Chinese applications. Enactment and expansion of such laws and regulations in other jurisdictions would negatively impact our revenues or cause us to incur costs to redesign our systems to ensure compliance.
We are subject to the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. To the extent we export technical services, data, products or other technology outside of the U.S., we are subject to U.S. and international laws and regulations governing international trade and exports, including, but not limited to, the International Traffic in Arms Regulations, the Export Administration Regulations and sanctions against embargoed countries.

Many of these laws and regulations are evolving and could be interpreted and applied in a manner that is inconsistent from country to country and inconsistent with our current policies and practices and in ways that could harm our business. For example, while we are generally not subject to regulations applicable to telecommunications companies, new or different interpretations of laws or regulations could subject us to regulatory supervision. In general, the nature and breadth of laws and regulations governing the internet may increase in the future; accordingly, we are unable to assess the possible effect of compliance with future requirements or whether our compliance with such regulations will materially impact our business, results of operations or financial condition.

For further discussion of how government regulations may affect our business, see the related discussion below in Item 1A. Risk Factors – Financial and Operational Risks – We face risks associated with global operations that could harm our business; – Legal and Regulatory Risks – Evolving privacy regulations could negatively impact our profitability and business operations; and – Legal and Regulatory Risks – Other regulatory developments could negatively impact our business.

Intellectual Property

Our success and ability to compete are dependent on developing and maintaining the proprietary aspects of our technology and operating without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. As of December 31, 2022, we owned, or had exclusive rights to, over 520 U.S. patents covering our technology as well as patents issued by other countries. Our U.S.-issued patents have terms extendable to various dates between 2023 and 2041. We do not believe that the expiration of any particular patent in the near future would be materially detrimental to our business. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

Additional Information

Our internet website address is www.akamai.com. We make available, free of charge, on or through our internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto that we have filed or furnished with the Securities and Exchange Commission (the "Commission") as soon as reasonably practicable after we electronically file them with the Commission. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this annual report on Form 10-K.

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

We experienced a significant increase in revenue from our delivery solutions in 2020 due in large part to greater consumption of online media and games during the onset of the COVID-19 pandemic and associated stay-at-home orders across the globe. In 2021 and 2022, our revenue growth from delivery solutions declined as stay-at-home orders were lifted. Numerous factors impact our revenue, traffic and sales growth including:

•our ability to build on recurring revenue commitments for our security, compute and delivery offerings;
•our ability to develop new products;
•the pace of introduction of over-the-top video delivery initiatives by our customers;
•the popularity of our customers’ streaming offerings as compared to those offered by other companies;
•factors that impact the pricing and unit pricing we can obtain for our offerings;
•variation in the popularity of online gaming;
•customers utilizing their own data centers and implementing solutions that limit or eliminate reliance on third-party providers like us;
•the adoption of permanent hybrid or work from home policies by employees; and
•general macroeconomic, regulatory and geopolitical conditions, including the war in Ukraine, and industry pressures.

We have experienced significant growth in revenue from our security and compute solutions in recent years. If we do not increase our industry recognition as a security and compute solutions provider, develop or acquire new solutions in a rapidly-changing environment where security threats are constantly evolving or ensure that our solutions operate effectively and are competitive with products offered by others, our security or compute revenue, or both, may decline.

We are dependent upon the overall economic health of our current and prospective customers and the continued growth and evolution of information technology. We have experienced revenue declines in recent quarters for portions of our business that include our delivery-based solutions and expect this trend to continue because of continued pricing pressure due to competition and fluctuations in traffic growth rates. For example, approximately 1% of our 2021 revenue had been generated from traffic into Russia, Belarus and Ukraine, and we experienced a decline in revenue in 2022 related to the war in Ukraine due to a decrease in traffic in these countries. In addition, in 2021 and 2022, some of our customers continued to experience disruptions to their businesses following the emergence of COVID-19 variants. These disruptions or changes in international, national, regional and local economic conditions could adversely affect our business. Any of these circumstances would negatively impact our revenues.

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
•address potential commoditization of certain of our solutions, which can lead to lower prices and loss of customers to competitors;
•maintain pricing and make decisions on pricing strategy;

•successfully manage the sales cycle, including improving the ability of or pace at which our customers or prospects purchase new services and solutions;
•counteract multi-vendor policies that could cause customers to reduce their reliance on us;
•handle other competitive threats to our business;
•adapt to changes in our customer contracting models from a committed revenue structure to a "pay-as-you-go" approach, which would make it easier for customers to stop doing business with us, or from traditional overage billing models to ones that do not incorporate surcharges for usage above committed levels; and
•manage the impact of changes in general economic conditions, geopolitical conditions, industry pressures, public health issues, natural disasters and public unrest on our ability to sell, market and provide our solutions.

If we are unable to increase revenues, our profitability and stock price could suffer.

Global economic and geopolitical conditions may harm our industry, business and results of operations.

We operate globally and as a result, our business, revenues and profitability are impacted by global macroeconomic conditions. The success of our activities is affected by general economic and market conditions, including, among others, inflation, interest rates, tax rates, economic uncertainty, political instability, warfare, changes in laws, trade barriers, reduced consumer confidence and spending and economic and trade sanctions. The U.S. capital markets experienced and continue to experience extreme volatility and disruption following the global outbreak of COVID-19 in 2020 and the Russian invasion of Ukraine in 2022. Furthermore, inflation rates in the U.S. have recently increased to levels not seen in decades. Such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. These unfavorable economic conditions could increase our operating costs, which could negatively impact our profitability. Geopolitical destabilization and warfare have impacted and could continue to impact global currency exchange rates, resources from our suppliers, and ability to operate or grow our business. For example, as a result of the recent uncertain macroeconomic environment, we have experienced elongated sales cycles with our customers and prospects and customers are delaying purchases of our solutions.

Additionally, we have offices and employees located in regions that historically have and may experience periods of political instability, warfare, changes in laws, trade barriers, and economic and trade sanctions. Adverse conditions in these countries directly affect our operations. As a result, our operations and employees could be disrupted and may not be able to function at full capacity, which could adversely affect our business, results of operations, financial condition, and cash flows.

Failure to control expenses could reduce our profitability, which would negatively impact our stock price.

Maintaining or improving our profitability depends both on our ability to increase our revenue, even with the potential challenges discussed above, and limit our expenses. We base our decisions about expense levels and investments on estimates of our future revenue and future anticipated rates of growth; however, many of our expenses are fixed costs for a certain amount of time so it may not be possible to reduce costs in a timely manner or without incurring fees to exit certain obligations early. In addition, we have seen our costs increase and our costs may continue to increase due to rising inflation, increasing cost of labor, interest rates, supply chain disruptions or other market conditions. For example, we have experienced rising energy costs in areas in which we operate, particularly in Europe. If we are unable to increase revenue through traffic growth, growth of sales of our products and services or otherwise and limit expenses, our results of operations will suffer. We may take certain steps to reduce expenses, but there are no assurances that we will be able to effectively reduce our expenses. If we are required to further reduce expenses to maintain or improve profitability, such actions may negatively affect our ability to invest in our business for innovation, systems improvements and other initiatives.

If we do not develop or acquire new solutions that are attractive to our customers, our revenue and operating results could be adversely affected.

Innovation is important to our future success. In particular, as security and compute solutions have become, and are expected to continue to be, an increasingly important part of our business, we must be particularly adept at developing new security and compute services that meet the constantly-changing threat landscape. In addition, we must continue to develop compute and compute-to-edge solutions that meet the needs of professional users and enterprises looking to increase the utility of the internet for their business.

The process of developing new solutions and product enhancements is complex, lengthy and uncertain and has become increasingly complex due to the sophistication and the addressing of our customers’ needs. The development timetable to commercial release is uncertain and we must commit significant resources to developing new services or features without knowing whether our investments will result in solutions the market will accept, and we may choose to invest in business areas for which a viable market for our products does not ultimately develop. For example, with the recent acquisition of Linode, we are focused on investing in our suite of cloud computing products. We have invested significant resources toward integrating Linode into our edge platform, including connecting Linode’s existing locations into our private backbone, working on expanding the capacity of these facilities and adding additional sites. Success in these efforts is not guaranteed and will largely depend on our ability to create products that are competitive in the enterprise market, source additional co-location facilities and manage an uncertain supply chain for server related hardware. In addition, we have also experienced, and may in the future experience, delays in developing and releasing new products and product enhancements. This could cause our expenses to grow more rapidly than our revenue.

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
•enter into long-term contracts with our potential customers;
•increase their points of presence and proximity to enterprise data centers and end users faster than us;
•expand their offerings more efficiently and more rapidly;
•bundle their products that are competitive with ours with other solutions they offer in a way that makes our offerings less appealing to, or more costly for, current and potential customers;
•more quickly adapt to new or emerging technologies and changes in customer requirements;
•take advantage of acquisition, investment and other opportunities more readily;
•offer lower prices than ours, including at levels that may not be profitable for us to match;
•spend more money on the promotion, marketing and sales of their products and services;
•spend more money on research and development, including offering higher salaries to talented professionals which may impact our ability to hire or retain engineering and other personnel; and
•implement shorter sales cycles with customers and prospects.

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

Ultimately, any type of increased competition could result in price and revenue reductions, loss of customers and loss of market share or inability to penetrate new markets, each of which could materially impact our business, profitability, financial condition, results of operations and cash flows.

We and other companies that compete in this industry and these markets experience continually shifting business relationships, reputations, commercial focuses and business priorities, all of which occur in reaction to industry and market forces and the emergence of new opportunities. These shifts have led or could lead to our customers or partners becoming our competitors; network suppliers no longer seeking to work with us; and technology companies that previously did not appear to show interest in the markets we seek to address entering into those markets as our competitors. With this constantly changing environment, we may face operational difficulties in adjusting to the changes or our core strategies could become obsolete. Any of these or other developments could harm our business.

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

While we have robust quality control processes in place, there may be additional errors and defects in our hardware, software and open-source components that we leverage that may adversely affect our operations. We may not have in place adequate quality assurance procedures to ensure that we detect errors in our hardware, software and open-source components we use in a timely manner, and we may have insufficient resources to efficiently address multiple service incidents happening simultaneously or in rapid succession. We continue to invest in improving our processes and systems. If we are unable to efficiently and cost-effectively fix errors or other problems that we identify and improve the quality of our solutions or systems, or if there are unidentified errors that allow persons to improperly access our services or systems, we could experience litigation, the need to issue credits to customers, loss of revenue and market share, damage to our reputation, diversion of management attention, increased expenses and reduced profitability.

An increasing portion of our revenue is derived from sales of security solutions. Defects in our security solutions could lead to negative publicity, loss of business, damages payments to customers and other negative consequences. As our solutions are adopted by an increasing number of enterprises and governments, it is possible that the adversaries behind advanced malicious actions will specifically focus on finding ways to defeat our products and services. If they are successful, we could experience a serious impact on our reputation as a provider of security solutions.

An increasing portion of our revenue is also derived from the sales of compute solutions. We are devoting significant resources to develop and deploy our own competing cloud-based and SaaS software and services strategies. While we believe our expertise and infrastructure provides us with a strong foundation to compete, it is uncertain whether our strategies will attract the customers or generate the revenue required to be successful. These costs may reduce the gross and operating margins we have previously achieved. Failure to adequately and rapidly deploy additional points of presence, increased proximity to enterprise data centers and end users and develop competitive offerings could result in negative publicity, loss of business, diminishing customer appeal and other negative consequences which could harm our business.
Our business relies on our data systems, traffic measurement systems, billing systems, ordering processes and other operational and financial reporting and control systems. We also rely on third-party software for certain essential operational services and a failure or disruption in these services could materially and adversely affect our ability to manage our business effectively. All of these systems have become increasingly complex due to the complexity of our business, use of third-party software and services, acquisitions of new businesses with different systems, and increased regulation over controls and procedures. As a result, these systems could generate errors that impact traffic measurement or invoicing, revenue recognition and financial forecasting or other parts of our business. We will need to continue to upgrade and improve our data systems, traffic measurement systems, billing systems, ordering processes and other operational and financial systems, procedures and controls. These upgrades and improvements may be difficult and costly. In addition, we could face strains on, or failures of, our internal IT systems if governmental restrictions or vaccine or other mandates due to the emergence of variants in connection with the ongoing COVID-19 pandemic or other emergencies limit the ability of our command center personnel to work in our physical locations. If we are unable to adapt our systems and organization in a timely, efficient and cost-effective manner to accommodate changing circumstances, our business may be adversely affected.

Cybersecurity breaches and attacks on us, as well as steps we need to take in an effort to prevent them, can lead to significant costs and disruptions that would harm our business, financial results and reputation.

We regularly face attempts to gain unauthorized access or deliver malicious software to the Akamai Connected Cloud and our internal IT systems, with the goal of stealing proprietary information related to our business, products, employees and customers; disrupting our systems and services or those of our customers or others; or demanding ransom to return control of such systems and services. These attempts take a variety of forms, including Distributed Denial of Service attacks, infrastructure attacks, botnets, malicious file uploads, application abuse, credential abuse, ransomware, bugs, viruses, worms and malicious software programs. There could be attempts to infiltrate our systems through our supply chain and contractors. Malicious actors are known to attempt to fraudulently induce employees and suppliers to disclose sensitive information through illegal electronic spamming, phishing or other tactics. Other parties may attempt to gain unauthorized physical access to our facilities in order to infiltrate our internal-use information systems. Furthermore, nation state attacks against us or our customers may intensify during periods of heightened geopolitical tensions or armed conflict, such as the ongoing war in Ukraine. While we have taken and continue to take actions to mitigate against attacks by state actors and others, we may not be able to anticipate the techniques used in such attacks, as they change frequently and may not be recognized until launched. To date, cyber threats and other attacks have not resulted in any material adverse impact to our business or operations, but such threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them.

The complexities in managing the security profile of a distributed network with vast scale and geographic reach that evolves to incorporate new capabilities expose us to both known and unknown vulnerabilities. We have discovered vulnerabilities in software used in our technology, such as the vulnerability in Apache Log4j 2 referred to as “Log4Shell” identified in late 2021 that impacted a large portion of the internet ecosystem, and may have other undiscovered vulnerabilities. While the impact to date of Log4Shell on our systems was relatively modest, these vulnerabilities, resident in either software or configurations, may require significant operational efforts to mitigate and may persist for extended periods of time and the effects of any such vulnerability could be exacerbated. Similar security risks exist with respect to acquired companies, our business partners and the third-party vendors that we rely on for aspects of our information technology support services and administrative functions. As a result, we are subject to risks that the activities of our business partners and third-party vendors may adversely affect our business even if an attack or breach does not directly target our systems. See also the risk factor captioned "We utilize third-party technology in our business, and failures or vulnerabilities, and/or litigation, related to these technologies may adversely affect our business" below.

To protect our corporate and deployed networks, we must continuously engineer more secure solutions, enhance security and reliability features, improve the deployment of software updates to address security vulnerabilities, develop mitigation technologies that help to secure customers from attacks and maintain the digital security infrastructure that protects the integrity of our network and services. This is frequently costly, with a negative impact on near-term profitability. We may need to increase our related spending in the future, which could reduce our operating margin.

Any actual, alleged or perceived breach of network security in our systems or networks, or any other actual, alleged or perceived data security incident we, our customers or our third-party suppliers suffer, can result in damage to our reputation; negative publicity; loss of channel partners, customers and sales; loss of competitive advantages; increased costs to remedy any problems and otherwise respond to any incident; regulatory investigations and enforcement actions; costly litigation; and other liabilities. With the recent acquisition of Linode, we are adapting procedures for mitigating harms that may arise from abuse of our compute products. If we fail to mitigate these or if there is a significant cybersecurity event using our compute products or our compute products are perceived to be less reliable than our competitors, it could result in loss of customers and reputational damage. In addition, we may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security breaches and other security incidents, as well as the costs to comply with any notification obligations resulting from any security incidents. Any of these negative outcomes could adversely impact the market perception of our solutions and customer and investor confidence in our company and otherwise seriously harm our business and operating results.

If we cannot maintain compatibility with our customers’ IT infrastructure, including their chosen third-party applications, our business will be harmed.

Our products interoperate with our customers' IT infrastructure that often has different specifications, utilizes diverse technology, and requires compatibility with multiple communication protocols. Therefore, the functionality of our technology often needs to have, and maintain, compatibility with our customers' technology environment, including their chosen third-party technology. Customers, and in particular these chosen third-party applications, may change features, restrict our access to, or alter their applications in a manner that causes incompatibilities or causes us significant costs to maintain compatibility, and as a result our business could be adversely affected. Such changes could functionally limit or prevent the compatibility of our products with our customers’ IT infrastructure, which would negatively affect adoption of our products and harm our business. If we fail to update our products to achieve compatibility with new third-party applications that our customers use, we may not be able to offer the functionality that our customers need, which would harm our business.

We face risks associated with global operations that could harm our business.

A significant portion of our employee increases, customer additions and revenue growth in recent quarters has been attributable to our business outside the U.S. Our operations in foreign countries subject us to risks that may increase our costs, impact our financial results, disrupt our operations or make our operations less efficient and require significant management attention. These risks include:

•foreign exchange rate risks, including the recent strengthening of the U.S. dollar which has led to a decrease in our revenue from certain customers and corresponding pressure on our earnings;
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

We are subject to laws and regulations worldwide that differ among jurisdictions, affecting our operations in areas such as intellectual property ownership and infringement; tax; anti-corruption; internet and technology regulations; so-called "fair share" or internet content taxes; foreign exchange controls and cash repatriation; data privacy; cyber security; competition; consumer protection; and employment. Compliance with such requirements can be onerous and expensive and may otherwise impact our business operations negatively. Although we have policies, controls and procedures designed to help ensure compliance with applicable laws, there can be no assurance that our employees, contractors, suppliers or agents will not violate such laws or our policies. Violations of these laws and regulations can result in fines; criminal sanctions against us, our officers or our employees; prohibitions on the conduct of our business; and damage to our reputation. See also the risk factor captioned Other regulatory developments could negatively impact our business below.

Our business strategy depends on the ability to source adequate transmission capacity, co-location facilities and the equipment we need to operate our network; failure to have access to those resources could lead to loss of revenue and service disruptions.

To operate and grow our network, we are dependent in part upon transmission capacity provided by third-party telecommunications network providers, the availability of co-location facilities to house our servers and equipment to support our operations. We may be unable to purchase the bandwidth and space we need from these providers due to limitations on their resources, increasing energy costs or other reasons outside of our control. In particular, following our acquisition of Linode, our plans to increase the size and scale of our cloud computing offerings will require procuring significant additional space in co-location facilities. Inability to access facilities where we would like to install servers, or perform maintenance on existing servers for any reason, such as the imposition of stay-at-home orders imposed in connection with the ongoing COVID-19 pandemic or other emergencies, impedes our ability to expand or maintain capacity. As a result, there can be no assurance that we are adequately prepared for unexpected increases in capacity demands by our customers, particularly those under cyber-attack or impacted by geopolitical conditions. Failure to put in place the capacity we require to operate our business effectively could result in a reduction in, or disruption of, service to our customers and ultimately a loss of those customers.

The Akamai Connected Cloud relies on hardware equipment, including hundreds of thousands of servers deployed around the world. Global supply chain constraints in the wake of the COVID-19 pandemic continue to increase lead times for equipment components, which adds risk to our ability to flex to meet future business needs and expand our global compute presence. Disruptions in our supply chain could prevent us from purchasing needed equipment at attractive prices or at all. For example, from time to time, it has been, and may continue to be, more difficult to purchase equipment that is manufactured in areas that face disruptions to operations due to unrest, trade sanctions or other political activity, public health issues (such as the ongoing COVID-19 pandemic), safety issues, natural disasters or general economic conditions. Failure to have adequate equipment, including server equipment, could harm the quality of our services, which could lead to the loss of customers and revenue.

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
•financial consequences, such as increased operating expenses, incurrence of material post-closing liabilities, incurrence of additional debt and other dilutive effects on our earnings, particularly in the current environment where we have generally seen escalating valuations of many technology companies and increasing allocation of risk to acquirors;
•assumption of legal risks related to compliance with laws, including privacy and anti-corruption regulations;
•failure to realize synergies or other expected benefits;
•lawsuits resulting from an acquisition or disposition;
•retention of the acquired company's key talent;
•there may be unexpected regulatory changes resulting in operating difficulties and expenditures;
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

Our future success depends upon the services of our executive officers and other key technology, sales, research and development, marketing and support personnel who have critical industry experience and relationships. Like other companies in our industry, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications, and, if we fail to attract new personnel or fail to retain and motivate our current personnel or effectively train our current employees to support our business needs, our business and future growth prospects could suffer. For example, none of our officers or key employees is bound by an employment agreement for any specific term, and members of our senior management have left our company over the years for a variety of reasons. In addition, effective succession planning is important to our long-term success and our failure to ensure effective transfer of knowledge and smooth transitions involving our officers and other key personnel could hinder our strategic planning and execution.

In addition, our future success will depend upon our ability to attract, train and retain employees, particularly in our expected areas of growth such as security and cloud computing. Such efforts will require time, expense and attention by our employees as there is significant competition for talented individuals in the regions in which our primary offices are located, which affects both our ability to retain key employees and hire new ones and new hires require significant training. This competition results in increased costs in the form of cash and stock-based compensation and can have a dilutive impact on our stock. In addition, we are retasking certain of our employees to work on our compute solutions which will require the use of our resources and if we are unable to successfully retrain our employees, our compute business may suffer. The loss of the services of a significant number of our employees or any of our key employees or our inability to attract and retain new talent in a timely fashion may be disruptive to our operations and overall business.

Our failure to effectively manage our operations and maintain our company culture as our business evolves and our work practices change could harm us.

Our future operating results will depend on our ability to manage our operations and we believe our culture has been a key contributor to our success to date. As a result of the diversification of our business, personnel growth, increased usage of alternative working arrangements, including the designation of over 95% of roles as flexible and able to work remotely, acquisitions and international expansion in recent years, many of our employees are now based outside of our Cambridge, Massachusetts headquarters; however, most key management decisions are made by a relatively small group of individuals based primarily at our headquarters.

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

We rolled out our FlexBase program in May 2022, which allows the more than 95% of our workforce designated as flexible to choose whether they want to work from an Akamai office, their home office or a combination of both. Although we believe a flexible working policy will help us attract and retain talent, our FlexBase program could, among other things, negatively impact employee morale and productivity, inhibit our ability to hire and train new employees and impede our ability to support customers at the levels they expect. In addition, certain security systems in homes or other remote workplaces may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Members of our workforce who access company data and systems remotely may not have access to technology that is as robust as that in our offices, which could cause the networks, information systems, applications and other tools available to those remote workers to be more limited or less reliable than in our offices. We may also be exposed to risks associated with the locations of remote workers, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing members of our workforce to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. If we are unable to effectively transition to a hybrid workforce, manage the cybersecurity and other risks of remote work, and maintain our corporate culture and workforce morale, our business could be harmed or otherwise negatively impacted.

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

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, or changes in tax laws, regulations or accounting principles, as well as certain discrete items such as equity-related compensation. In particular, in October 2021, a global consortium of countries agreed to establish a new framework for international tax reform, including the general rules for redefined jurisdictional taxation rights and a global minimum tax of 15% (Pillar 2). In December 2022, the European Union member states voted unanimously to adopt a Directive implementing the Pillar 2 (global minimum tax) rules giving member states until December 31, 2023 to implement the Directive into national legislation. Further details regarding implementation of these rules are expected and if implemented, such reform may increase our tax liabilities and compliance costs and reduce our profitability. We have recorded certain tax reserves to address potential exposures involving our income tax and sales and use tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. We are currently subject to tax audits in various jurisdictions. If the ultimate outcome of any tax audits are adverse to us, our reserves may not be adequate to cover our total actual liability, and we would need to take a financial charge. Although we believe our estimates, our reserves and the positions we have taken in all jurisdictions are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

On August 16, 2022, President Joseph R. Biden signed into law the Inflation Reduction Act of 2022 (“IRA”). The IRA includes a 15% corporate alternative minimum tax for companies with modified GAAP net income in excess of $1 billion, a 1% excise tax on certain stock repurchases, and numerous environmental and green energy tax credits. Currently, we are not subject to the corporate alternative minimum tax. We are currently evaluating the impacts of the excise tax on our stock repurchase program; however, we do not currently expect the new law to have a material impact on our results of operations.

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments about, among other things, taxes, revenue recognition, stock-based compensation, capitalization of internal-use software development costs, investments, contingent obligations, allowance for current expected credit losses, intangible assets and restructuring charges. These estimates and judgments affect, among other things, the reported amounts of our assets, liabilities, revenue and expenses, the amounts of charges accrued by us, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, actual results may differ materially from our estimates and we may need to, among other things, accrue significant additional charges that could adversely affect our results of operations, which in turn could adversely affect our stock price. Errors in our financial statements have occurred in the past and may occur in the future. For example, see Note 23 for a description of an error identified in January 2023. In addition, new accounting pronouncements and interpretations of accounting pronouncements have occurred and may occur in the future that could adversely affect our reported financial results.

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

We utilize third-party technology software, services, and other technology in order to operate critical functions of our business, including the integration of certain of these technologies into our network, products and services. If these software, services, or other technology become unavailable or contain vulnerabilities, our expenses could increase and our ability to operate our network, provide our products, and our results of operations could be impaired until equivalent software, technology, or services are purchased or developed or any identified vulnerabilities are remedied. If we are unable to procure the necessary third-party technology we may need to acquire or develop alternative technology, or we may have to resort to utilizing alternative technology of lower quality. This could limit and delay our ability to offer new or competitive products and increase our costs of production. As a result, our business could be significantly harmed. In addition, the use of third-party technology may expose us to third-party claims of intellectual property infringement which could cause us to incur significant costs in defense or alternative sourcing.

We rely on certain “open-source” software, which may contain security flaws or other deficiencies, and the use of which could result in our having to distribute our proprietary software, including source code, to third parties on unfavorable terms, either of which could materially affect our business.
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

courts. If a court interprets one or more such open-source licenses in a manner that is unfavorable to us, we could be required to make certain of our key software generally available at no cost. We could also be subject to similar conditions or restrictions should there be any changes in the licensing terms of the open-source software incorporated into our products. In either event, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely or successful basis, any of which could adversely affect our business, operating results and financial condition. Furthermore, open-source software may have security flaws and other deficiencies that could make our solutions less reliable and damage our business.

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

Our ability to leverage the data generated by our global networks is important to the value of many of the solutions we offer, our operational efficiency and future product development opportunities. Our ability to use data in this way may be constrained by regulatory developments. Compliance with applicable laws and regulations regarding personal data may require changes in services, business practices or internal systems that result in increased costs, lower revenue, reduced efficiency or greater difficulty in competing with other firms. Compliance with data regulations might limit our ability to innovate or offer certain features and functionality in some jurisdictions where we operate. Failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged non-compliant activity, as well as negative publicity and diversion of management time and effort.

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

Local and foreign laws and regulations that apply to the internet related to, among other things, content liability, security requirements, law enforcement access to information, critical infrastructure, so-called "fair share" or internet content taxes, international data transfer restrictions, sanctions, export controls and restrictions on social media or other content could pose risks to our revenues, intellectual property and customer relationships as well as increase expenses or create other disadvantages to our business. Section 230 of the U.S. Communications Decency Act, often referred to as Section 230, gives websites that host user-generated content broad protection from legal liability for content posted on their sites. Proposals to repeal or amend Section 230 could expose us to greater legal liability in the conduct of our business. Our Acceptable Use Policy prohibits customers from using our network to deliver illegal or inappropriate content; if customers violate that policy, we may nonetheless face reputational damage, enforcement actions or lawsuits related to their content. Regulations have been enacted or proposed in a number of countries that limit the delivery of certain types of content into those countries. Enactment and expansion of such laws and regulations would negatively impact our revenues. For example, restrictions were adopted in India in 2020 prohibiting access to identified Chinese applications which caused a reduction in revenue to us. In addition, such laws and regulations could cause internet service providers, or others, to block our products in order to enforce content-blocking efforts. In addition, efforts to block a single product or domain name may end up blocking a number of other products or domain names in an overbroad manner that could affect our business. Interpretations of laws or regulations that would subject us to regulatory enforcement actions, supervision or, in the alternative, require us to exit a line of business or a country, could lead to loss of significant revenues and have a negative impact on the quality of our solutions. As noted with privacy compliance above, engineering efforts to build new capabilities to facilitate compliance with law enforcement access requirements, content access restrictions or other regulations could require us to take on substantial expense and divert engineering resources from other projects. These circumstances could harm our profitability.

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

In addition, from time to time, we use various contractual, technical and expert resources to reduce the likelihood of end user activity that is illegal, fraudulent or harmful to third parties. There can be no assurance that any of these initiatives will be successful or reduce such illegal, fraudulent or harmful content on our platform. Furthermore, such initiatives may also result in negative interactions with end users, negative perceptions of our policies or increased onboarding time for new customers.

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
•general economic conditions and other macroeconomic factors, such as inflationary pressures, foreign currency exchange rate fluctuations, energy prices, reduced consumer spending, increasing interest rates, recessionary economic cycles, protracted economic slowdowns and overall market volatility;
•repurchases of shares of our common stock;
•successful cyber-attacks affecting our network or systems;
•changes in the composition of company management, including company executives and the board of directors;
•entry into, or termination of, relationships with material customers and partners;
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

As of the date of this report, we had total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2025, and we had total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2027. We also entered into a credit facility in November 2022 that provides for an initial $500.0 million revolving credit facility, and under specified circumstances, the credit facility can be increased to up to $1 billion in aggregate principal amount. As of December 31, 2022, there were no outstanding borrowings under the credit facility. Our ability to repay any amounts we borrow under our credit facility, refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the applicable indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through future borrowing under the credit facility or the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. If we do not have sufficient cash upon conversion of the notes or to repurchase the notes following a fundamental change, we would be in default under the terms of the notes, which could seriously harm our business. Although the terms of our credit facility include certain financial ratios that potentially limit our future indebtedness, the terms of the notes do not. If we incur significantly more debt, this could intensify the risks described above. In addition, if we are unable to obtain financing to fund additional capital expenditures, acquisitions, and general corporate and other purposes on reasonable terms, or at all, then our business, operations and financial condition may be harmed.

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

•stockholders needing to provide advance notice, additional disclosures and representations and warranties to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders' meeting; and
•the ability of our board of directors to issue, without stockholder approval, shares of undesignated preferred stock.

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

We have identified a material weakness in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures are not effective. While we are working to remediate the identified material weakness, we cannot assure you that additional material weaknesses or significant deficiencies will not occur in the future. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As disclosed in this Form 10-K, in the course of our audit for fiscal 2022, we identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2022 related to income taxes. The material weakness was caused by an inadequate control over the adoption and application of new accounting standards related to income taxes and resulted in immaterial errors to net deferred tax assets and provision for income taxes for the interim periods ended March 31, 2022, June 30, 2022 and September 30, 2022. We are in the process of designing and implementing changes in processes and controls to remediate the material weakness. We cannot assure you that the measures we may take in the future will be sufficient to remediate the control deficiencies that led to a material weakness in our internal controls over financial reporting or that they will prevent or avoid potential future material weaknesses. The material weakness in the Company’s internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing that these controls operate effectively. If we do not successfully remediate the material weakness, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated and require restatement.

We need to continue to enhance and maintain our processes and systems and adapt them to changes as our business evolves and we rearrange management responsibilities and reorganize our business. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive and time-consuming and requires significant management attention. We cannot be certain that our internal control measures will provide in the future adequate control over our financial processes and reporting and ensure compliance with Section 404. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, may result in a restatement of our financial statements for prior periods, cause us to fail to meet our reporting obligations, and could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in the periodic reports we will file with the Securities and Exchange Commission. Furthermore, as our business changes, including by expanding our operations in different markets, increasing reliance on channel partners and completing acquisitions, our internal controls may become more complex and we may be required to expend significantly more resources to ensure our internal controls remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify additional material weaknesses, the disclosure of that fact, even if quickly remediated, could reduce the market's confidence in our financial statements and harm our stock price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters is located in Cambridge, Massachusetts where we lease approximately 659,000 square feet, of which approximately 258,000 square feet is currently subleased to third parties. We also have offices in other locations in the United States and other countries, the largest of which are in Santa Clara, California; Bangalore, India; and Krakow, Poland. All of our facilities are leased. We are continuing to evaluate our facility footprint in light of our FlexBase program, including our plans and ability to sublease or terminate excess space. We believe our facilities are sufficient to meet our needs.

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

As of February 24, 2023, there were 166 holders of record of our common stock.

We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying or declaring any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the fourth quarter of 2022 (in thousands, except share and per share data):

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
October 1, 2022 – October 31, 2022	749,861	$83.10	749,861	$1,307,415
November 1, 2022 – November 30, 2022	639,122	89.21	639,122	1,250,398
December 1, 2022 – December 31, 2022	665,811	87.72	665,811	1,191,990
Total	2,054,794	$86.50	2,054,794

(1)Information is based on settlement dates of repurchase transactions.
(2)Consists of shares of our common stock, par value $0.01 per share.
(3)Includes commissions paid.
(4)Effective January 2022, our board of directors authorized a $1.8 billion share repurchase program through December 2024.

During the year ended December 31, 2022, we repurchased 6.4 million shares of our common stock for an aggregate of $608.0 million.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), should be read in conjunction with our consolidated financial statements and notes thereto that appear elsewhere in this annual report on Form 10-K. See “Risk Factors” elsewhere in this annual report on Form 10-K for a discussion of certain risks associated with our business. The following discussion contains forward-looking statements. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures or other events that may be announced after the date hereof.

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

Revenue

For most of our solutions, our customers commit to contracts having terms of a year or longer, which allows us to have a consistent and predictable base level of revenue. In addition to a base level of revenue, we are also dependent on delivery customers, and some cloud computing customers, where usage of our solutions is more variable. As a result, our revenue is impacted by the amount of traffic we serve on our network or the usage of cloud computing services, the rate of adoption of gaming, social media and video platform offerings, the timing and variability of customer-specific one-time events and geopolitical, economic and other developments that impact our customers' businesses. Seasonal variations that impact traffic on our network, such as holiday-related activities, can cause revenue fluctuations from quarter to quarter. Over the longer term, our ability to expand our product portfolio and to effectively manage the prices we charge for our solutions are key factors impacting our revenue growth.

We have observed the following trends related to our revenue in recent years:

•Increased sales of our security solutions, led by application security solutions and segmentation solutions from our Guardicore acquisition, and more recently, increased sales of our compute solutions primarily attributable to our acquisition of Linode in the first quarter of 2022, have made a significant contribution to revenue growth. During 2022, security and compute revenue represented over half of our total revenue. We plan to continue to invest in these areas with a focus on further enhancing our product portfolios and extending our go-to-market capabilities, particularly in certain markets and through our channel partners.

•During 2020 and early 2021, we saw a dramatic increase in traffic growth on our network due to the shutdowns and restrictions related to the COVID-19 pandemic. While traffic on our network continues to grow as compared to prior years, the rate of traffic growth has decelerated. Our delivery revenue was negatively impacted by the deceleration, which we believe is partly due to the rollback of COVID-19 pandemic-related restrictions. We expect traffic growth rates in 2023 to continue to be below historical levels as we and other companies manage through a time of economic headwinds and uncertainty.

•The prices paid by some of our customers have declined in recent years due to competition and contract renewals, which negatively impacts our revenue growth rates. We have been able to mitigate some of the negative impacts to our revenue growth rates by upselling incremental solutions to our existing customers. We are taking steps to try to maintain alignment between customer traffic volumes and unit pricing.

•Revenue from our international operations has generally been growing at a faster pace in recent years than from our U.S. operations, particularly from cross-selling of incremental solutions. Because we publicly report in U.S. dollars, and due to the strengthening U.S. dollar, our reported revenue results have been negatively impacted during 2022.

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

•Co-location costs are also a significant portion of our cost of revenue. As we build out our new compute locations to provide us with the ability to scale our platform, we expect to enter into longer term leases that include certain financial commitments in order to achieve more favorable unit economics. The costs of the financial commitments are straight-lined over the life of the lease. We continue to improve our internal-use software and remain disciplined in managing our hardware deployments, particularly for our delivery platform, which enables us to use servers more efficiently. With these efficiencies we have been able to minimize the impact of rising energy costs, particularly in Europe. We expect to continue to scale our network in the future, which will allow us to continue to effectively manage our co-location costs to maintain current levels of profitability.

•Network build-out and supporting service costs represent another significant portion of our cost of revenue. These costs include maintenance and supporting services incurred as we continue to build-out our compute infrastructure and maintain our global network, and costs of third-party cloud providers used for some of our operations. We have seen these costs increase in recent years, as a result of our network expansion and increased use of third-party cloud services. We expect this trend to continue in the near-term as we invest in our network to support our compute solutions, including migrating from third-party cloud providers to our own cloud solutions. We will need to effectively manage our network build-out and supporting costs to maintain current levels of profitability.

•Our employees are core to the operations of our business, and payroll and related costs, including stock-based compensation, is one of our largest expenses. It is important to the success of operations that we offer competitive compensation packages. However, we remain disciplined in allocating our resources to support our faster growing security and compute solutions, including maintaining operational efficiencies to mitigate the rising cost of talent. We are prioritizing our hiring to our high growth areas. In addition, we are re-tasking certain employees to develop, deploy and support go-to-market efforts for our compute solutions.

•Depreciation expense related to our network equipment also contributes to our overall expense levels. In recent years we have invested in our network as traffic levels have increased, which increased our capital expenditures and resulting depreciation expense. We plan to continue to make investments in capital expenditures, however, the focus is to further invest in support of our faster growing compute solutions. Due to the software and hardware initiatives we have undertaken to manage our global network more efficiently, we expect the useful lives of our network servers to be extended. As a result of our expected investments in our network, particularly with respect to cloud computing, we expect depreciation to increase, which will be partially offset by the expected change in useful lives of our network servers.

•Growth in our international operations incrementally increases our exposure to foreign currency fluctuations. In 2022, due to the strengthening U.S. dollar, our expenses that are denominated in foreign currencies have been positively impacted and partially offset the negative impact on revenue, resulting in a negative overall impact on our operating margins.

Recent Acquisitions

In March 2022, we acquired all of the outstanding equity interests of Linode for $898.5 million in cash. Linode is an infrastructure-as-a-service platform provider that allows for developer-friendly cloud computing capabilities. The acquisition is intended to enhance our computing services by enabling us to create a unique cloud platform to build, run and secure applications from the cloud to the edge. Linode had approximately 250 employees when we completed the acquisition.

In October 2021, we acquired Guardicore for $610.7 million in cash. Guardicore's micro-segmentation solution is designed to limit user access to only those applications that are authorized to communicate with each other, thereby limiting the spread of malware and protecting the flow of enterprise data across the network. Guardicore had approximately 270 employees when we completed the acquisition, and the acquisition was dilutive to our earnings per share in 2022.

Remote Work

In May 2022, we launched our FlexBase program, which allows the more than 95% of our workforce designated as flexible to choose whether they want to work from an Akamai office, their home office or a combination of both. Our operations have not been significantly disrupted by the shift to remote working. While we have incurred and expect to continue to incur expenses associated with enabling remote work, reconfiguring work spaces and re-thinking our facility footprint and the way we utilize office space, we do not currently believe those costs will materially impact our financial condition or results of operations.

Global Developments

Since the start of 2022, several global macroeconomic and geopolitical developments have emerged. These developments impacted our traffic growth rates, and as a result, our revenue growth rates. We have experienced a decline in revenue in 2022 related to the war in Ukraine due to a decrease in traffic in Russia, Belarus and Ukraine. Approximately 1% of our 2021 revenue was generated from traffic we served into these countries, and we experienced a decline in revenue in 2022 due to a decrease in traffic in these countries. Additionally, we were negatively impacted by the strengthening of the U.S. dollar. In addition, we, along with our customers, continue to manage through an uncertain period of inflation, growing recessionary concerns, supply chain challenges, uncertain energy supplies, heightened geopolitical tensions and rising interest rates. As a result of the uncertain macroeconomic environment, we have experienced elongated sales cycles with our customers and prospects, and expect to continue to experience elongated sales cycles in 2023. Our board of directors is continuing to oversee risks related to macroeconomic and geopolitical developments, including the ongoing war in Ukraine, and management is monitoring these developments, including the potential impact from the war or other geopolitical events on our business. As a result of overall macroeconomic trends, growing concerns of a potential global recession and future projections of traffic consumption that suggest traffic growth will moderate as restrictions related to the COVID-19 pandemic are lifted, we anticipate our traffic will grow, but at a more moderate pace than we have experienced previously. The extent of the ongoing impact of these macroeconomic events on our business and on global economic activity may continue to adversely affect our business, operations and financial results.

Results of Operations

The following sets forth, as a percentage of revenue, consolidated statements of income data for the years indicated:

	2022	2021	2020
Revenue	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	38.3	36.7	35.4
Research and development	10.8	9.7	8.4
Sales and marketing	13.9	13.3	16.0
General and administrative	16.2	16.0	17.1
Amortization of acquired intangible assets	1.8	1.4	1.3
Restructuring charge	0.4	0.3	1.2
Total costs and operating expenses	81.4	77.4	79.4
Income from operations	18.6	22.6	20.6
Interest and marketable securities income, net	0.1	0.5	0.9
Interest expense	(0.3)	(2.1)	(2.2)
Other (expense) income, net	(0.3)	0.1	(0.1)
Income before provision for income taxes	18.1	21.1	19.2
Provision for income taxes	(3.5)	(1.8)	(1.4)
Loss from equity method investment	(0.2)	(0.4)	(0.4)
Net income	14.4%	18.9%	17.4%

Revenue

The Company reports its revenue in three solution categories: security, delivery and compute. Prior to January 1, 2022, revenue by solution was reported by product group: Security Technology Group and Edge Technology Group. Revenue from security solutions was previously presented as Security Technology Group revenue. Revenue from delivery and compute solutions was previously presented as Edge Technology Group revenue. The periods presented prior to January 1, 2022 have been revised to reflect this new presentation. Revenue by solution category during the periods presented is as follows (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2022	2021	% Change	% Change at Constant Currency	2021	2020	% Change	% Change at Constant Currency
Security	$1,541,941	$1,334,836	15.5%	19.7%	$1,334,836	$1,061,622	25.7%	24.6%
Delivery	1,669,257	1,873,243	(10.9)	(7.8)	1,873,243	1,929,810	(2.9)	(3.7)
Compute	405,456	253,144	60.2	64.0	253,144	206,717	22.4	21.4
Total revenue	$3,616,654	$3,461,223	4.5%	8.0%	$3,461,223	$3,198,149	8.2%	7.3%

The increases in our revenue in 2022 as compared to 2021, and 2021 as compared to 2020, was primarily the result of continued strong growth in sales of our security solutions, in addition to growth in compute solutions. The increase in 2022 as compared to 2021 was negatively impacted by the significant strengthening of the U.S. dollar and a decline in revenue from our delivery solutions.

The increase in security solutions revenue for 2022 as compared to 2021, was due to growth in a number of key products in our security solutions portfolio, including our application security portfolio, driven by application and application performance interfaces protection, as well as our Zero Trust Enterprise portfolio, which is led by our Guardicore segmentation solution. The increase in security solutions revenue in 2021 as compared to 2020, was due to growth across our security products portfolio, including Bot Manager, Kona Site Defender, Prolexic and our access control product suite.

The decrease in delivery solutions revenue for 2022 as compared to 2021 was due to reduction in traffic growth, particularly among our largest customers, which we believe was attributed to macroeconomic challenges our customers are experiencing and the pricing impact of some large renewals that we completed in the first half of the year. The decrease in delivery solutions revenue for 2021 as compared to 2020 was due to reduction in sales of application performance solutions, partially offset by growth in edge application solutions.

The increase in compute solutions revenue in 2022 as compared to 2021 was due to strong growth in compute products, including through the acquisition of Linode in the first quarter of 2022, and continued growth in cloud optimization solutions. Revenue attributable to Linode since the date of the acquisition, and included in our consolidated statements of income, for the year ended 2022 was $103.5 million. The increase in compute solutions revenue in 2021 as compared to 2020, was due to strong growth in cloud optimization solutions.

Revenue derived in the U.S. and internationally during the periods presented is as follows (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2022	2021	% Change	% Change at Constant Currency	2021	2020	% Change	% Change at Constant Currency
U.S.	$1,902,051	$1,837,508	3.5%	3.5%	$1,837,508	$1,777,435	3.4%	3.4%
International	1,714,603	1,623,715	5.6	13.2	1,623,715	1,420,714	14.3	12.3
Total revenue	$3,616,654	$3,461,223	4.5%	8.0%	$3,461,223	$3,198,149	8.2%	7.3%

For each of the years ended December 31, 2022 and 2021, approximately 47% of our revenue was derived from our operations located outside of the U.S., compared to 44% for the year ended December 31, 2020. No single country outside of the U.S. accounted for 10% or more of revenue during any of these periods. We have generally seen revenue growth across all our international regions. Changes in foreign currency exchange rates negatively impacted our revenue by $122.1 million in 2022 as compared to 2021, and positively impacted our revenue by $28.8 million in 2021 as compared to 2020.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2022	2021	% Change	2021	2020	% Change
Bandwidth fees	$205,268	$209,288	(1.9)%	$209,288	$200,167	4.6%
Co-location fees	197,375	177,950	10.9	177,950	156,275	13.9
Network build-out and supporting services	195,669	157,234	24.4	157,234	134,952	16.5
Payroll and related costs	298,269	276,544	7.9	276,544	262,972	5.2
Acquisition-related costs	4,982	—	100.0	—	—	—
Stock-based compensation, including amortization of prior capitalized amounts	57,146	57,390	(0.4)	57,390	52,863	8.6
Depreciation of network equipment	259,359	226,384	14.6	226,384	167,017	35.5
Amortization of internal-use software	165,751	164,166	1.0	164,166	158,426	3.6
Total cost of revenue	$1,383,819	$1,268,956	9.1%	$1,268,956	$1,132,672	12.0%
As a percentage of revenue	38.3%	36.7%		36.7%	35.4%

The increases in cost of revenue for 2022 as compared to 2021, and 2021 as compared to 2020, was primarily due to increased network build-out and supporting services, particularly related to increased supporting services for third-party cloud applications, and increased investment in our network in prior years to support traffic growth, which resulted in higher depreciation costs of our network equipment and growth in expenses related to our co-location facilities including energy to power our network. The increase in cost of revenue for 2022 as compared to 2021 was also due to increased payroll and related costs as a result of increased headcount due to the acquisition of Linode.

During 2023, we expect our cost of revenue to increase as compared to 2022, in particular co-location costs, due to investments in our network to support the continued growth of our compute solutions. We plan to continue to focus our efforts on managing our operating margins, including our bandwidth and network build-out costs. In particular, we are taking steps to shift workloads to our own cloud solutions, which we expect will reduce third-party cloud application expense. We also expect to change the estimated useful lives of our network servers from five to six years due to software and hardware initiatives we have undertaken to manage our global network more efficiently. This change will partially offset our expected increase in depreciation expense related to our investment in network equipment.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2022	2021	% Change	2021	2020	% Change
Payroll and related costs	$468,928	$456,138	2.8%	$456,138	$410,568	11.1%
Stock-based compensation	78,116	65,951	18.4	65,951	48,854	35.0
Capitalized salaries and related costs	(183,540)	(200,530)	(8.5)	(200,530)	(200,143)	0.2
Acquisition-related costs	2,832	—	100.0	—	—	—
Other expenses	25,098	13,813	81.7	13,813	10,036	37.6
Total research and development	$391,434	$335,372	16.7%	$335,372	$269,315	24.5%
As a percentage of revenue	10.8%	9.7%		9.7%	8.4%

The increase in research and development expenses for 2022 as compared to 2021 was due to higher payroll and related costs and related stock-based compensation as a result of headcount growth from employees joining us through acquisitions, a reduction in capitalized salaries and related costs as a result of a shift in resources to work on core maintenance activities related to our platform and an increase in other expenses due to an increase in the use of third-party cloud applications to support our research and development activities.

The increase in research and development expenses for 2021 as compared to 2020 was due to increased payroll and related costs, including stock-based compensation, primarily due to headcount growth, the redeployment of some employees to research and development functions from sales and marketing activities as part of our March 2021 reorganization and as a result of employees joining us through acquisitions.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. For the years ended December 31, 2022, 2021 and 2020, we capitalized $30.0 million, $32.2 million and $35.7 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, ranging from two to seven years based on the software developed and its expected useful life.

We expect research and development costs to increase in 2023, in particular payroll and related costs and stock-based compensation, to support the continued growth of our compute and security solutions.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2022	2021	% Change	2021	2020	% Change
Payroll and related costs	$374,110	$366,501	2.1%	$366,501	$393,800	(6.9)%
Stock-based compensation	47,789	46,342	3.1	46,342	65,257	(29.0)
Marketing programs and related costs	55,033	40,553	35.7	40,553	39,272	3.3
Acquisition-related costs	2,166	—	100.0	—	—	—
Other expenses	23,311	8,571	172.0	8,571	12,076	(29.0)
Total sales and marketing	$502,409	$461,967	8.8%	$461,967	$510,405	(9.5)%
As a percentage of revenue	13.9%	13.3%		13.3%	16.0%

The increase in sales and marketing expenses for 2022 as compared to 2021 was primarily due to increased marketing programs and related costs due to advertising and customer events held in 2022. Other expenses also increased due to travel associated with customer events and meetings, as well as a sales recognition event during 2022 that did not occur in 2021. Such events and travel costs were higher in 2022 than in 2021 due to the rollback of COVID-19 pandemic-related restrictions that had been in place in the prior year.

The decrease in sales and marketing expenses for 2021 as compared to 2020 was due to decreased payroll and related costs, including stock-based compensation, primarily as a result of headcount reductions due to the establishment of a unified global sales organization and elimination of duplicative roles. In addition, some employees who previously supported the sales organization were redeployed in 2021 to our research and development function to focus our investments to improve security, performance, scalability and innovation across our solutions.

We expect sales and marketing costs to increase in 2023 as compared to 2022, due to our continued investment in go-to-market efforts. However, we plan to continue to carefully manage costs in an effort to manage our operating margins.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2022	2021	% Change	2021	2020	% Change
Payroll and related costs	$213,772	$223,238	(4.2)%	$223,238	$199,992	11.6%
Stock-based compensation	62,926	63,324	(0.6)	63,324	58,470	8.3
Depreciation and amortization	74,225	81,934	(9.4)	81,934	82,862	(1.1)
Facilities-related costs	103,473	100,769	2.7	100,769	98,805	2.0
Provision for doubtful accounts	7,042	763	822.9	763	2,881	(73.5)
Acquisition-related costs	19,071	13,317	43.2	13,317	5,579	138.7
Software and related service costs	50,320	40,861	23.1	40,861	41,392	(1.3)
Legal settlements	—	—	—	—	275	(100.0)
Endowment of Akamai Foundation	—	—	—	—	20,000	(100.0)
Other expenses	53,377	28,818	85.2	28,818	37,632	(23.4)
Total general and administrative	$584,206	$553,024	5.6%	$553,024	$547,888	0.9%
As a percentage of revenue	16.2%	16.0%		16.0%	17.1%

The increase in general and administrative expenses for 2022 as compared to 2021 was primarily due to software and related service costs as we transition and expand to cloud-based applications, other expenses related to an increase in professional service fees to support our operations and acquisition-related costs primarily related to our acquisition of Linode. These increases were partially offset by a decrease in payroll and related costs due to a decline in performance-based compensation programs.

The increase in general and administrative expenses for 2021 as compared to 2020 was primarily due to increased payroll and related costs, including stock-based compensation, as a result of annual merit increases and headcount growth, partially offset by a decrease in an endowment contribution to the Akamai Foundation in 2020 that did not recur in 2021.

General and administrative expenses for 2022, 2021 and 2020 are broken out by category as follows (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2022	2021	% Change	2021	2020	% Change
Global functions	$212,674	$212,456	0.1%	$212,456	$193,719	9.7%
As a percentage of revenue	5.9%	6.1%		6.1%	6.1%
Infrastructure	345,391	326,480	5.8	326,480	325,434	0.3
As a percentage of revenue	9.6%	9.4%		9.4%	10.2%
Other	26,141	14,088	85.6	14,088	28,735	(51.0)
Total general and administrative expenses	$584,206	$553,024	5.6%	$553,024	$547,888	0.9%
As a percentage of revenue	16.2%	16.0%		16.0%	17.1%

Global functions expense includes payroll, stock-based compensation and other employee-related costs for administrative functions, including finance, purchasing, order entry, human resources, legal, information technology and executive personnel, as well as third-party professional service fees. Infrastructure expense includes payroll, stock-based compensation and other employee-related costs for our network infrastructure functions, as well as facility rent expense, depreciation and amortization of facility and IT-related assets, software and related service costs, business insurance and taxes. Our network infrastructure function is responsible for network planning, sourcing, architecture evaluation and platform security. Other expense includes acquisition-related costs, provision for doubtful accounts, legal settlements and the endowment contribution to the Akamai Foundation.

During 2023, we expect our general and administrative expenses to increase as compared to 2022 as a result of payroll and related costs, including stock-based compensation, due to the expected achievement of the performance-based compensation programs. We plan to continue to control costs, including reducing our real estate expenses due to excess capacity created by our FlexBase program, in an effort to manage our operating margins.

Amortization of Acquired Intangible Assets

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2022	2021	% Change	2021	2020	% Change
Amortization of acquired intangible assets	$64,983	$48,019	35.3%	$48,019	$42,049	14.2%
As a percentage of revenue	1.8%	1.4%		1.4%	1.3%

The increase in amortization of acquired intangible assets for 2022 as compared to 2021, as well as 2021 as compared to 2020, was the result of amortization of acquired intangible assets related to our recent acquisitions. Based on acquired intangible assets as of December 31, 2022, future amortization is expected to be $63.5 million, $59.2 million, $61.2 million, $56.3 million and $43.7 million for the years ending December 31, 2023, 2024, 2025, 2026 and 2027, respectively.

Restructuring Charge

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2022	2021	% Change	2021	2020	% Change
Restructuring charge	$13,529	$10,737	26.0%	$10,737	$37,286	(71.2)%
As a percentage of revenue	0.4%	0.3%		0.3%	1.2%

The restructuring charge for 2022 was primarily related to software impairment charges related to our investment with Mitsubishi UFJ Financial Group ("MUFG") in the joint venture Global Open Network, Inc. ("GO-NET"), and MUFG's decision to suspend GO-NET's operations, and impairments of right-of-use-assets for facilities that are no longer needed as a result of our FlexBase program.

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

Non-Operating Income (Expense)

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2022	2021	% Change	2021	2020	% Change
Interest and marketable securities income, net	$3,258	$15,620	(79.1)%	$15,620	$29,122	(46.4)%
As a percentage of revenue	0.1%	0.5%		0.5%	0.9%
Interest expense	$(11,096)	$(72,332)	(84.7)%	$(72,332)	$(69,120)	4.6%
As a percentage of revenue	(0.3)%	(2.1)%		(2.1)%	(2.2)%
Other (expense) income, net	$(10,433)	$1,785	(684.5)%	$1,785	$(2,454)	(172.7)%
As a percentage of revenue	(0.3)%	0.1%		0.1%	(0.1)%

Interest and marketable securities income, net primarily consists of interest earned on invested cash and marketable securities balances and income and losses on mutual funds that are associated with our employee non-qualified deferred compensation plan. The decrease to interest and marketable securities income, net for 2022 as compared to 2021 was due to increased losses associated with the non-qualified deferred compensation plan and lower interest earned on invested cash balances and marketable securities as a result of lower marketable securities balances in 2022 due to the funding of our recent acquisitions. The decrease to interest and marketable securities, net for 2021 as compared to 2020 was primarily the result of investing in marketable securities having lower rates of return due to lower interest rates.

Interest expense is related to our debt transactions, which are described in Note 11 to the consolidated financial statements included elsewhere in this annual report on Form 10-K. The decrease to interest expense for 2022 as compared to 2021 was the result of the adoption of the new guidance for accounting for convertible senior notes on January 1, 2022, which resulted in the elimination of the amortization of debt discounts.

Other (expense) income, net primarily represents net foreign exchange gains and losses mainly due to foreign exchange rate fluctuations on intercompany transactions and other non-operating expense and income items as well as gains and losses on equity investments. Other (expense) income, net for the year ended December 31, 2022 includes an $8.9 million impairment from an equity investment, partially offset by a favorable impact of changes in foreign currency exchange rates. Other (expense) income, net for the years ended December 31, 2021 and 2020 also includes gains from the sale of equity investments of $3.7 million and $7.2 million, respectively. Other income (expense), net may fluctuate in the future based on changes in foreign currency exchange rates or other events.

Provision for Income Taxes

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2022	2021	% Change	2021	2020	% Change
Provision for income taxes	$126,696	$62,571	102.5%	$62,571	$45,922	36.3%
As a percentage of revenue	3.5%	1.8%		1.8%	1.4%
Effective income tax rate	19.3%	8.6%		8.6%	7.5%

The increase in the provision for income taxes for 2022 as compared to 2021 was mainly due to an intercompany sale of intellectual property, an increase in the tax on global intangible low-taxed income, a decrease in foreign income taxed at lower rates and a decrease in the excess tax benefit related to stock-based compensation. These amounts were partially offset by a decrease in profitability.

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

For the year ended December 31, 2022, our effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by non-deductible stock-based compensation, tax on global intangible low-taxed income and an intercompany sale of intellectual property.

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

Our effective income tax rate may fluctuate between fiscal years and from quarter to quarter due to items arising from discrete events, such as tax benefits from the settlement of employee equity awards, tax law changes and settlements of tax audits and assessments. Our effective income tax rate is also impacted by, and may fluctuate in any given period because of, the composition of income in foreign jurisdictions where tax rates differ depending on the local statutory rates.

Refer to Note 19 to the consolidated financial statements included elsewhere in this annual report on Form 10-K for additional information regarding unrecognized tax benefits that, if recognized, would impact the effective income tax rate in the next 12 months.

Loss from Equity Method Investment

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2022	2021	% Change	2021	2020	% Change
Loss from equity method investment	$7,635	$14,008	(45.5)%	$14,008	$13,106	6.9%
As a percentage of revenue	0.2%	0.4%		0.4%	0.4%

Loss from equity method investment includes our share of losses from our investment with MUFG in the joint venture GO-NET, in addition to impairment charges realized. Since MUFG made the decision to suspend operations and ultimately liquidate GO-NET during 2022, our final impairment charge, which reduced our investment value to zero, was recognized during 2022.

Non-GAAP Financial Measures

In addition to providing financial measurements based on generally accepted accounting principles in the United States of America ("GAAP") we provide additional financial metrics that are not prepared in accordance with GAAP ("non-GAAP financial measures"). Management uses non-GAAP financial measures to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes, to measure executive compensation and to evaluate our financial performance. These non-GAAP financial measures are non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income, non-GAAP net income per diluted share, Adjusted EBITDA, Adjusted EBITDA margin, capital expenditures and impact of foreign currency exchange rates, as discussed below.

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

•Acquisition-related costs – Acquisition-related costs include transaction fees, advisory fees, due diligence costs and other direct costs associated with strategic activities, as well as certain additional compensation costs payable to employees acquired from the Linode acquisition if employed for a certain period of time. The additional compensation cost was initiated by and determined by the seller, and is in addition to normal levels of compensation, including retention programs, offered by Akamai. Acquisition-related costs are impacted by the timing and size of the acquisitions. We exclude acquisition-related costs from our non-GAAP financial measures to provide a useful comparison of our operating results to prior periods and to our peer companies because such amounts vary significantly based on the magnitude of our acquisition transactions and do not reflect our core operations.

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

•Amortization of debt discount and issuance costs and amortization of capitalized interest expense – In August 2019, we issued $1,150 million of convertible senior notes due 2027 with a coupon interest rate of 0.375%. In May 2018, we issued $1,150 million of convertible senior notes due 2025 with a coupon interest rate of 0.125%. The imputed interest rates of these convertible senior notes were 3.10% and 4.26%, respectively. This is a result of the debt discounts recorded for the conversion features that, prior to January 1, 2022, were required to be separately accounted for as equity under GAAP, thereby reducing the carrying values of the convertible debt instruments. The debt discounts were amortized as interest expense. On January 1, 2022, we adopted the new guidance for accounting for convertible instruments. This new guidance eliminated separate accounting for the equity portion, and thus the amortization of the debt discount that was recorded as interest expense. Prior to January 1, 2022, we excluded this non-cash interest expense from our non-GAAP results because it was not representative of ongoing operating performance. After January 1, 2022, this interest expense is no longer included in or excluded from GAAP or non-GAAP results. Additionally, the issuance costs of the convertible senior notes are amortized to interest expense and are also excluded from our non-GAAP results because we believe the non-cash amortization expense is not representative of ongoing operating performance.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Income from operations	$676,274	$783,148	$658,534
Amortization of acquired intangible assets	64,983	48,019	42,049
Stock-based compensation	217,185	202,759	197,411
Amortization of capitalized stock-based compensation and capitalized interest expense	31,768	35,894	33,202
Restructuring charge	13,529	10,737	37,286
Acquisition-related costs	29,049	13,317	5,579
Legal settlements	—	—	275
Endowment of Akamai Foundation	—	—	20,000
Non-GAAP income from operations	$1,032,788	$1,093,874	$994,336

GAAP operating margin	19%	23%	21%
Non-GAAP operating margin	29%	32%	31%

The following table reconciles GAAP net income to non-GAAP net income for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Net income	$523,672	$651,642	$557,054
Amortization of acquired intangible assets	64,983	48,019	42,049
Stock-based compensation	217,185	202,759	197,411
Amortization of capitalized stock-based compensation and capitalized interest expense	31,768	35,894	33,202
Restructuring charge	13,529	10,737	37,286
Acquisition-related costs	29,049	13,317	5,579
Legal settlements	—	—	275
Endowment of Akamai Foundation	—	—	20,000
Amortization of debt discount and issuance costs	4,395	66,025	62,823
Loss (gain) on investments	8,260	(3,680)	(7,228)
Loss from equity method investment	7,635	14,008	13,106
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(42,768)	(96,164)	(103,280)
Non-GAAP net income	$857,708	$942,557	$858,277

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share data):

	2022	2021	2020
GAAP net income per diluted share	$3.26	$3.93	$3.37
Adjustments to net income:
Amortization of acquired intangible assets	0.40	0.29	0.25
Stock-based compensation	1.35	1.22	1.19
Amortization of capitalized stock-based compensation and capitalized interest expense	0.20	0.22	0.20
Restructuring charge	0.08	0.06	0.23
Acquisition-related costs	0.18	0.08	0.03
Legal settlements	—	—	—
Endowment of Akamai Foundation	—	—	0.12
Amortization of debt discount and issuance costs	0.03	0.40	0.38
Loss (gain) on investments	0.05	(0.02)	(0.04)
Loss from equity method investment	0.05	0.08	0.08
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.27)	(0.58)	(0.63)
Adjustment for shares (1)	0.02	0.06	0.04
Non-GAAP net income per diluted share (2)	$5.37	$5.74	$5.22

Shares used in GAAP per diluted share calculations	160,467	165,804	165,213
Impact of benefit from note hedge transactions (1)	(720)	(1,600)	(873)
Shares used in non-GAAP per diluted share calculations (1)	159,747	164,204	164,340

(1) Shares used in non-GAAP per diluted share calculations have been adjusted for the periods presented for the benefit of our note hedge transactions. During the periods presented, our average stock price was in excess of $95.10, which is the initial conversion price of our convertible senior notes due in 2025. See further discussion below.

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

We consider Adjusted EBITDA to be another important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that we do not consider to be part of our core operations. We define Adjusted EBITDA as GAAP net income excluding the following items: interest and marketable securities income and losses; income taxes; depreciation and amortization of tangible and intangible assets; stock-based compensation; amortization of capitalized stock-based compensation; acquisition-related costs; restructuring charges; gains and losses on legal settlements; costs incurred related to endowment contributions to the Akamai Foundation; foreign exchange gains and losses; interest expense; amortization of capitalized interest expense; certain gains and losses on investments; income and losses from equity method investments; and other non-recurring or unusual items that may arise from time to time. Adjusted EBITDA margin represents Adjusted EBITDA stated as a percentage of revenue.

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Net income	$523,672	$651,642	$557,054
Amortization of acquired intangible assets	64,983	48,019	42,049
Stock-based compensation	217,185	202,759	197,411
Amortization of capitalized stock-based compensation and capitalized interest expense	31,768	35,894	33,202
Restructuring charge	13,529	10,737	37,286
Acquisition-related costs	29,049	13,317	5,579
Legal settlements	—	—	275
Interest and marketable securities income, net	(3,258)	(15,620)	(29,122)
Endowment of Akamai Foundation	—	—	20,000
Interest expense	11,096	72,332	69,120
Provision for income taxes	126,696	62,571	45,922
Depreciation and amortization	496,909	467,048	403,160
Loss (gain) on investments	8,260	(3,680)	(7,228)
Loss from equity method investment	7,635	14,008	13,106
Other expense, net	2,173	1,895	9,682
Adjusted EBITDA	$1,529,697	$1,560,922	$1,397,496

Net income margin	14%	19%	17%
Adjusted EBITDA margin	42%	45%	44%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of December 31, 2022, our cash, cash equivalents and marketable securities, which primarily consisted of time deposits, corporate bonds and U.S. government agency obligations, totaled $1.4 billion. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as accounts receivable, deferred revenue, accounts payable and various accrued expenses, as well as changes in our capital and financial structure due to common stock repurchases, debt repayments and issuances, acquisitions, purchases and sales of marketable securities, cash paid for acquisitions and similar events. We believe that our strong balance sheet and cash position are important competitive differentiators that provide the financial stability and flexibility to enable us to continue to make investments at opportune times. We expect to continue to evaluate strategic investments to strengthen our business.

As of December 31, 2022, we had cash and cash equivalents of $249.5 million held in accounts outside the U.S. The U.S. Tax Cuts and Jobs Act establishes a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact. As a result, our liquidity is not expected to be materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

The following table summarizes current and long-term material cash requirements as of December 31, 2022, which we expect to fund primarily with operating cash flows (in thousands):

	Payments Due by Period
	Total	Less than 12 Months	12 to 36 Months	36 to 60 Months	More than 60 Months
Operating lease obligations: (1)
Real estate arrangements	$715,112	$78,714	$151,323	$126,737	$358,338
Co-location arrangements	310,605	119,527	113,277	59,217	18,584
Bandwidth agreements	118,066	82,949	34,006	1,111	—
Open vendor purchase orders	434,996	378,816	53,207	2,973	—
Convertible senior notes	2,300,000	—	1,150,000	1,150,000	—
Total contractual obligations	$3,878,779	$660,006	$1,501,813	$1,340,038	$376,922

(1) Excludes $141.7 million of obligations for operating leases that have not yet commenced. See Note 12 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for additional information.

In accordance with the authoritative guidance for accounting for uncertainty in income taxes, as of December 31, 2022, we had unrecognized tax benefits of $38.3 million, including $8.6 million of accrued interest and penalties. We believe that it is reasonably possible that $3.6 million of our unrecognized tax benefits will be recognized by the end of 2023. The settlement period for the remaining amount of the unrecognized tax benefits is unknown.

Cash Provided by Operating Activities

	For the Years Ended December 31,
(in thousands)	2022	2021	2020
Net income	$523,672	$651,642	$557,054
Non-cash reconciling items included in net income	756,321	793,445	727,829
Changes in operating assets and liabilities	(5,317)	(40,524)	(69,883)
Net cash flows provided by operating activities	$1,274,676	$1,404,563	$1,215,000

The decrease in cash provided by operating activities for 2022 as compared to 2021 was primarily due to income taxes paid on an intercompany sale of intellectual property, lower profitability and timing of vendor payments.

The increase in cash provided by operating activities for 2021 as compared to 2020 was primarily due to increased profitability in 2021 and timing of payments from customers.

Cash Used in Investing Activities

	For the Years Ended December 31,
(in thousands)	2022	2021	2020
Cash paid for acquired businesses, net of cash acquired	$(872,091)	$(598,825)	$(127,999)
Cash paid for asset acquisition	—	—	(36,376)
Purchases of property and equipment and capitalization of internal-use software development costs	(458,302)	(545,230)	(731,872)
Net marketable securities activity	714,205	501,478	(154,848)
Other, net	(6,122)	(4,322)	8,121
Net cash used in investing activities	$(622,310)	$(646,899)	$(1,042,974)

The decrease in cash used in investing activities in 2022 as compared to 2021 was due to a decrease in purchases of marketable securities, as we did not reinvest our matured securities in order to fund our acquisition of Linode, and a decrease in purchases of property and equipment as we reduced spending related to our delivery solutions as we focused on higher growth initiatives, partially offset by cash paid for the acquisition of Linode in March 2022.

The decrease in cash used in investing activities in 2021 as compared to 2020 was primarily driven by a decrease in purchases of marketable securities, as we did not reinvest our matured securities in order to fund our acquisition of Guardicore in October 2021. The decrease was also attributable to a reduction of purchases of property and equipment as we slowed expansion of our network, as compared to 2020. These decreases were partially offset by an increase in cash paid for acquired businesses in 2021, due to the size of the acquisition completed in 2021 as compared to 2020.

Cash Used in Financing Activities

	For the Years Ended December 31,
(in thousands)	2022	2021	2020
Activity related to stock-based compensation	$(25,774)	$(39,480)	$(30,053)
Repurchases of common stock	(608,010)	(522,255)	(193,588)
Other, net	(393)	(268)	—
Net cash used in financing activities	$(634,177)	$(562,003)	$(223,641)

The increase in cash used in financing activities in 2022 as compared to 2021, and 2021 as compared to 2020, was primarily the result of increased share repurchases. Effective November 1, 2018, our board of directors authorized a $1.1 billion share repurchase program through December 31, 2021. In October 2021, our board of directors authorized a new $1.8 billion share repurchase program, effective January 1, 2022 through December 31, 2024. Our goals for the share repurchase programs are to offset the dilution created by our employee equity compensation programs over time and provide the flexibility to return capital to shareholders as business and market conditions warrant, while still preserving our ability to pursue other strategic opportunities.

During 2022, 2021 and 2020, we repurchased 6.4 million, 4.7 million and 2.0 million shares of our common stock, respectively, at an average price per share of $94.96, $109.97 and $98.53, respectively.

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

Revolving Credit Facility

In May 2018, we entered into a $500.0 million, five-year revolving credit agreement ("2018 Credit Agreement"). Borrowings under the 2018 Credit Agreement bore interest, at our option, at a base rate plus a spread of 0.00% to 0.25% or an adjusted LIBOR rate plus a spread of 0.875% to 1.25%, in each case with such spread being determined based on our consolidated leverage ratio specified in the 2018 Credit Agreement. Regardless of what amounts, if any, were outstanding under the 2018 Credit Agreement, we were also obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.075% to 0.15%, with such rate being based on our consolidated leverage ratio specified in the 2018 Credit Agreement.

In November 2022, we entered into a $500.0 million, five-year revolving credit agreement ("2022 Credit Agreement"). The 2022 Credit Agreement replaces the 2018 Credit Agreement. Borrowings under the 2022 Credit Agreement may be used to finance working capital needs and for general corporate purposes. The 2022 Credit Agreement provides for an initial $500.0 million revolving loans. Under specified circumstances, the facility can be increased to up to $1.0 billion in aggregate principal amount.

Borrowings under the 2022 Credit Agreement bear interest, at our option, and subject to a credit spread adjustment, at a term benchmark rate plus a spread of 0.75% to 1.125%, a reference rate plus a spread of 0.75% to 1.125%, or a base rate plus a spread of 0.00% to 0.125%, in each case with such spread being determined based on our consolidated leverage ratio specified in the 2022 Credit Agreement. Regardless of what amounts, if any, are outstanding under the 2022 Credit Agreement, we are also obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.07% to 0.125%, with such rate being based on our consolidated leverage ratio specified in the 2022 Credit Agreement.

The 2022 Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on subsidiary indebtedness, liens and fundamental changes. These covenants are subject to a number of important exceptions and qualifications. The principal financial covenant requires a maximum consolidated leverage ratio. The 2022 Credit Facility expires, and any amounts outstanding thereunder will become due and payable, in November 2027, subject to up to two one-year extensions at our request and with the consent of the lenders party thereto. There were no outstanding borrowings under the 2022 Credit Agreement as of December 31, 2022.

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

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See Note 13 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during 2022 and 2021 was determined to be immaterial.

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

Determination of the standalone selling price ("SSP") also requires the exercise of judgment by management. SSP is based on observable inputs such as the price we charge for the service when sold separately, or the discounted list price per management’s approved price list. In cases where services are not sold separately or price list rates are not available, a cost-plus-margin approach or adjusted market approach is used to determine SSP. Changes to SSP could result in differences in the allocation of transaction price among performance obligations, which could result in differences in the timing and amount of revenue recognized in a period.

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

Goodwill and Acquired Intangible Assets

We test goodwill for impairment on an annual basis, as of December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We have concluded that we have one reporting unit and that our chief operating decision maker is our chief executive officer and the executive management team. We have assigned the entire balance of goodwill to our one reporting unit. The fair value of the reporting unit was based on our market capitalization as of each of December 31, 2022 and 2021, and it was substantially in excess of the carrying value of the reporting unit at each date.

Acquired intangible assets consist of completed technologies, customer relationships, trademarks and trade names, non-compete agreements and acquired license rights. We engage third party valuation specialists to assist us with the initial measurement of the fair value of acquired intangible assets. Fair value and useful life determinations may be based on, among other factors, estimates of future expected cash flows, royalty cost savings and appropriate discount rates used in calculating present values. Acquired intangible assets, other than goodwill, are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible assets.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our portfolio of cash equivalents and short- and long-term investments is maintained in a variety of securities, including U.S. government agency obligations, commercial paper and high-quality corporate bonds. The majority of our investments are classified as available-for-sale securities and carried at fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes. If market interest rates were to increase by 100 basis points from December 31, 2022 levels, the fair value of our available-for-sale portfolio would decline by approximately $7.0 million.

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

Our exposure to risk for changes in interest rates relates primarily to any borrowings under our 2022 Credit Agreement, which has a variable rate of interest. There were no outstanding borrowings under the 2022 Credit Agreement as of December 31, 2022.

Foreign Currency Risk

Growth in our international operations will incrementally increase our exposure to foreign currency fluctuations as well as other risks typical of international operations that could impact our business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Due to the strengthening U.S. dollar, our revenue results have been negatively impacted. The strengthening U.S. dollar has the opposite effect on expenses that are denominated in foreign currencies, but only partially offsets the impact to our revenue. A hypothetical 10% strengthening or weakening in the value of the U.S. dollar relative to the foreign currencies in which our revenues and expenses are denominated would not result in a material impact to our consolidated financial statements.

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than functional currencies result in gains and losses that are reflected in our consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our consolidated statements of income within other income (expense), net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the years ended December 31, 2022, 2021 and 2020. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk
Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of December 31, 2022 and 2021, there was one customer with an accounts receivable balance greater than 10% of our accounts receivable. We believe that at December 31, 2022, the concentration of credit risk related to accounts receivable was insignificant.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Akamai Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Akamai Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the Company not designing and maintaining effective controls over the adoption of new accounting standards related to income taxes.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2022 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible instruments in 2022.
Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Customer-Related Intangible Assets and Completed Technologies Intangible Assets - Acquisition of Linode Limited Liability Company

As described in Notes 2 and 8 to the consolidated financial statements, in March 2022, the Company acquired Linode Limited Liability Company (“Linode”) for $898.5 million in cash, which resulted in customer-related intangible assets of $84.2 million and completed technologies intangible assets of $70.9 million being recorded. Management applied the multi-period excess earnings method under the income approach to estimate the fair value of the customer-related intangible assets acquired and the relief-from-royalty method to estimate the fair value of the completed technologies intangible assets acquired. Significant judgment is used by management in estimating the fair values of acquired intangible assets, which involved significant estimates and assumptions with respect to forecasted revenue growth rates, forecasted cost of sales, operating expenses, contributory asset charges and the discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of customer-related intangible assets and completed technologies intangible assets acquired in connection with the Linode acquisition is a critical audit matter are (i) the significant judgment by management when determining the fair value of the customer-related intangible assets and completed technologies intangible assets acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenue growth rates and the discount rate for the completed technologies intangible assets and forecasted cost of sales, operating expenses, contributory asset charges and the discount rate for the customer-related intangible assets; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer-related intangible assets and completed technologies intangible assets and controls over the development of significant assumptions related to forecasted cost of sales, operating expenses, contributory asset charges and the discount rate for the customer-related intangible assets and forecasted revenue growth rates and the discount rate for the completed technologies intangible assets. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for determining the fair value of the customer-related intangible assets and completed technologies intangible assets; (iii) evaluating the appropriateness of the multi-period excess earnings method under the income approach for the customer-related intangibles assets and the relief-from-royalty method for the completed technologies intangible assets; (iv) testing the completeness and accuracy of the underlying data used in the methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to forecasted cost of sales, operating expenses, contributory asset charges and the discount rate for the customer-related intangible assets and forecasted revenue growth rates and the discount rate for the completed technologies intangible assets. Evaluating management’s significant assumptions related to forecasted cost of sales, operating expenses and contributory asset charges for the customer-related intangible assets and forecasted revenue growth rates for the completed technologies intangible assets involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of Linode; (ii) consistency with external market and industry data; and (iii) whether these significant assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Company’s multi-period excess earnings method under the income approach, relief-from-royalty method and the reasonableness of the discount rate assumptions.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 28, 2023

We have served as the Company’s auditor since 1998.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$542,337	$536,725
Marketable securities	562,979	541,470
Accounts receivable, net of reserves of $5,917 and $1,397 at December 31, 2022 and 2021, respectively	679,206	675,926
Prepaid expenses and other current assets	185,040	166,313
Total current assets	1,969,562	1,920,434
Marketable securities	320,531	1,088,048
Property and equipment, net	1,540,182	1,534,329
Operating lease right-of-use assets	813,372	815,754
Acquired intangible assets, net	441,716	313,225
Goodwill	2,763,838	2,156,254
Deferred income tax assets	337,677	168,342
Other assets	116,522	142,287
Total assets	$8,303,400	$8,138,673
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$145,420	$109,928
Accrued expenses	367,017	411,590
Deferred revenue	105,109	86,517
Operating lease liabilities	196,094	175,683
Other current liabilities	5,228	6,623
Total current liabilities	818,868	790,341
Deferred revenue	22,117	25,342
Deferred income tax liabilities	18,400	40,974
Convertible senior notes	2,285,258	1,976,167
Operating lease liabilities	693,265	707,087
Other liabilities	105,305	68,748
Total liabilities	3,943,213	3,608,659
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 156,494,816 and 160,512,111 shares issued and outstanding at December 31, 2022 and 2021, respectively	1,565	1,605
Additional paid-in capital	2,578,603	3,340,822
Accumulated other comprehensive loss	(140,332)	(69,105)
Retained earnings	1,920,351	1,256,692
Total stockholders’ equity	4,360,187	4,530,014
Total liabilities and stockholders’ equity	$8,303,400	$8,138,673

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	For the Years Ended December 31,
	2022	2021	2020
Revenue	$3,616,654	$3,461,223	$3,198,149
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	1,383,819	1,268,956	1,132,672
Research and development	391,434	335,372	269,315
Sales and marketing	502,409	461,967	510,405
General and administrative	584,206	553,024	547,888
Amortization of acquired intangible assets	64,983	48,019	42,049
Restructuring charge	13,529	10,737	37,286
Total costs and operating expenses	2,940,380	2,678,075	2,539,615
Income from operations	676,274	783,148	658,534
Interest and marketable securities income, net	3,258	15,620	29,122
Interest expense	(11,096)	(72,332)	(69,120)
Other (expense) income, net	(10,433)	1,785	(2,454)
Income before provision for income taxes	658,003	728,221	616,082
Provision for income taxes	(126,696)	(62,571)	(45,922)
Loss from equity method investment	(7,635)	(14,008)	(13,106)
Net income	$523,672	$651,642	$557,054
Net income per share:
Basic	$3.29	$4.01	$3.43
Diluted	$3.26	$3.93	$3.37
Shares used in per share calculations:
Basic	159,089	162,665	162,490
Diluted	160,467	165,804	165,213

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in thousands)	2022	2021	2020
Net income	$523,672	$651,642	$557,054
Other comprehensive (loss) income:
Foreign currency translation adjustments	(44,665)	(38,514)	19,629
Change in unrealized (loss) gain on investments, net of income tax benefit (provision) of $6,589, $3,412 and $(2,720) for the years ended December 31, 2022, 2021 and 2020, respectively	(26,562)	(10,390)	5,314
Other comprehensive (loss) income	(71,227)	(48,904)	24,943
Comprehensive income	$452,445	$602,738	$581,997

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$523,672	$651,642	$557,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	592,754	550,632	478,389
Stock-based compensation	217,185	202,759	197,411
Benefit for deferred income taxes	(104,971)	(47,794)	(33,821)
Amortization of debt discount and issuance costs	4,395	66,025	62,823
Loss on investments	15,895	10,328	5,878
Other non-cash reconciling items, net	31,063	11,495	17,149
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(21,214)	(24,096)	(90,381)
Prepaid expenses and other current assets	(20,125)	4,034	(25,395)
Accounts payable and accrued expenses	(26,499)	31,523	39,211
Deferred revenue	16,713	(2,865)	(1,318)
Other current liabilities	(5,318)	(20,404)	18,101
Other non-current assets and liabilities	51,126	(28,716)	(10,101)
Net cash provided by operating activities	1,274,676	1,404,563	1,215,000
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(872,091)	(598,825)	(127,999)
Cash paid for asset acquisition	—	—	(36,376)
Purchases of property and equipment	(241,266)	(328,969)	(514,313)
Capitalization of internal-use software development costs	(217,036)	(216,261)	(217,559)
Purchases of short-and long-term marketable securities	(17,975)	(932,604)	(1,782,849)
Proceeds from sales of short-and long-term marketable securities	575,522	442,133	30,350
Proceeds from maturities and redemptions of short-and long-term marketable securities	156,658	991,949	1,597,651
Other, net	(6,122)	(4,322)	8,121
Net cash used in investing activities	(622,310)	(646,899)	(1,042,974)
Cash flows from financing activities:
Proceeds from the issuance of common stock under stock plans	56,462	59,632	59,775
Employee taxes paid related to net share settlement of stock-based awards	(82,236)	(99,112)	(89,828)
Repurchases of common stock	(608,010)	(522,255)	(193,588)
Other, net	(393)	(268)	—
Net cash used in financing activities	(634,177)	(562,003)	(223,641)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(12,918)	(11,376)	10,935
Net increase (decrease) in cash, cash equivalents and restricted cash	5,271	184,285	(40,680)
Cash, cash equivalents and restricted cash at beginning of year	537,751	353,466	394,146
Cash, cash equivalents and restricted cash at end of year	$543,022	$537,751	$353,466

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(in thousands)	For the Years Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received in the years ended December 31, 2022, 2021 and 2020 of $15,458, $14,808 and $17,491, respectively	$183,900	$100,533	$79,163
Cash paid for interest expense	6,158	5,750	5,954
Cash paid for operating lease liabilities	224,898	224,085	201,856
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	202,409	218,753	200,735
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	80,170	63,309	75,666
Capitalization of stock-based compensation	33,060	36,545	38,333

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$542,337	$536,725	$352,917
Restricted cash	685	1,026	549
Cash, cash equivalents and restricted cash	$543,022	$537,751	$353,466

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2020	162,000,843	$1,620	$3,653,486	$—	$(45,144)	$47,996	$3,657,958
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,949,963	20	(89,122)				(89,102)
Issuance of common stock under employee stock purchase plan	723,600	7	58,395				58,402
Stock-based compensation			235,629				235,629
Repurchases of common stock	(1,964,686)			(193,588)			(193,588)
Treasury stock retirement		(20)	(193,568)	193,588			—
Net income						557,054	557,054
Foreign currency translation adjustment					19,629		19,629
Change in unrealized gain on investments, net of tax					5,314		5,314
Balance at December 31, 2020	162,709,720	$1,627	$3,664,820	$—	$(20,201)	$605,050	$4,251,296

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, continued

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	162,709,720	$1,627	$3,664,820	$—	$(20,201)	$605,050	$4,251,296
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,902,742	18	(99,774)				(99,756)
Issuance of common stock under employee stock purchase plan	648,686	7	59,707				59,714
Stock-based compensation			238,277				238,277
Repurchases of common stock	(4,749,037)			(522,255)			(522,255)
Treasury stock retirement		(47)	(522,208)	522,255			—
Net income						651,642	651,642
Foreign currency translation adjustment					(38,514)		(38,514)
Change in unrealized loss on investments, net of tax					(10,390)		(10,390)
Balance at December 31, 2021	160,512,111	1,605	3,340,822	—	(69,105)	1,256,692	4,530,014
Cumulative-effect adjustment from adoption of new accounting pronouncement			(375,414)			139,987	(235,427)
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,697,410	17	(82,294)				(82,277)
Issuance of common stock under employee stock purchase plan	687,945	7	56,563				56,570
Stock-based compensation			246,872				246,872
Repurchases of common stock	(6,402,650)			(608,010)			(608,010)
Treasury stock retirement		(64)	(607,946)	608,010			—
Net income						523,672	523,672
Foreign currency translation adjustment					(44,665)		(44,665)
Change in unrealized loss on investments, net of tax					(26,562)		(26,562)
Balance at December 31, 2022	156,494,816	$1,565	$2,578,603	$—	$(140,332)	$1,920,351	$4,360,187

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides solutions to power and protect life online. Its massively distributed edge and cloud platform comprises more than 4,100 locations across more than 130 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company is currently organized and operates as one reportable and operating segment.

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

The Company classifies its fixed income securities with readily determinable market values as available-for-sale. These investments are classified as marketable securities on the consolidated balance sheets and are carried at fair market value, with unrealized gains and losses considered to be temporary in nature and reported as accumulated other comprehensive loss, a separate component of stockholders’ equity. The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the consolidated statements of income. Gains and losses on investments are calculated on the basis of specific identification.

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

Concentrations of Credit Risk

The amounts reflected in the consolidated balance sheets for accounts receivable, other current assets, accounts payable, accrued liabilities and other current liabilities approximate fair values due to their short-term maturities. The Company maintains the majority of its cash, cash equivalents and marketable securities with major financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2022, its concentration of credit risk related to cash equivalents and marketable securities was not significant.

Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically-dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. For the years ended December 31, 2022, 2021 and 2020, no customer accounted for more than 10% of total revenue. As of December 31, 2022 and 2021, there was one customer with an accounts receivable balance greater than 10% of total accounts receivable. The Company believes that, as of December 31, 2022 and 2021, its concentration of credit risk related to accounts receivable was not significant.

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

The Company’s lease terms often include renewal options and, particularly in the case of co-location arrangements, may include evergreen provisions. The Company’s right-of-use assets and lease liabilities generally do not include the options to extend, or terminate, unless it is reasonably certain that the Company will exercise these options. The Company has elected to exclude leases for certain networking equipment and leases assumed through acquisitions with terms of 12 months or less from its right-of-use assets and lease liabilities on its consolidated balance sheets.

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

In February 2019, the Company and Mitsubishi UFJ Financial Group ("MUFG") announced the establishment of a joint venture, the Global Open Network, Inc. ("GO-NET"), and their plans to offer a new blockchain-based online payment network. The Company's 20% stake in GO-NET was accounted for using the equity method.

During the first quarter of 2022, MUFG, the majority owner of GO-NET, announced its intention to suspend the operations of GO-NET and to eventually liquidate it. As a result of MUFG's intention to suspend operations, the Company impaired its remaining investment of $7.5 million. The Company recorded a loss of $14.0 million during the year ended December 31,

2021, which reflects its share of the losses incurred by GO-NET during that year. During the year ended December 31, 2020, the Company recorded a loss of $13.1 million, which included an $11.0 million impairment to reduce the Company's investment to its fair value due to a modified business plan and continued negative projected cash flows. The valuation technique used to measure fair value of the Company's equity method investment in GO-NET was primarily an adjusted net asset value model based on labor costs and the amount of time required to develop a similar technology for use in the planned payment processing service.

Subsequent to the establishment of the joint venture, the Company recorded revenue of $4.0 million, $10.1 million, and $11.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, for services provided to GO-NET. The Company no longer provided services after June 30, 2022 due to the intention to suspend operations and to eventually liquidate it.

Goodwill, Acquired Intangible Assets and Long-Lived Assets

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of the net identifiable assets on the date of purchase and is carried at its historical cost. The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs its impairment test of goodwill as of December 31 each year. As of December 31, 2022, 2021 and 2020, the Company concluded that it has one reporting unit and that its chief operating decision maker is its chief executive officer and the executive management team. The Company has assigned the entire balance of goodwill to one reporting unit. The fair value of the reporting unit was based on the Company's market capitalization as of each of December 31, 2022 and 2021, and it was substantially in excess of the carrying value of the reporting unit at each date. The fair value of the Company's reporting unit was determined by the Company's enterprise value as of the years ended December 31, 2022, 2021 and 2020.

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

Revenue Recognition

The Company primarily derives revenue from the sale of services to customers executing contracts having terms of one year or longer. Services included in the Company's contracts consist of its core services – the delivery of content, applications and software over the internet – as well as security and cloud computing solutions and professional services. Revenue is recognized upon transfer of control of promised services in an amount that reflects the consideration the Company expects to receive in exchange for those services.

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

Accounting for Stock-Based Compensation

The Company recognizes compensation costs for all stock-based payment awards made to employees based upon the awards’ grant-date fair value. The stock-based payment awards include stock options, restricted stock, restricted stock units, deferred stock units and employee stock purchases related to the Company’s employee stock purchase plan.

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

The Company enters into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in other income (expense), net. As of December 31, 2022 and 2021, the fair value of the forward currency contracts and the underlying gains and losses for the years ended December 31, 2022, 2021 and 2020 were immaterial.

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

Newly-Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board ("FASB") issued guidance that was expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The Company adopted this guidance on January 1, 2022 on a modified retrospective basis.

The convertible senior notes included on the Company's consolidated balance sheet more closely reflect the principal amounts. Prior to the adoption of this guidance, the Company separated its convertible senior notes into a liability and an equity component. The equity portion is now eliminated. The cumulative effect of the changes was an increase to convertible senior notes of $304.7 million, an increase to deferred income tax liabilities of $0.7 million, an increase to deferred income tax assets of $77.7 million, a decrease to property and equipment of $7.7 million and a decrease to additional paid-in capital of $375.4 million on the consolidated balance sheet. The net effect of these adjustments was recorded as an increase to retained earnings as of January 1, 2022.

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

With the elimination of the debt discount created by the equity component, amortization of the debt discount is eliminated, which decreases interest expense, and therefore increases net income and earnings per share, from the period of adoption. This had the effect of increasing basic and diluted earnings per share for the year ended 2022 by $0.32.

3. Fair Value Measurements

Available-for-sale marketable securities held as of December 31, 2022 and 2021 were as follows (in thousands):

		Gross Unrealized		Aggregate Fair Value	Classification on Balance Sheet
	Amortized Cost				Short-Term Marketable Securities	Long-Term Marketable Securities
As of December 31, 2022		Gains	Losses
Time deposits	$19,530	$—	$—	$19,530	$19,530	$—
Corporate bonds	624,082	—	(21,029)	603,053	362,458	240,595
U.S. government agency obligations	252,573	—	(10,391)	242,182	180,320	61,862
	$896,185	$—	$(31,420)	$864,765	$562,308	$302,457

As of December 31, 2021
Commercial paper	$25,056	$—	$(24)	$25,032	$25,032	$—
Corporate bonds	1,268,991	1,191	(4,275)	1,265,907	459,012	806,895
U.S. government agency obligations	316,728	3	(1,281)	315,450	56,530	258,920
	$1,610,775	$1,194	$(5,580)	$1,606,389	$540,574	$1,065,815

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

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest and marketable securities income, net in the consolidated statements of income. As of December 31, 2022, the Company held for investment corporate bonds with a fair value of $835.4 million, which are classified as available-for-sale marketable securities and have been in a continuous unrealized loss position for more than 12 months. The unrealized losses related to these corporate bonds were $31.3 million and are included in accumulated other comprehensive loss as of December 31, 2022. The unrealized losses are attributable to changes in interest rates. Based on the evaluation of available evidence, the Company does not believe any unrealized losses represent other than temporary impairments.

The fair value measurements within the fair value hierarchy of the Company’s financial assets as of December 31, 2022 and 2021 were as follows (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
As of December 31, 2022
Cash Equivalents and Marketable Securities:
Money market funds	$999	$999	$—
Time deposits	285,830	—	285,830
Corporate bonds	603,053	—	603,053
U.S. government agency obligations	242,182	—	242,182
Mutual funds	18,745	18,745	—
	$1,150,809	$19,744	$1,131,065

As of December 31, 2021
Cash Equivalents and Marketable Securities:
Money market funds	$109,313	$109,313	$—
Commercial paper	39,031	—	39,031
Corporate bonds	1,265,907	—	1,265,907
U.S. government agency obligations	315,450	—	315,450
Mutual funds	23,129	23,129	—
	$1,752,830	$132,442	$1,620,388

As of December 31, 2022 and 2021, the Company grouped money market and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of December 31, 2022 and 2021, the Company grouped time deposits, commercial paper, U.S. government agency obligations and corporate bonds using a Level 2 valuation because quoted prices for similar assets in active markets (or identical assets in an inactive market) are available. The Company did not have any transfers of assets or liabilities between Level 1 or Level 2 of the fair value measurement hierarchy during the years ended December 31, 2022 and 2021.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31, 2022	December 31, 2021
Due in 1 year or less	$562,308	$540,574
Due after 1 year through 5 years	302,457	1,065,815
	$864,765	$1,606,389

4. Accounts Receivable

Net accounts receivable consisted of the following as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Trade accounts receivable	$490,162	$501,959
Unbilled accounts receivable	194,961	175,364
Gross accounts receivable	685,123	677,323
Allowance for current expected credit losses and other reserves	(5,917)	(1,397)
Accounts receivable, net	$679,206	$675,926

A summary of activity in the accounts receivable allowance for current expected credit losses and other reserves for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	2022	2021	2020
Beginning balance	$1,397	$1,822	$1,880
Charges to income from operations	9,292	4,576	12,347
Collections from customers previously reserved and other	(4,772)	(5,001)	(12,405)
Ending balance	$5,917	$1,397	$1,822

Charges to income from operations primarily represents charges to provision for doubtful accounts for increases in the allowance for current expected credit losses.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Prepaid income taxes	$33,898	$32,021
Prepaid sales and other taxes	31,285	28,300
Prepaid equipment and software maintenance	16,348	10,661
Deferred commissions	37,316	43,562
Other prepaid expenses	51,194	35,109
Other current assets	14,999	16,660
Total	$185,040	$166,313

Incremental Costs to Obtain a Contract with a Customer

Deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31, 2022	December 31, 2021
Deferred costs included in prepaid expenses and other current assets	$37,316	$43,562
Deferred costs included in other assets	29,069	30,436
Total deferred costs	$66,385	$73,998

Information related to incremental costs to obtain a contract with a customer for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	2022	2021	2020
Amortization expense related to deferred costs	$52,691	$58,433	$61,682
Incremental costs capitalized	47,416	56,509	67,058

Amortization expense related to deferred costs is primarily included in sales and marketing expense in the consolidated statements of income.

6. Property and Equipment

Property and equipment consisted of the following as of December 31, 2022 and 2021 (in thousands, except years):

	December 31, 2022	December 31, 2021	Estimated Useful Life (in years)
Computer and networking equipment	$2,139,518	$1,981,775	3-7
Purchased software	89,695	89,347	3-10
Furniture and fixtures	71,427	71,381	1-7
Office equipment	41,866	42,616	3-5
Leasehold improvements	229,037	227,358	1-15
Internal-use software	1,529,264	1,382,099	2-7
Property and equipment, gross	4,100,807	3,794,576
Accumulated depreciation and amortization	(2,560,625)	(2,260,247)
Property and equipment, net	$1,540,182	$1,534,329

Depreciation and amortization expense on property and equipment and capitalized internal-use software for the years ended December 31, 2022, 2021 and 2020 was $527.8 million, $502.6 million and $436.3 million, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company capitalized $32.3 million, $35.0 million and $38.0 million, respectively, of stock-based compensation related to employees who developed and enhanced internal-use software applications.

During the years ended December 31, 2022 and 2021, the Company wrote off $210.2 million and $283.4 million, respectively, of property and equipment, gross, along with the associated accumulated depreciation and amortization. The write-offs were primarily related to computer and networking equipment and internal-use software no longer in use. These assets had been substantially depreciated and amortized. In addition, the Company wrote off $9.1 million and $3.4 million during the years ended December 31, 2022 and 2021, respectively, related to internal-use software and facility-related property and equipment as a result of certain restructuring actions.

7. Acquired Intangible Assets and Goodwill

Acquired intangible assets that are subject to amortization consisted of the following as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$327,848	$(162,323)	$165,525	$257,857	$(128,715)	$129,142
Customer-related intangible assets	480,817	(244,158)	236,659	398,182	(216,192)	181,990
Non-compete agreements	244	(183)	61	258	(107)	151
Trademarks and trade names	14,642	(7,585)	7,057	8,039	(6,097)	1,942
Acquired license rights	34,810	(2,396)	32,414	490	(490)	—
Total	$858,361	$(416,645)	$441,716	$664,826	$(351,601)	$313,225

Aggregate expense related to amortization of acquired intangible assets for the years ended December 31, 2022, 2021 and 2020 was $65.0 million, $48.0 million and $42.0 million, respectively. Based on the Company's acquired intangible assets as of December 31, 2022, aggregate expense related to amortization of acquired intangible assets is expected to be $63.5 million, $59.2 million, $61.2 million, $56.3 million and $43.7 million for the years ending December 31, 2023, 2024, 2025, 2026 and 2027, respectively.

The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	2022	2021
Beginning balance	$2,156,254	$1,674,371
Acquisition of Linode Limited Liability Company	617,292	—
Acquisition of Guardicore Ltd.	—	479,110
Acquisition of Inverse, Inc.	—	10,741
Measurement period adjustments related to acquisitions completed in prior years	724	(267)
Foreign currency translation	(10,432)	(7,701)
Ending balance	$2,763,838	$2,156,254

8. Acquisitions

Acquisition-related costs were $10.7 million, $13.3 million and $5.6 million during the years ended December 31, 2022, 2021 and 2020, respectively, and are included in general and administrative expense in the consolidated statements of income. Pro forma results of operations for the acquisitions completed in the years ended December 31, 2022, 2021 and 2020 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company's consolidated financial results.

2022 Acquisition

Linode

In March 2022, the Company acquired all the outstanding equity interests of Linode Limited Liability Company ("Linode") for $898.5 million in cash. Linode is an infrastructure-as-a-service platform provider that allows for developer-friendly cloud computing capabilities. The acquisition is intended to enhance the Company’s computing services by enabling it to create a unique cloud platform to build, run and secure applications from the cloud to the edge. Revenue attributable to Linode since the date of the acquisition, included in the Company's consolidated statements of income, for 2022 was $103.5 million. Earnings included in the Company's consolidated statements of income since the date of the acquisition are not material.

The preliminary allocation of the purchase price for Linode was as follows (in thousands):

Total purchase consideration	$898,516

Allocation of the purchase consideration:
Cash	$26,678
Accounts receivable	7,171
Prepaid expenses and other current assets	4,478
Property and equipment	56,268
Operating lease right-of-use assets	17,000
Identifiable intangible assets	196,020
Goodwill	617,292
Deferred income tax assets	2,528
Other assets	292
Total assets acquired	927,727
Accounts payable	(5,767)
Accrued expenses	(1,958)
Operating lease liabilities	(17,235)
Other liabilities	(4,251)
Total liabilities assumed	(29,211)
Net assets acquired	$898,516

As of December 31, 2022, the purchase price allocation was substantially complete except for the finalization of certain income tax matters. Measurement period adjustments to goodwill recognized during 2022 related to the acquisition of Linode were $28.9 million and primarily related to property and equipment and intangible asset adjustments. These measurement period adjustments did not have a material effect on the Company's results of operations.

The value of the goodwill can be attributed to a number of business factors, including a trained technical workforce and cost synergies expected to be realized. The Company expects that all of the goodwill related to the acquisition of Linode will be deductible for tax purposes.

Identified intangible assets acquired and their respective weighted average useful lives were as follows (in thousands, except years):

	Gross Carrying Amount	Weighted Average Useful Life (in years)
Customer-related intangible assets	$84,200	16.8
Completed technologies	70,900	5.8
Acquired license rights	34,320	15.0
Trademarks and trade name	6,600	8.8
Total	$196,020

The Company applied the relief-from-royalty method to estimate the fair values of the completed technologies and trademarks and the multi-period excess earnings method under the income approach to estimate the fair values of the customer-related acquired intangible assets. The Company applied significant judgment in estimating the fair values of the acquired intangible assets, which involved significant estimates and assumptions with respect to forecasted revenue growth rates, cost of revenue, operating expenses, contributory asset charges and discount rates. The Company used readily available market data to estimate the fair values of the acquired license rights. The total weighted average amortization period for the intangible assets acquired from Linode is 12.2 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

2021 Acquisitions

Guardicore

In October 2021, the Company acquired all the outstanding equity interests of Guardicore Ltd. ("Guardicore"), for $610.7 million in cash. Guardicore's micro-segmentation solution is designed to limit user access to only those applications that are authorized to communicate with each other, thereby limiting the spread of malware and protecting the flow of enterprise data across the network. The acquisition is intended to enhance the Company's security portfolio with the addition of Guardicore's micro-segmentation technology. Revenue and earnings attributable to acquired operations since the date of acquisition are included in the Company's consolidated statements of income and not presented separately because they are not material. The Company finalized its allocation of the purchase price in the fourth quarter of 2022.

The allocation of the purchase price for Guardicore was as follows (in thousands):

Total purchase consideration	$610,693

Allocation of the purchase consideration:
Cash	$27,252
Accounts receivable	10,179
Prepaid expenses and other current assets	1,307
Property and equipment	1,211
Operating lease right-of-use assets	2,657
Identifiable intangible assets	123,600
Goodwill	479,834
Deferred income tax assets	9,686
Other assets	890
Total assets acquired	656,616
Accounts payable	(1,523)
Accrued liabilities	(7,742)
Deferred revenue	(35,658)
Operating lease liabilities	(1,000)
Total liabilities assumed	(45,923)
Net assets acquired	$610,693

The value of the goodwill can be attributed to a number of business factors, including a trained technical and sales workforce and cost synergies expected to be realized. The Company expects that most of the goodwill related to the acquisition of Guardicore will be deductible for tax purposes.

Identified intangible assets acquired and their respective weighted average useful lives were as follows (in thousands, except years):

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

Inverse

In February 2021, the Company acquired all the outstanding equity interests of Inverse, Inc. ("Inverse"), for $17.1 million. Inverse provides a data repository and algorithms capable of identifying device types accessing the internet. The acquisition enhances the Company's enterprise security capabilities. The Company allocated $10.7 million of the cost of the acquisition to goodwill and $7.6 million to a technology-related identifiable intangible asset with an average useful life of 14.0 years. The acquired goodwill and intangible assets are partially offset by acquired negative working capital balances. The value of the goodwill is primarily attributable to synergies related to the integration of Inverse technology onto the Company's platform as well as a trained technical workforce. The total amount of goodwill related to the acquisition of Inverse expected to be deductible for tax purposes is $10.7 million. Revenue and earnings attributable to acquired operations since the date of acquisition are included in the Company's consolidated statements of income and not presented separately because they are not material. The Company finalized its allocation of purchase price in the fourth quarter of 2021.

2020 Acquisitions

Asavie

In October 2020, the Company acquired all the outstanding equity interests of Asavie Technologies Limited ("Asavie"), a privately-funded company headquartered in Dublin, Ireland, for $155.0 million in cash. Asavie operates a global platform for managing the security, performance and access policies for mobile and internet-connected devices and has become part of Akamai’s security solutions. Revenue and earnings attributable to acquired operations since the date of acquisition are included in the Company's consolidated statements of income and not presented separately because they are not material. The Company finalized its allocation of the purchase price in the fourth quarter of 2021.

The allocation of the purchase price for Asavie was as follows (in thousands):

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

The value of the goodwill can be attributed to a number of business factors, including a trained technical and sales workforce and cost synergies expected to be realized. None of the goodwill related to the acquisition of Asavie is expected to be deductible for tax purposes.

Identified intangible assets acquired and their respective weighted average useful lives were as follows (in thousands, except years):

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

Instart Logic

In February 2020, the Company acquired certain assets from Instart Logic, Inc., a provider of cloud solutions for improving web and mobile application performance, for $36.4 million in cash. The purchase price was primarily allocated to a customer-related intangible asset is being amortized over 17.0 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

9. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Payroll and other related benefits	$172,670	$222,535
Income taxes payable	76,459	72,946
Bandwidth and co-location expenses	79,937	72,904
Property, use and other taxes	30,711	33,883
Professional service fees	3,054	2,929
Other accrued expenses	4,186	6,393
Total	$367,017	$411,590

10. Restructuring

As a result of MUFG's intention to suspend operations, the Company recorded as a restructuring charge an impairment of $7.5 million during the year ended December 31, 2022, primarily related to certain capitalized internal-use software assets that will no longer be used in operations or will not generate sufficient future cash flows to support their values. The Company does not expect to incur material additional charges related to this action.

Additionally, the Company launched its FlexBase program in May 2022, which is a flexible workspace arrangement that allows employees to choose to work from their home office, a Company office or a combination of both. This is a significant change to the way employees worked prior to the program, and prior to office shutdowns as part of the COVID-19 pandemic. Planning for the program commenced in 2021, and in the fourth quarter of 2021, the Company began to identify certain facilities that were no longer needed. As a result, impairments of right-of-use assets and leasehold improvements were recognized. The Company has incurred expenses of $3.6 million and $3.8 million during the years ended December 31, 2022 and 2021, respectively, related to this action. Management is still evaluating the Company's office utilization, and additional charges related to such type of action may occur in 2023.

During the fourth quarter of 2020, management committed to an action to restructure certain parts of the Company to better position itself to become more agile in delivering its solutions. As a result, certain headcount reductions were necessary and certain capitalized internal-use software charges were realized for software not yet placed into service that will not be completed and implemented due to this action. The Company has incurred expenses of $7.9 million and $23.6 million during the years ended December 31, 2021 and 2020, respectively, related to this action. The Company does not expect to incur any additional charges related to this action.

The Company also recognizes restructuring charges for redundant employees, facilities and contracts associated with completed acquisitions. Restructuring charges related to acquisitions were not material in any of the years ended December 31, 2022, 2021 and 2020.

The activity of the Company's accrual for employee severance and related benefits for all restructuring actions during the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

Employee Severance and Related Benefits
Balance January 1, 2020	$5,707
Costs incurred	26,332
Cash disbursements	(10,118)
Translation adjustments and other	130
Balance December 31, 2020	22,051
Costs incurred	6,600
Cash disbursements	(27,095)
Translation adjustments and other	(368)
Balance December 31, 2021	1,188
Costs incurred	747
Cash disbursements	(1,209)
Translation adjustments and other	(185)
Balance December 31, 2022	$541

11. Debt

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

Each $1,000 principal amount of the notes will be convertible into 8.6073 shares of the Company's common stock, which is equivalent to a conversion price of approximately $116.18 per share, subject to adjustments in certain events. At their option, holders may convert their 2027 Notes prior to the close of business on the business day immediately preceding May 1, 2027, only under the following circumstances:

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

Prior to January 1, 2022, in accounting for the issuance of the 2027 Notes, the Company separated the 2027 Notes into liability and equity components. The carrying cost of the liability component was calculated by measuring the fair value of a similar debt obligation that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2027 Notes. The difference between the principal amount of the 2027 Notes and the proceeds allocated to the liability component (“debt discount”) is amortized to interest expense using the effective interest method over the term of the 2027 Notes. The equity component is recorded in additional paid-in capital in the consolidated balance sheet to meet the conditions for equity classification. On January 1, 2022, the Company adopted the new guidance for accounting for convertible instruments, which eliminated the equity component. Refer to Note 2 to the consolidated financial statements included elsewhere in this report for details on the new guidance for accounting for convertible instruments.

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

The 2027 Notes consisted of the following components as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount and issuance costs, net of amortization	(8,707)	(169,030)
Net carrying amount	$1,141,293	$980,970

Equity component:	$—	$220,529

The estimated fair value of the 2027 Notes at December 31, 2022 and 2021 was $1,111.0 million and $1,359.3 million, respectively. The fair value was determined based on the quoted price of the 2027 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $84.30 on December 31, 2022, the value of the 2027 Notes if converted to common stock was less than the principal amount of $1,150.0 million.

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

Note Hedge

To minimize the impact of potential dilution upon conversion of the 2027 Notes, the Company entered into convertible note hedge transactions with respect to its common stock in August 2019. The Company paid $312.2 million for the note hedge transactions. The note hedge transactions cover approximately 9.9 million shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the 2027 Notes, also subject to adjustment, and are exercisable upon conversion of the 2027 Notes. The Company determined that the note hedge meets the definition of a derivative and is classified in stockholders’ equity, as the note hedge is indexed to the Company's common stock, and the Company, at its election, may receive cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock. The Company recorded the purchase of the hedge as a decrease to additional paid-in capital. The Company does not recognize subsequent changes in fair value of the note hedge in its consolidated financial statements.

Warrants

Separately, in August 2019, the Company entered into warrant transactions, whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, up to 9.9 million shares of the Company’s common stock at a strike price of approximately $178.74 per share. The Company received aggregate proceeds of $185.2 million from the sale of the warrants. The convertible note hedge and warrant transactions will generally have the effect of increasing the conversion price of the 2027 Notes to approximately $178.74 per share. The Company determined that the warrants meet the definition of a derivative and are classified in stockholders’ equity, as the warrants are indexed to the Company's common stock, and the Company, at its election, may pay or deliver to holders cash or shares of the Company's common stock. The Company recorded the proceeds from issuance of the warrants as an increase to additional paid-in capital. The Company does not recognize subsequent changes in fair value of the warrants in its consolidated financial statements.

Convertible Senior Notes – Due 2025

In May 2018, the Company issued $1,150.0 million in par value of convertible senior notes due 2025 (the "2025 Notes"). The 2025 Notes are senior unsecured obligations of the Company, bear regular interest of 0.125%, payable semi-annually on May 1 and November 1 of each year, and mature on May 1, 2025, unless repurchased or converted prior to maturity.

Each $1,000 principal amount of the notes will be convertible into 10.5150 shares of the Company's common stock, which is equivalent to a conversion price of approximately $95.10 per share, subject to adjustments in certain events. At their option, holders may convert their 2025 Notes prior to the close of business on the business day immediately preceding January 1, 2025, only under the following circumstances:

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

Prior to January 1, 2022, in accounting for the issuance of the 2025 Notes, the Company separated the 2025 Notes into liability and equity components. The carrying cost of the liability component was calculated by measuring the fair value of a similar debt obligation that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2025 Notes. The difference between the principal amount of the 2025 Notes and the proceeds allocated to the liability component (“debt discount”) is amortized to interest expense using the effective interest method over the term of the 2025 Notes. The equity component is recorded in additional paid-in capital in the consolidated balance sheet to meet the conditions for equity classification. On January 1, 2022, the Company adopted the new guidance for accounting for convertible instruments, which eliminated the equity component. Refer to Note 2 to the consolidated financial statements included elsewhere in this report for details on the new guidance for accounting for convertible instruments.

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

The 2025 Notes consisted of the following components as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Liability component:
Principal	$1,150,000	$1,150,000
Less: debt discount and issuance costs, net of amortization	(6,035)	(154,803)
Net carrying amount	$1,143,965	$995,197

Equity component:	$—	$285,225

The estimated fair value of the 2025 Notes at December 31, 2022 and 2021 was $1,209.1 million and $1,510.4 million, respectively. The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $84.30 on December 31, 2022, the value of the 2025 Notes if converted to common stock was less than the principal amount of $1,150.0 million.

The Company used $46.2 million of the proceeds from the offering to repurchase shares of its common stock, concurrent with the issuance of the 2025 Notes. The repurchase was made in accordance with a share repurchase program previously approved by the board of directors. Additionally, $141.8 million of the proceeds was used for the net cost of convertible note hedge and warrant transactions. The Company also used a portion of the net proceeds to repay at maturity $690.0 million in par value of convertible senior notes due in 2019. The remaining net proceeds are intended to be used for share repurchases, working capital and general corporate purposes, including potential acquisitions and other strategic transactions.

Note Hedge

To minimize the impact of potential dilution upon conversion of the 2025 Notes, the Company entered into convertible note hedge transactions with respect to its common stock in May 2018. The Company paid $261.7 million for the note hedge transactions. The note hedge transactions cover approximately 12.1 million shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the 2025 Notes, also subject to adjustment, and are exercisable upon conversion of the 2025 Notes. The Company determined that the note hedge meets the definition of a derivative and is classified in stockholders’ equity, as the note hedge is indexed to the Company's common stock, and the Company, at its election, may receive cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock. The Company recorded the purchase of the hedge as a decrease to additional paid-in capital. The Company does not recognize subsequent changes in fair value of the note hedge in its consolidated financial statements.

Warrants

Separately, in May 2018, the Company entered into warrant transactions, whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, up to 12.1 million shares of the Company’s common stock at a strike price of approximately $149.18 per share. The Company received aggregate proceeds of $119.9 million from the sale of the warrants. The convertible note hedge and warrant transactions will generally have the effect of increasing the conversion price of the 2025 Notes to approximately $149.18 per share. The Company determined that the warrants meet the definition of a derivative and are classified in stockholders’ equity, as the warrants are indexed to the Company's common stock, and the Company, at its election, may pay or deliver to holders cash or shares of the Company's common stock. The Company recorded the proceeds from issuance of the warrants as an increase to additional paid-in capital. The Company does not recognize subsequent changes in fair value of the warrants in its consolidated financial statements.

Revolving Credit Facility

In May 2018, the Company entered into a $500.0 million five-year, revolving credit agreement (the “2018 Credit Agreement”). Borrowings under the 2018 Credit Agreement bore interest, at the Company's option, at a base rate plus a spread of 0.00% to 0.25% or an adjusted LIBOR rate plus a spread of 0.875% to 1.25%, in each case with such spread being determined based on the Company's consolidated leverage ratio specified in the 2018 Credit Agreement. Regardless of what amounts, if any, outstanding under the 2018 Credit Agreement, the Company was also obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.075% to 0.15%, with such rate being based on the Company's consolidated leverage ratio specified in the 2018 Credit Agreement.

In November 2022, the Company entered into a $500.0 million five-year, revolving credit agreement (the “2022 Credit Agreement”). The 2022 Credit Agreement replaces the 2018 Credit Agreement. Borrowings under the 2022 Credit Agreement may be used to finance working capital needs and for general corporate purposes. The 2022 Credit Agreement provides for an initial $500.0 million in revolving loans. Under specified circumstances, the facility can be increased to up to $1.0 billion in aggregate principal amount. The 2022 Credit Agreement expires, and any amounts outstanding thereunder will become due and payable, on November 22, 2027, subject to up to two one-year extensions at the Company's request and with the consent of the lenders party thereto.

Borrowings under the 2022 Credit Agreement bear interest, at the Company's option, and subject to a credit spread adjustment, at a term benchmark rate plus a spread of 0.75% to 1.125%, a reference rate plus a spread of 0.75% to 1.125%, or a base rate plus a spread of 0.00% to 0.125%, in each case with such spread being determined based on the Company's consolidated leverage ratio specified in the 2022 Credit Agreement. Regardless of what amounts, if any, are outstanding under the 2022 Credit Agreement, the Company is also obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.07% to 0.125%, with such rate being based on the Company's consolidated leverage ratio specified in the 2022 Credit Agreement.

The 2022 Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on subsidiary indebtedness, liens and fundamental changes. These covenants are subject to a number of important exceptions and qualifications. The principal financial covenant requires a maximum consolidated leverage ratio. There were no outstanding borrowings under the 2022 Credit Agreement as of December 31, 2022.

Interest Expense

The 2027 Notes bear interest at a fixed rate of 0.375%, with interest is payable semi-annually on March 1 and September 1 of each year. The 2025 Notes bear interest at a fixed rate of 0.125%, with interest is payable semi-annually on May 1 and November 1 of each year. The Company is also obligated to pay ongoing commitment fees under the terms of its credit agreements, in addition to interest payable on outstanding borrowings. Prior to the adoption of the new guidance for accounting for convertible instruments on January 1, 2022, the Company also amortized as interest expense the value of debt discounts of the 2027 Notes and the 2025 Notes. Interest expense included in the consolidated statements of income for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	2022	2021	2020
Amortization of debt discount and issuance costs	$4,688	$69,697	$67,153
Coupon interest payable on 2025 Notes	1,437	1,437	1,437
Coupon interest payable on 2027 Notes	4,312	4,313	4,312
Interest payable under credit agreements	952	557	548
Capitalization of interest expense	(293)	(3,672)	(4,330)
Total interest expense	$11,096	$72,332	$69,120

12. Leases

The Company has entered into various operating lease agreements for its offices and co-location sites and related equipment. The Company has also entered into sublease agreements with tenants of various offices previously vacated by the Company. These operating leases have lease periods expiring between 2023 and 2034. The Company’s operating lease costs for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Real Estate Arrangements	Co-location Arrangements	Total
2022
Operating lease cost	$82,761	$152,215	$234,976
Short-term lease cost	52	21,741	21,793
Variable lease cost	25,167	35,025	60,192
Sublease income	(25,743)	—	(25,743)
Total operating lease costs	$82,237	$208,981	$291,218

2021
Operating lease cost	$84,100	$136,673	$220,773
Short-term lease cost	58	17,660	17,718
Variable lease cost	22,016	31,428	53,444
Sublease income	(21,033)	—	(21,033)
Total operating lease costs	$85,141	$185,761	$270,902

2020
Operating lease cost	$83,574	$113,554	$197,128
Short-term lease cost	229	15,620	15,849
Variable lease cost	21,235	34,259	55,494
Sublease income	(22,064)	—	(22,064)
Total operating lease costs	$82,974	$163,433	$246,407

Lease costs for real estate arrangements are included in general and administrative expenses in the consolidated statements of income. Lease costs for co-location arrangements are primarily included in cost of revenue.

Weighted average remaining lease terms and discount rates related to the Company's operating leases as of December 31, 2022 and 2021 were as follows:

	December 31, 2022		December 31, 2021
	Real Estate Arrangements	Co-location Arrangements	Real Estate Arrangements	Co-location Arrangements
Weighted average remaining lease term (in years)	10.3	3.9	11.1	3.9
Weighted average discount rate	3.6%	2.8%	3.6%	1.3%

Maturities of operating lease liabilities as of December 31, 2022 were as follows (in thousands):

	Real Estate Arrangements	Co-location Arrangements
2023	$78,714	$119,527
2024	79,081	67,081
2025	72,242	46,196
2026	66,020	34,871
2027	60,717	24,346
Thereafter	358,338	18,584
Total lease payments	715,112	310,605
Less: imputed interest	119,106	17,252
Total lease liabilities	$596,006	$293,353

As of December 31, 2022, the Company had additional operating leases for co-location sites that had not yet commenced of $141.7 million, of which a majority will commence in 2023, with lease terms of one year to eight years. The table above excludes $223.6 million of future sublease income that is expected to be recognized through 2034.

As of December 31, 2022, the Company had outstanding letters of credit in the amount of $5.0 million, primarily related to operating leases. The letters of credit remain in effect until the Company fulfills its obligations under these leases or as such obligations expire under the terms of the letters of credit.

13. Commitments and Contingencies

As of December 31, 2022, the Company had long-term commitments for bandwidth usage with various networks and ISPs. Additionally, as of December 31, 2022, the Company had entered into purchase orders with various vendors. The minimum future commitments as of December 31, 2022 were as follows (in thousands):

	Bandwidth Commitments	Purchase Order Commitments
2023	$82,949	$378,816
2024	23,487	45,113
2025	10,519	8,094
2026	1,065	2,427
2027	46	546
Total	$118,066	$434,996

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

The Company has agreed to indemnify each of its officers and directors, or employees who serve as officers or directors of its subsidiaries at management's request, during his or her lifetime for certain events or occurrences that happen by reason of the fact that the officer or director is or was or has agreed to serve as an officer or director of the Company. The Company has director and officer insurance policies that may limit its exposure and may enable the Company to recover a portion of certain future amounts paid.

To date, the Company has not encountered material costs as a result of such indemnification obligations and has not accrued any related liabilities in its financial statements. In assessing whether to establish an accrual, the Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

14. Stockholders’ Equity

Stock Repurchase Program

In November 2018, the board of directors authorized a $1.1 billion repurchase program through December 2021. In October 2021, the board of directors authorized a new $1.8 billion share repurchase program, effective January 2022 through December 2024. The Company's goals for the share repurchase programs are to offset the dilution created by its employee equity compensation programs over time and provide the flexibility to return capital to shareholders as business and market conditions warrant, while still preserving its ability to pursue other strategic opportunities.

During the years ended December 31, 2022, 2021 and 2020, the Company repurchased 6.4 million, 4.7 million and 2.0 million shares, respectively, of its common stock for $608.0 million, $522.3 million and $193.6 million, respectively, pursuant to the repurchase programs described above. As of December 31, 2022, the Company had $1.2 billion available for future purchases of shares under the current repurchase program.

The board of directors authorized the retirement of all the outstanding shares of its treasury stock as of each of December 31, 2022, 2021 and 2020. The retired shares were returned to the number of authorized but unissued shares of the Company's common stock, and the retirement was recorded to additional paid-in capital.

15. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Investments	Total
Balance as of January 1, 2021	$(33,295)	$13,094	$(20,201)
Other comprehensive loss	(38,514)	(10,390)	(48,904)
Balance as of December 31, 2021	(71,809)	2,704	(69,105)
Other comprehensive loss	(44,665)	(26,562)	(71,227)
Balance as of December 31, 2022	$(116,474)	$(23,858)	$(140,332)

Amounts reclassified from accumulated other comprehensive loss to net income were immaterial for the years ended December 31, 2022 and 2021.

16. Revenue from Contracts with Customers

The Company sells its services through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. Revenue by geography included in the Company’s consolidated statements of income for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	2022	2021	2020
U.S.	$1,902,051	$1,837,508	$1,777,435
International	1,714,603	1,623,715	1,420,714
Total revenue	$3,616,654	$3,461,223	$3,198,149

The Company reports its revenue in three solution categories: security, delivery and compute. Prior to January 1, 2022, revenue by solution was reported by product group: Security Technology Group and Edge Technology Group. Revenue from security solutions was previously presented as Security Technology Group revenue and revenue from delivery and compute solutions was previously presented as Edge Technology Group revenue. The periods presented prior to January 1, 2022 have been revised to reflect this new presentation. Security includes solutions that are designed to protect business online by keeping infrastructure, websites, applications and users safe. Delivery includes solutions that are designed to enable business online, including media delivery and web performance. Compute includes cloud computing, edge applications, cloud optimization and storage. Revenue by solution category included in the Company’s consolidated statements of income for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	2022	2021	2020
Security	$1,541,941	$1,334,836	$1,061,622
Delivery	1,669,257	1,873,243	1,929,810
Compute	405,456	253,144	206,717
Total revenue	$3,616,654	$3,461,223	$3,198,149

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

During the years ended December 31, 2022, 2021 and 2020, the Company recognized $105.1 million, $78.8 million and $69.9 million of revenue that was included in deferred revenue as of December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2022, the aggregate amount of remaining performance obligations from contracts with customers was $3.5 billion. The Company expects to recognize approximately 65% of its remaining performance obligations as revenue over the next 12 months, with the remainder recognized thereafter. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration such as usage-based contracts with no committed contract as well as anticipated renewed contracts. Revenue recognized during the years ended December 31, 2022, 2021 and 2020, related to performance obligations satisfied in previous periods was not material.

17. Employee Benefit Plan

The Company has established a savings plan for its employees that is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to this plan through payroll deductions within statutory and plan limits. The Company contributed $18.8 million, $17.7 million and $17.5 million of cash to the savings plan for the years ended December 31, 2022, 2021 and 2020, respectively, under a matching program.

18. Stock-Based Compensation

Equity Plans

In May 2013, the Company's stockholders approved the Akamai Technologies, Inc. 2013 Stock Incentive Plan, which was amended with Company shareholder approval in each of 2015, 2017 and 2019 and was amended and restated with Company shareholder approval in each of 2021 and 2022 (as amended and restated, the "2013 Plan"). The 2013 Plan replaced the Akamai Technologies, Inc. 2009 Stock Incentive Plan (the "2009 Plan"), which in turn replaced the Akamai Technologies, Inc. 2006 Stock Incentive Plan, the Akamai Technologies, Inc. 2001 Stock Incentive Plan and the Akamai Technologies, Inc. 1998 Stock Incentive Plan (such plans, together with the 2009 Plan, the "Previous Plans"). The Company no longer issues equity awards under the Previous Plans, and they solely exist to satisfy outstanding equity awards previously granted under those plans. The 2013 Plan allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards for up to 26.5 million shares of common stock, subject to certain adjustments, to employees, officers, directors, consultants and advisers of the Company. Additionally, the Company may grant up to 3.8 million shares of common stock thereunder that were available for grant under the 2009 Plan immediately prior to stockholder approval of the 2013 Plan. Any shares of common stock that are currently outstanding under the Previous Plans that are terminated, canceled, surrendered or forfeited will become available to grant under the 2013 Plan. As of December 31, 2022, the Company had reserved 6.2 million shares of common stock available for future issuance of equity awards under the 2013 Plan.

The Company has assumed certain stock incentive plans and the outstanding stock incentives of companies that it has acquired (“Assumed Plans”). Stock incentive awards outstanding as of the date of acquisition under the Assumed Plans were exchanged for the Company’s stock incentive awards and adjusted to reflect the appropriate conversion ratio as specified by the applicable acquisition agreement, but are otherwise administered in accordance with the terms of the Assumed Plans. Stock incentive awards under the Assumed Plans generally vest over three years to four years, and outstanding stock options under the Assumed Plans expire ten years from the date of grant.

The 1999 Employee Stock Purchase Plan ("1999 ESPP") permits eligible employees to purchase up to 1.5 million shares each June 1 and December 1, provided that the aggregate number of shares issued shall not exceed 20.0 million. The 1999 ESPP allows participants to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. During the years ended December 31, 2022, 2021 and 2020, the Company issued 0.7 million, 0.6 million and 0.7 million shares under the 1999 ESPP, respectively, with a weighted average purchase price per share of $82.83, $92.05 and $80.71, respectively. Total cash proceeds from the purchase of shares under the 1999 ESPP in the years ended December 31, 2022, 2021 and 2020 were $56.6 million, $59.7 million and $58.4 million, respectively. As of December 31, 2022, approximately $5.8 million had been withheld from employees for future purchases under the 1999 ESPP.

Stock-Based Compensation Expense

Components of total stock-based compensation expense included in the Company’s consolidated statements of income for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	2022	2021	2020
Cost of revenue	$28,354	$27,143	$24,829
Research and development	78,116	65,950	48,855
Sales and marketing	47,789	46,342	65,257
General and administrative	62,926	63,324	58,470
Total stock-based compensation	217,185	202,759	197,411
Provision for income taxes	(46,829)	(56,084)	(62,153)
Total stock-based compensation, net of taxes	$170,356	$146,675	$135,258

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the years ended December 31, 2022, 2021 and 2020 also include stock-based compensation reflected as a component of amortization primarily consisting of capitalized internal-use software; the additional stock-based compensation was $31.3 million, $32.4 million and $29.6 million, respectively, before taxes.

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

The grant-date fair values of awards granted under the 1999 ESPP during the years ended December 31, 2022, 2021 and 2020 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2022	2021	2020
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	1.9%	0.1%	0.7%
Expected volatility	26.0%	32.2%	30.4%
Dividend yield	—%	—%	—%

For the years ended December 31, 2022, 2021 and 2020, the weighted average fair value of awards granted under the 1999 ESPP was $33.26 per share, $36.17 per share and $32.30 per share, respectively.

As of December 31, 2022, total pre-tax unrecognized compensation cost for stock options, restricted stock units, deferred stock units and shares of common stock issued under the 1999 ESPP was $399.3 million. The expense is expected to be recognized through 2025 over a weighted average period of 2.0 years.

Stock Options

Stock option activity during the year ended December 31, 2022 was as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	1	$41.08
Exercised	—	40.44
Outstanding at December 31, 2022	1	$41.28	0.6	$43
Exercisable at December 31, 2022	1	$41.28	0.6	$43
Vested or expected to vest December 31, 2022	1	$41.28	0.6	$43

The total pre-tax intrinsic value of options exercised during the year ended December 31, 2022 was insignificant. The total pre-tax intrinsic value of options exercised during the years ended December 31, 2021 and 2020 were $0.6 million and $1.0 million, respectively. No options vested during the years ended December 31, 2022, 2021 and 2020.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $84.30 on December 31, 2022, that would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date. The total number of shares issuable upon the exercise of “in-the-money” options exercisable as of December 31, 2022 was 1,002.

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

DSU activity for the year ended December 31, 2022 was as follows:

	Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	98	$72.96
Granted	27	97.40
Vested and distributed	(45)	73.33
Outstanding at December 31, 2022	80	$81.11

The total pre-tax intrinsic value of DSUs that were vested and distributed during the years ended December 31, 2022, 2021 and 2020 was $4.9 million, $4.1 million and $0.9 million, respectively. The total fair value of DSUs that were vested and distributed during the years ended December 31, 2022, 2021 and 2020 was $3.3 million, $2.7 million and $0.7 million, respectively. The grant-date fair value is calculated based upon the Company’s closing stock price on the date of grant. For the years ended December 31, 2022, 2021 and 2020, the weighted average fair value of DSU awards granted was $97.40 per share, $114.56 per share and $100.58 per share, respectively. As of December 31, 2022, 27,306 DSUs were unvested, with an aggregate intrinsic value of approximately $2.3 million and a weighted average remaining contractual life of approximately 0.4 years. These units are expected to vest in May 2023.

Restricted Stock and Restricted Stock Units

Different types of restricted stock units ("RSUs") granted by the Company during the year ended December 31, 2022 were as follows (in thousands):

December 31, 2022
RSUs with service-based vesting conditions	3,243
RSUs with market-based vesting conditions	81
RSUs with performance-based vesting conditions	239
Total	3,563

RSUs represent the right to receive one share of the Company’s common stock upon vesting. RSUs are granted at the discretion of the board of directors, a committee thereof or, subject to defined limitations, the Chief Executive Officer of the Company, acting as a committee of one director, to whom such authority has been delegated. The Company has issued RSUs that vest based on the passage of time assuming continued service with the Company, RSUs that vest based upon total shareholder return ("TSR") measured against the benchmark TSR of a peer group and RSUs that vest only upon the achievement of defined performance metrics tied primarily to revenue and earnings targets.

For RSUs with service-based vesting conditions, the fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is being recognized over the vesting period. Most RSUs with service-based vesting provisions vest in installments over a three- or four-year period following the grant date.

The Company uses the Monte Carlo simulation model to determine the fair value of the Company's RSUs based on TSR. This model requires the input of assumptions, including the estimated term of each award, the risk-free interest rate, historical stock price volatility of the Company's shares and historical stock price volatility of peer-company shares. The grant-date fair values of the TSR-based RSUs granted during the years ended December 31, 2022, 2021 and 2020 were estimated using a Monte Carlo simulation model with the following assumptions:

	2022	2021	2020
Expected term (in years)	3.0	3.0	3.0
Risk-free interest rate	1.7%	0.3%	0.7%
Akamai historical share price volatility	30.3%	32.7%	28.2%
Average volatility of peer-company share price	40.7%	39.6%	28.9%

For the years ended December 31, 2022, 2021 and 2020, management measured compensation expense for performance-based RSUs based upon a review of the Company’s expected achievement against specified financial performance targets. Such compensation cost is being recorded using a graded-vesting method for each series of grants of performance-based RSUs, to the extent management has deemed that such awards are probable of vesting based upon the expected achievement against the specified targets. On a periodic basis, management reviews the Company’s expected performance and adjusts the compensation cost, if needed, at such time.

RSU activity for the year ended December 31, 2022 was as follows:

	Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	4,389	$95.75
Granted	3,563	107.17
Vested	(2,096)	110.57
Forfeited	(578)	102.92
Outstanding at December 31, 2022	5,278	$121.92

The shares granted during 2022 and presented in the table above include 172,271 RSUs assumed by the Company as a result of the acquisition of Linode.

The total pre-tax intrinsic value of RSUs that vested during the years ended December 31, 2022, 2021 and 2020 was $227.1 million, $226.4 million and $192.5 million, respectively. The total fair value of RSUs that vested during the years ended December 31, 2022, 2021 and 2020 was $231.7 million, $233.0 million and $198.9 million, respectively. The grant-date fair value of each RSU is calculated based upon the Company’s closing stock price on the date of grant. For the years ended December 31, 2022, 2021 and 2020, the weighted average fair value of RSU awards granted was $107.17 per share, $99.09 per share and $92.42 per share, respectively. As of December 31, 2022, 5.3 million RSUs were outstanding and unvested, with an aggregate intrinsic value of $445.1 million and a weighted average remaining vesting period of approximately 2.3 years. These RSUs are expected to vest on various dates through 2026.

19. Income Taxes

The components of income before provision for income taxes were as follows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
U.S.	$61,383	$70,300	$45,074
Foreign	596,620	657,921	571,008
Income before provision for income taxes	$658,003	$728,221	$616,082

The provision for income taxes consisted of the following for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Current tax provision (benefit):
Federal	$49,808	$11,824	$(1,765)
State	9,214	8,515	5,346
Foreign	172,645	90,026	76,162
Deferred tax benefit:
Federal	(73,826)	(33,366)	(19,845)
State	(18,657)	(14,611)	(14,509)
Foreign	(16,595)	(4,358)	(6,023)
Change in valuation allowance	4,107	4,541	6,556
Total	$126,696	$62,571	$45,922

The Company’s effective tax rate differed from the U.S. federal statutory tax rate as follows for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
U.S. federal income tax rate	21.0%	21.0%	21.0%
State taxes	0.7	0.7	1.0
Stock-based compensation	2.0	0.1	(0.6)
U.S. federal, state and foreign research and development credits	(5.1)	(3.7)	(4.4)
Foreign earnings	(6.6)	(7.3)	(7.7)
Nondeductible (nontaxable) foreign items	0.7	—	(0.4)
Global intangible low-taxed income	2.5	0.5	0.6
Release of uncertain tax position reserve	(0.7)	(1.0)	(0.9)
Intercompany sale of intellectual property	4.0	—	0.2
Valuation allowance	0.6	0.6	1.1
Other	0.2	(2.3)	(2.4)
	19.3%	8.6%	7.5%

The components of the net deferred tax assets and liabilities and the related valuation allowance as of December 31, 2022 and 2021 were as follows (in thousands):

	2022	2021
Accrued bonus	$21,181	$26,261
Deferred revenue	11,925	6,683
Operating lease liabilities	125,567	133,298
Stock-based compensation	19,874	21,507
NOLs	18,172	53,088
Tax credit carryforwards	93,672	88,710
Capitalized research and development costs	43,215	—
Convertible senior notes interest	75,603	18,552
Depreciation and amortization	79,595	85,438
Other	28,879	15,679
Deferred tax assets	517,683	449,216
Acquired intangible assets	(530)	(86,567)
Operating lease right-of-use assets	(113,118)	(124,833)
Deferred commissions	(12,949)	(13,468)
Capitalized internal-use software development costs	(30,559)	(59,837)
Deferred tax liabilities	(157,156)	(284,705)
Valuation allowance	(41,250)	(37,143)
Net deferred tax assets	$319,277	$127,368

As summary of activity in the valuation allowance on deferred tax assets for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	2022	2021	2020
Beginning balance	$37,143	$32,602	$26,046
Charges to income tax expense	4,392	4,707	6,588
Release of valuation allowance	(285)	(166)	(32)
Ending balance	$41,250	$37,143	$32,602

Valuation allowances will be recognized on deferred tax assets if it is more-likely-than-not that some or all of the deferred tax assets will not be utilized. In measuring deferred tax assets, the Company considers all available evidence, both positive and negative, to determine whether a valuation allowance is needed. As of December 31, 2022, the Company recorded a $41.3 million valuation allowance against deferred tax assets related to state tax credits and state and foreign NOLs in which it is more-likely-than-not that such attributes will expire prior to utilization. The increase in the valuation allowance during 2022 was $4.1 million. The increase in the valuation allowance is primarily related to state tax credits.

The Company's NOL and tax credit carryforwards in U.S. federal, state and foreign jurisdictions as of December 31, 2022 and 2021 were as follows (in thousands, except years):

	2022	2021	Expirations at Various Dates Through:
NOL carryforwards:
Federal	$30,100	$44,000	2037
State	22,400	15,500	2042
Foreign	40,100	180,100	2037
Federal and state research and development tax credit and other credit carryforwards	121,300	113,500	2037

The Company's U.S. federal and state NOL carryforwards relate to acquisitions completed in 2022, 2021, 2019, 2017 and 2012.

As of December 31, 2022, accumulated earnings outside the U.S. totaled $1.9 billion, the majority of which have been taxed due to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings and the tax on global intangible low taxed income required by the U.S. Tax Cuts and Jobs Act ("TCJA"). No provision for U.S. state income taxes and foreign withholding taxes has been provided for any remaining undistributed foreign earnings not subject to tax under the TCJA, or any additional basis differences inherent in the Company's international subsidiaries, as these amounts continue to be indefinitely reinvested. Determination of the amount of the unrecognized deferred tax liability on outside basis differences is not practicable because of the complexity of laws and regulations, the varying tax treatment of alternative repatriation scenarios and the variation due to multiple potential assumptions relating to the timing of any future repatriation.

The changes in the Company’s unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	2022	2021	2020
Balance at beginning of year	$22,563	$24,105	$27,359
Gross increases – tax positions of prior periods	3,880	4,293	2,539
Gross increases – current period tax positions	45,975	3,607	1,946
Gross decreases – tax positions of prior periods	(688)	(816)	(3,540)
Gross decreases – lapse of applicable statute of limitations	(3,772)	(8,626)	(4,199)
Balance at end of year	$67,958	$22,563	$24,105

As of December 31, 2022, 2021 and 2020, the Company had $38.3 million, $23.1 million and $29.5 million of unrecognized tax benefits, respectively. Total interest and penalties for unrecognized tax benefits includes $8.6 million, $7.2 million and $7.7 million as of December 31, 2022, 2021 and 2020, respectively. Interest and penalties related to unrecognized tax benefits are recorded in the provision for income taxes and were $2.0 million, $0.5 million and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate is $38.3 million.

As of December 31, 2022, it is reasonably possible that $3.6 million of unrecognized tax benefits may be recognized within the next 12 months due to the expiration of local statutes of limitations. Certain U.S. state and foreign income tax returns from 2013 through 2022 are currently under audit. The Company has reserved for those positions that are not more-likely-than-not to be sustained.

20. Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options, RSUs, DSUs, convertible senior notes and warrants issued by the Company. For the year ended December 31, 2022, the dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method and the dilutive effect of the convertible securities is reflected in diluted earnings per share by application of the if-converted method. For the years ended December 31, 2021 and 2020, the dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method.

The components used in the computation of basic and diluted net income per share for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands, except per share data):

	2022	2021	2020
Numerator:
Net income	$523,672	$651,642	$557,054
Denominator:
Shares used for basic net income per share	159,089	162,665	162,490
Effect of dilutive securities:
Stock options	21	21	31
RSUs and DSUs	637	1,518	1,819
Convertible senior notes	720	1,600	873
Warrants related to issuance of convertible senior notes	—	—	—
Shares used for diluted net income per share	160,467	165,804	165,213
Basic net income per share	$3.29	$4.01	$3.43
Diluted net income per share	$3.26	$3.93	$3.37

For the years ended December 31, 2022, 2021 and 2020, certain potential outstanding shares from service-based RSUs, convertible notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based RSUs were excluded from the computation of diluted net income per share because the underlying performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	2022	2021	2020
Service-based RSUs	2,211	776	591
Market- and performance-based RSUs	1,030	1,199	1,409
Convertible senior notes	—	9,898	12,922
Warrants related to issuance of convertible senior notes	21,991	21,991	21,991
Total shares excluded from computation	25,232	33,864	36,913

21. Akamai Foundation

The Akamai Foundation is a private non-profit organization founded in 2000 by certain current and former employees of the Company (the “Foundation”). The Company has the right to appoint the directors of the Foundation, but receives no economic benefit from the Foundation’s initiatives, therefore the Foundation is not consolidated. The Foundation's initiatives are to support youth education, with a focus on mathematics and science, as well as other charitable causes. In 2020, the Foundation expanded its initiatives to include supporting increased diversity in the technology industry. The Company contributed $20.0 million in that year in support of the Foundation's expanded initiatives. This expense is included in general and administrative expenses in the consolidated statements of income for the year ended December 31, 2020.

22. Segment and Geographic Information

The Company’s chief operating decision-maker is the chief executive officer and the executive management team. As of December 31, 2022, the Company is currently organized and operates as one reportable and operating segment. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief executive officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate entities and does not have separate operating or reportable segments.

The Company deploys its servers into networks worldwide. Net property and equipment, excluding internal-use software and operating lease right-of-use assets, located in the U.S. and foreign locations, as of December 31, 2022 and 2021 was as follows (in thousands):

	December 31, 2022	December 31, 2021
Property and equipment, net, excluding internal-use software, located in the U.S.	$568,590	$568,040
Property and equipment, net, excluding internal-use software, located in foreign locations	516,127	510,695
Operating lease right-of-use assets located in the U.S.	608,854	625,424
Operating lease right-of-use assets located in foreign locations	204,518	190,330

23. Quarterly Financial Data (Unaudited)

Revision of Previously Issued Financial Statements

During the preparation of the financial statements for the year ended December 31, 2022, an error was identified in the Company’s accounting for an intercompany sale of intellectual property that occurred during 2022. During each of the first three quarters of 2022, the Company failed to record a deferred tax asset in the jurisdiction where the intellectual property was sold for the step up in tax basis that was achieved with the sale. This caused net deferred taxes to be understated in the interim condensed consolidated balance sheets, the provision for income taxes to be overstated and net income and earnings per share to be understated in the interim condensed consolidated statements of income. Management evaluated the error and determined that the related impact was not material to any of the Company's previously issued financial statements.

The financial data below has been derived from the Company’s quarterly reports on Form 10-Q filed for the respective periods, with 2022 periods adjusted to reflect the impact of the error. The Company will also correct previously reported financial information for this error in its future filings, as applicable.

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2022
Revenue	$903,647	$903,332	$881,896	$927,779
Cost of revenue (exclusive of amortization of acquired intangible assets)	332,752	346,649	346,450	357,968
Net income	133,376	137,840	123,694	128,762
Basic net income per share	0.83	0.86	0.78	0.82
Diluted net income per share	0.82	0.85	0.78	0.82
Year ended December 31, 2021
Revenue	$842,708	$852,824	$860,333	$905,358
Cost of revenue (exclusive of amortization of acquired intangible assets)	306,687	320,000	316,866	325,403
Net income	155,695	156,497	178,916	160,534
Basic net income per share	0.95	0.96	1.10	0.99
Diluted net income per share	0.94	0.94	1.08	0.97

The changes to the condensed consolidated balance sheets as a result of the error were as follows (in thousands):

	As Previously Reported	Adjustment	As Revised
March 31, 2022
Deferred income tax assets	$265,946	$8,610	$274,556
Total assets	8,303,779	8,610	8,312,389
Deferred income tax liabilities	41,131	(5,603)	35,528
Total liabilities	4,003,257	(5,603)	3,997,654
Retained earnings	1,515,842	14,213	1,530,055
Total stockholders’ equity	4,300,522	14,213	4,314,735
Total liabilities and stockholders’ equity	8,303,779	8,610	8,312,389

June 30, 2022
Deferred income tax assets	$292,817	$19,698	$312,515
Total assets	8,211,054	19,698	8,230,752
Deferred income tax liabilities	39,367	(12,818)	26,549
Total liabilities	3,930,576	(12,818)	3,917,758
Retained earnings	1,635,379	32,516	1,667,895
Total stockholders’ equity	4,280,478	32,516	4,312,994
Total liabilities and stockholders’ equity	8,211,054	19,698	8,230,752

September 30, 2022
Deferred income tax assets	$285,722	$29,112	$314,834
Total assets	8,107,369	29,112	8,136,481
Deferred income tax liabilities	38,146	(18,944)	19,202
Total liabilities	3,874,185	(18,944)	3,855,241
Retained earnings	1,743,533	48,056	1,791,589
Total stockholders’ equity	4,233,184	48,056	4,281,240
Total liabilities and stockholders’ equity	8,107,369	29,112	8,136,481

Changes to the condensed consolidated statements of income as a result of the error were as follows (in thousands, except per share data):

	For the Three Months Ended March 31, 2022
	As Previously Reported	Adjustment	As Revised
Provision for income taxes	$(34,050)	$14,213	$(19,837)
Net income	119,163	14,213	133,376
Net income per share:
Basic	$0.74	$0.09	$0.83
Diluted	$0.73	$0.09	$0.82

	For the Three Months Ended June 30, 2022			For the Six Months Ended June 30, 2022
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Provision for income taxes	$(51,058)	$18,303	$(32,755)	$(85,108)	$32,516	$(52,592)
Net income	119,537	18,303	137,840	238,700	32,516	271,216
Net income per share:
Basic	$0.75	$0.11	$0.86	$1.49	$0.20	$1.69
Diluted	$0.74	$0.11	$0.85	$1.47	$0.20	$1.67

	For the Three Months Ended September 30, 2022			For the Nine Months Ended September 30, 2022
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Provision for income taxes	$(50,006)	$15,540	$(34,466)	$(135,114)	$48,056	$(87,058)
Net income	108,154	15,540	123,694	346,854	48,056	394,910
Net income per share:
Basic	$0.68	$0.10	$0.78	$2.17	$0.30	$2.47
Diluted	$0.68	$0.10	$0.78	$2.15	$0.30	$2.45

The condensed consolidated statements of shareholders' equity, condensed consolidated statements of cash flows and condensed consolidated statements of comprehensive income for the quarterly and year-to-date periods ended March 31, 2022, June 30, 2022 and September 30, 2022 were also revised to reflect the impact to net income as stated in the tables above. The benefit for deferred income tax line was also adjusted in the condensed consolidated statement of cash flows, however, the error had no net impact on cash flows from operating, investing or financing activities in these periods.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective to provide reasonable assurance due to a material weakness in internal control over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Based on this assessment, our management concluded that as of December 31, 2022, our internal control over financial reporting was not effective as of December 31, 2022, due to a material weakness in internal control over financial reporting described below. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

A material weakness in internal control over financial reporting related to income taxes was identified in the Company’s internal control over financial reporting as of December 31, 2022. Specifically, the Company did not design and maintain effective controls over the adoption and application of new accounting standards related to income taxes.

This material weakness resulted in immaterial errors to net deferred tax assets and provision for income taxes for the interim periods ended March 31, 2022, June 30, 2022 and September 30, 2022. These immaterial errors also resulted in a revision to previously issued quarterly financial statements for each of these periods. Additionally, this material weakness could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this annual report on Form 10-K.

Remediation Plan

The Company’s management, under the oversight of the Audit Committee, is in the process of designing and implementing changes in processes and controls to remediate the material weakness. We expect our remediation plan to include the enhancement of the design and precision of our process for evaluating the adoption and application of new accounting standards in the area of income taxes, including the involvement of external tax advisors, as applicable.

The material weakness will not be considered remediated until management completes its remediation plan and the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. The Company will monitor the effectiveness of its remediation plan and will refine its remediation plan as appropriate.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2023 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Delinquent Section 16(a) Reports” and “Corporate Governance Highlights” and is incorporated by reference herein.

Our executive officers and directors and their positions as of February 28, 2023, are as follows:

Name	Position
F. Thomson Leighton	Chief Executive Officer, President and Director (Principal Executive Officer)
Edward McGowan	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Aaron Ahola	Executive Vice President, General Counsel and Corporate Secretary
Robert Blumofe	Executive Vice President and Chief Technology Officer
Adam Karon	Chief Operating Officer and General Manager of the Cloud Technology Group
Kim Salem-Jackson	Executive Vice President and Chief Marketing Officer
Paul Joseph	Executive Vice President, Global Sales and Services
Mani Sundaram	Executive Vice President and General Manager of the Security Technology Group
Anthony Williams	Executive Vice President and Chief Human Resources Officer
Sharon Bowen	Director
Marianne Brown	Director
Monte Ford	Director
Daniel Hesse	Director
Tom Killalea	Director
Jonathan Miller	Director
Madhu Ranganathan	Director
Bernardus Verwaayen	Director
William Wagner	Director

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

Item 11. Executive Compensation

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2023 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Corporate Governance Highlights,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2023 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2023 Annual Meeting of Stockholders under the sections captioned “Certain Relationships and Related Party Transactions; Code of Ethics; Interest in Annual Meeting Matters,” “Corporate Governance Highlights” and “Compensation Committee Interlocks and Insider Participation.”

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2023 Annual Meeting of Stockholders under the section captioned “Ratification of Selection of Independent Auditors.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)Documents Filed as Part of this Annual Report on Form 10-K

1.Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2022 and 2021
•Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Stockholders' Equity for the years ended December 31, 2022, 2021 and 2020
•Notes to Consolidated Financial Statements

2.Financial Statement Schedules

Financial statements schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

(b)Exhibits

EXHIBIT INDEX

3.1(A)	Amended and Restated Certificate of Incorporation of Akamai Technologies, Inc., as amended

3.2(B)	Amended and Restated Bylaws of Akamai Technologies, Inc., effective December 13, 2022

4.1(C)	Specimen common stock certificate

4.2(D)	Indenture (including form of Notes) with respect to Akamai’s 0.125% Convertible Senior Notes due 2025, dated as of May 21, 2018, between Akamai and U.S. Bank National Association, as trustee

4.3(E)
Indenture (including form of Notes) with respect to the Registrant’s 0.375% Convertible Senior Notes due September 1, 2027, dated as of August 16, 2019, between the Registrant and U.S. Bank National Association, as trustee

4.4(F)	First Supplemental Indenture with respect to 0.125% Convertible Senior Notes due 2025, dated December 16, 2021, between Akamai Technologies, Inc. and U.S. Bank National Association, as trustee

4.5(F)	First Supplemental Indenture with respect to 0.375% Convertible Senior Notes due 2027, dated December 16, 2021, between Akamai Technologies, Inc. and U.S. Bank National Association, as trustee

4.6(B)	Description of Registrant's Securities Registered Under Section 12 of the Exchange Act

10.1(G)@	Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.2(H)@	Amendment to Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.3(I)@	2009 Akamai Technologies, Inc. Stock Incentive Plan

10.4(J)@	Akamai Technologies, Inc. Second Amended and Restated 2013 Stock Incentive Plan

10.5(K)	Prolexic Technologies, Inc. 2011 Equity Incentive Plan

10.6(L)	Cotendo, Inc. Amended and Restated 2008 Stock Plan

10.7(M)	Linode Limited Liability Company 2022 RSU Plan

10.8(N)@	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan, as amended (time vesting)

10.9@	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan (performance vesting)

10.10(O)@	Form of Stock Option Agreement for use under the 2013 Stock Incentive Plan

10.11(O)	Form of Deferred Stock Unit Agreement for use under the 2013 Stock Incentive Plan

10.12@	Form of Performance-Based Vesting Restricted Stock Unit Agreement with Retirement Provision

10.13@	Non-Employee Director Compensation Plan

10.14(N)@	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan (2019)

10.15(P)@	Form Executive Bonus Plan

10.16(Q)@	Akamai Technologies, Inc. Executive Severance Pay Plan, as amended

10.17(R)@	Form of Change in Control and Severance Agreement

10.18(S)@	Akamai Technologies, Inc. Policy on Departing Director Compensation

10.19(T)@	Akamai Technologies, Inc. U.S. Non-Qualified Deferred Compensation Plan

10.20(U)@	Employment Letter Agreement between the Registrant and F. Thomson Leighton dated February 25, 2013

10.21(R)@	Amendment to Employment Letter Agreement between the Registrant and F. Thomson Leighton dated November 12, 2015

10.22(V)	Indenture of Lease for 145 Broadway, Cambridge, Massachusetts dated November 7, 2016

10.23(V)	Must-Take Premises and Right of First Offer Agreement among the Registrant, Boston Properties Limited Partnership and the Trustees of Ten Cambridge Center Trust dated November 7, 2016

10.24(W)	150 Broadway Real Property Lease Dated December 20, 2017

10.25(X)†	Exclusive Patent and Non-Exclusive Copyright License Agreement, dated as of October 26, 1998, between the Registrant and Massachusetts Institute of Technology

10.26(Y)	Credit Agreement by and among Akamai Technologies, Inc., the financial institutions identified therein as lenders and JPMorgan Chase Bank, N.A., as administrative agent, dated November 22, 2022

10.27(D)	Form of Call Option Confirmation between Akamai and each Option Counterparty

10.28(D)	Form of Warrant Confirmation between Akamai and each Option Counterparty

10.29(E)	Form of Call Option Confirmation between the Registrant and each Option Counterparty

10.30(E)	Form of Warrant Confirmation between the Registrant and each Option Counterparty

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.INS)
________________

(A)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 18884226) filed with the Commission on June 6, 2018.
(B)	Incorporated by reference to the Registrant’s Annual Report on Form 8-K (File No. 000-27275, 221467934) filed with the Commission on December 16, 2022.
(C)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-85679, 99727819), as amended, filed with the Commission on October 13, 1999.
(D)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 18852548) filed with the Commission on May 22, 2018.
(E)	Incorporated by reference to the Registration's Current Report on Form 8-K (File No. 000-27275, 191033874) filed with the Commission on August 16, 2019.
(F)	Incorporated by reference to the Registrant’s Annual Report Current Report on Form 8-K (File No. 000-27275, 211497782) filed with the Commission on December 16, 2021.
(G)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 06691330) filed with the Commission on March 16, 2006.
(H)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 08823347) filed with the Commission on May 12, 2008.
(I)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 11865051) filed with the Commission on May 23, 2011.
(J)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 22922830) filed with the Commission on May 13, 2022.
(K)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-194278, 14660564) filed with the Commission on March 3, 2014.
(L)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed (File No. 333-180088, 12689764) filed with the Commission on March 14, 2012.
(M)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 21, 2022.
(N)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 19810440) filed with the Commission on May 9, 2019.
(O)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-27275, 131025074) filed with the Commission on August 9, 2013.
(P)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 23668192) filed with the Commission on February 24, 2023.

(Q)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 191132693) filed with the Commission on October 2, 2019.
(R)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 22680595) filed with the Commission on February 25, 2022.
(S)	Incorporated by reference to the Registrant's Annual Report on form 10-K (File No. 000-27275, 17647667) filed with the Commission on February 28, 2017.
(T)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-27275, 15850176) filed with the Commission on May 11, 2015.
(U)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-27275, 13657899) filed with the Commission on March 1, 2013.
(V)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 161988699) filed with the Commission on November 10, 2016.
(W)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-27275, 18654889) filed with the Commission on March 1, 2018.
(X)	Incorporated by reference to the Registrant's Registration Statement on Form S-1/A filed with the Commission on October 28, 1999.
(Y)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 221416292) filed with the Commission on November 23, 2022.
_______________

@	Management contract or compensatory plan or arrangement filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of this Annual Report.
†	Confidential Treatment has been granted as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.
*	Submitted electronically herewith.

(c)	Not applicable.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2023	AKAMAI TECHNOLOGIES, INC.

	By:	/s/ EDWARD MCGOWAN
Edward McGowan Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. THOMSON LEIGHTON	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2023
F. Thomson Leighton

/s/ EDWARD MCGOWAN	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2023
Edward McGowan

/s/ LAURA HOWELL	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2023
Laura Howell

/s/ SHARON Y. BOWEN	Director	February 28, 2023
Sharon Y. Bowen

/s/ MARIANNE C. BROWN	Director	February 28, 2023
Marianne C. Brown

/s/ MONTE E. FORD	Director	February 28, 2023
Monte E. Ford

/s/ DANIEL R. HESSE	Director	February 28, 2023
Daniel R. Hesse

/s/ PETER T. KILLALEA	Director	February 28, 2023
Peter T. Killalea

/s/ JONATHAN F. MILLER	Director	February 28, 2023
Jonathan F. Miller

/s/ MADHU RANGANATHAN	Director	February 28, 2023
Madhu Ranganathan

/s/ BERNARDUS VERWAAYEN	Director	February 28, 2023
Bernardus Verwaayen

/s/ WILLIAM R. WAGNER	Director	February 28, 2023
William R. Wagner