Form 10-Q
period 2023-03-31
AKAMAI TECHNOLOGIES INC
filed 2023-05-09
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 5, 2023: 152,202,115

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data) (unaudited)	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$298,800	$542,337
Marketable securities	453,113	562,979
Accounts receivable, net of reserves of $5,557 and $5,917 at March 31, 2023, and December 31, 2022, respectively	705,817	679,206
Prepaid expenses and other current assets	239,981	185,040
Total current assets	1,697,711	1,969,562
Marketable securities	298,699	320,531
Property and equipment, net	1,654,608	1,540,182
Operating lease right-of-use assets	850,282	813,372
Acquired intangible assets, net	432,233	441,716
Goodwill	2,781,859	2,763,838
Deferred income tax assets	334,733	337,677
Other assets	133,208	116,522
Total assets	$8,183,333	$8,303,400

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(in thousands, except share data) (unaudited)	March 31, 2023	December 31, 2022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$202,129	$145,420
Accrued expenses	256,924	367,017
Deferred revenue	140,927	105,109
Operating lease liabilities	205,055	196,094
Other current liabilities	31,218	5,228
Total current liabilities	836,253	818,868
Deferred revenue	23,754	22,117
Deferred income tax liabilities	20,439	18,400
Convertible senior notes	2,286,369	2,285,258
Operating lease liabilities	735,808	693,265
Other liabilities	109,369	105,305
Total liabilities	4,011,992	3,943,213
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 157,299,369 shares issued and 152,743,828 shares outstanding at March 31, 2023, and 156,494,816 shares issued and outstanding at December 31, 2022	1,573	1,565
Additional paid-in capital	2,625,244	2,578,603
Accumulated other comprehensive loss	(121,161)	(140,332)
Treasury stock, at cost, 4,555,541 shares at March 31, 2023, and no shares at December 31, 2022	(351,772)	—
Retained earnings	2,017,457	1,920,351
Total stockholders’ equity	4,171,341	4,360,187
Total liabilities and stockholders’ equity	$8,183,333	$8,303,400

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
(in thousands, except per share data) (unaudited)	2023	2022
Revenue	$915,698	$903,647
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	361,316	332,752
Research and development	91,863	99,935
Sales and marketing	129,107	122,719
General and administrative	146,139	153,262
Amortization of acquired intangible assets	15,912	13,644
Restructuring charge	44,723	8,016
Total costs and operating expenses	789,060	730,328
Income from operations	126,638	173,319
Interest and marketable securities income (loss), net	5,292	(211)
Interest expense	(2,681)	(2,695)
Other expense, net	(2,363)	(9,565)
Income before provision for income taxes	126,886	160,848
Provision for income taxes	(29,780)	(19,837)
Loss from equity method investment	—	(7,635)
Net income	$97,106	$133,376
Net income per share:
Basic	$0.62	$0.83
Diluted	$0.62	$0.82
Shares used in per share calculations:
Basic	155,637	160,494
Diluted	156,135	163,637

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(in thousands) (unaudited)	2023	2022
Net income	$97,106	$133,376
Other comprehensive income (loss):
Foreign currency translation adjustments	11,722	2,036
Change in unrealized gain (loss) on investments, net of income tax (provision) benefit of $(2,399) and $4,948 for the three months ended March 31, 2023 and 2022, respectively	7,449	(21,542)
Other comprehensive income (loss)	19,171	(19,506)
Comprehensive income	$116,277	$113,870

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(in thousands) (unaudited)	2023	2022
Cash flows from operating activities:
Net income	$97,106	$133,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,457	142,595
Stock-based compensation	61,883	56,227
Provision (benefit) for deferred income taxes	4,925	(27,792)
Amortization of debt issuance costs	1,098	1,119
(Gain) loss on investments	(174)	16,536
Other non-cash reconciling items, net	21,602	12,598
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(25,251)	(39,198)
Prepaid expenses and other current assets	(26,009)	(64,695)
Accounts payable and accrued expenses	(97,263)	(66,938)
Deferred revenue	36,449	55,394
Other current liabilities	25,834	(1,441)
Other non-current assets and liabilities	(2,158)	4,670
Net cash provided by operating activities	233,499	222,451
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(20,070)	(872,099)
Purchases of property and equipment	(141,700)	(51,005)
Capitalization of internal-use software development costs	(80,545)	(80,354)
Purchases of short- and long-term marketable securities	(134,191)	—
Proceeds from sales of short- and long-term marketable securities	185,249	571,369
Proceeds from maturities and redemptions of short- and long-term marketable securities	91,637	120,433
Other, net	(20,268)	(5,242)
Net cash used in investing activities	(119,888)	(316,898)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	75,000
Proceeds related to the issuance of common stock under stock plans	21,257	21,941
Employee taxes paid related to net share settlement of stock-based awards	(29,894)	(54,819)
Repurchases of common stock	(348,600)	(102,853)
Other, net	(52)	(104)
Net cash used in financing activities	(357,289)	(60,835)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	2,297	(1,462)
Net decrease in cash, cash equivalents and restricted cash	(241,381)	(156,744)
Cash, cash equivalents and restricted cash at beginning of period	543,022	537,751
Cash, cash equivalents and restricted cash at end of period	$301,641	$381,007

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Three Months Ended March 31,
(in thousands) (unaudited)	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds received of $225 and $1,025 for the three months ended March 31, 2023 and 2022, respectively	$86,066	$50,533
Cash paid for interest expense	2,156	2,156
Cash paid for operating lease liabilities	55,167	54,285
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	102,952	38,582
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	101,196	48,326
Capitalization of stock-based compensation	14,611	7,803

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$298,800	$377,811
Restricted cash	2,841	3,196
Cash, cash equivalents and restricted cash	$301,641	$381,007

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended March 31, 2023
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2023	156,494,816	$1,565	$2,578,603	$(140,332)	$—	$1,920,351	$4,360,187
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	804,553	8	(31,344)				(31,336)
Stock-based compensation			77,985				77,985
Repurchases of common stock	(4,555,541)				(351,772)		(351,772)
Net income						97,106	97,106
Foreign currency translation adjustment				11,722			11,722
Change in unrealized gain on investments, net of tax				7,449			7,449
Balance at March 31, 2023	152,743,828	$1,573	$2,625,244	$(121,161)	$(351,772)	$2,017,457	$4,171,341

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Three Months Ended March 31, 2022
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2022	160,512,111	$1,605	$3,340,822	$(69,105)	$—	$1,256,692	$4,530,014
Cumulative-effect adjustment from adoption of new accounting pronouncement			(375,414)			139,987	(235,427)
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	948,150	10	(54,649)				(54,639)
Stock-based compensation			63,770				63,770
Repurchases of common stock	(924,492)				(102,853)		(102,853)
Net income						133,376	133,376
Foreign currency translation adjustment				2,036			2,036
Change in unrealized loss on investments, net of tax				(21,542)			(21,542)
Balance at March 31, 2022	160,535,769	$1,615	$2,974,529	$(88,611)	$(102,853)	$1,530,055	$4,314,735

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides solutions to power and protect life online. Its massively distributed edge and cloud platform comprises more than 4,200 locations across more than 130 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company is currently organized and operates as one reportable and operating segment.

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the accompanying interim condensed consolidated financial statements.

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed in, or omitted from, these interim financial statements. Accordingly, the unaudited interim condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 28, 2023. The December 31, 2022 consolidated balance sheet included herein is derived from the Company's audited consolidated financial statements.

The results of operations presented in this quarterly report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for any future periods. In the opinion of management, these unaudited interim condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of the results of all interim periods reported herein.

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

Changes to the interim condensed consolidated statements of income for the three months ended March 31, 2022, as a result of the error, were as follows (in thousands, except per share data):

	For the Three Months Ended March 31, 2022
	As Previously Reported	Adjustment	As Revised
Provision for income taxes	$(34,050)	$14,213	$(19,837)
Net income	119,163	14,213	133,376
Net income per share:
Basic	$0.74	$0.09	$0.83
Diluted	$0.73	$0.09	$0.82

The condensed consolidated statements of comprehensive income, condensed consolidated statements of cash flows and condensed consolidated statements of shareholders' equity for the three months ended March 31, 2022 were also revised to reflect the impact to net income as stated in the table above. The benefit for deferred income tax line was also adjusted in the interim condensed consolidated statement of cash flows, however, the error had no net impact on cash flows from operating, investing or financing activities for the three months ended March 31, 2022.

Significant Accounting Policies Update

The Company's significant accounting policies are detailed in Note 2 of its annual report on Form 10-K for the year ended December 31, 2022. The following policy has been updated as of January 1, 2023.

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

The Company has implemented software and hardware initiatives to manage its global network more efficiently and, as a result, the expected average useful life of its servers increased from five years to six years, effective January 1, 2023. These changes decreased depreciation expense by $16.7 million and increased net income by $14.0 million, or $0.09 per share, for the three months ended March 31, 2023.

2. Fair Value Measurements

Available-for-sale marketable securities held as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of March 31, 2023
Commercial paper	$960	$1	$—	$961	$961	$—
Corporate bonds	508,508	336	(14,722)	494,122	254,986	239,136
U.S. government agency obligations	243,717	47	(7,232)	236,532	196,843	39,689
	$753,185	$384	$(21,954)	$731,615	$452,790	$278,825

As of December 31, 2022
Time deposit	$19,530	$—	$—	$19,530	$19,530	$—
Corporate bonds	624,082	—	(21,029)	603,053	362,458	240,595
U.S. government agency obligations	252,573	—	(10,391)	242,182	180,320	61,862
	$896,185	$—	$(31,420)	$864,765	$562,308	$302,457

The Company offers certain eligible employees the ability to participate in a non-qualified deferred compensation plan. The mutual funds held by the Company that are associated with this plan are classified as restricted trading securities. These securities are not included in the available-for-sale securities table above but are included in marketable securities in the interim condensed consolidated balance sheets.

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the interim condensed consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest and marketable securities income, net in the interim condensed consolidated statements of income. As of March 31, 2023, the Company held for investment corporate bonds and U.S. government agency obligations with a fair value of $597.0 million, which are classified as available-for-sale marketable securities and have been in a continuous unrealized loss position for more than 12 months. The unrealized losses related to these securities were $21.7 million and are included in accumulated other comprehensive loss as of March 31, 2023. The unrealized losses are attributable to changes in interest rates. Based on the evaluation of available evidence, the Company does not believe any unrealized losses represent other than temporary impairments.

The fair value measurements within the fair value hierarchy of the Company’s financial assets as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
As of March 31, 2023
Cash Equivalents and Marketable Securities:
Money market funds	$635	$635	$—
Time deposit	25,576	—	25,576
Commercial paper	961	—	961
Corporate bonds	494,122	—	494,122
U.S. government agency obligations	236,532	—	236,532
Mutual funds	20,198	20,198	—
	$778,024	$20,833	$757,191

As of December 31, 2022
Cash Equivalents and Marketable Securities:
Money market funds	$999	$999	$—
Time deposit	285,830	—	285,830
Corporate bonds	603,053	—	603,053
U.S. government agency obligations	242,182	—	242,182
Mutual funds	18,745	18,745	—
	$1,150,809	$19,744	$1,131,065

As of March 31, 2023 and December 31, 2022, the Company grouped money market funds and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of March 31, 2023 and December 31, 2022, the Company grouped time deposits, commercial paper, U.S. government agency obligations and corporate bonds using a Level 2 valuation because quoted prices for similar assets in active markets (or identical assets in an inactive market) are available. The Company did not have any transfers of assets or liabilities between Level 1 or Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2023.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Due in 1 year or less	$452,790	$562,308
Due after 1 year through 5 years	278,825	302,457
	$731,615	$864,765

3. Accounts Receivable

Net accounts receivable consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Trade accounts receivable	$516,398	$490,162
Unbilled accounts receivable	194,976	194,961
Gross accounts receivable	711,374	685,123
Allowances for current expected credit losses and other reserves	(5,557)	(5,917)
Accounts receivable, net	$705,817	$679,206

A summary of activity in the accounts receivable allowance for current expected credit losses and other reserves for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	March 31, 2023	March 31, 2022
Beginning balance	$5,917	$1,397
Charges to income from operations	1,397	1,951
Collections from customers previously reserved and other	(1,757)	(69)
Ending balance	$5,557	$3,279

Charges to income from operations primarily represents charges to provision for doubtful accounts for increases in the allowance for current expected credit losses.

4. Incremental Costs to Obtain a Contract with a Customer

Deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Deferred costs included in prepaid expenses and other current assets	$37,226	$37,316
Deferred costs included in other assets	29,870	29,069
Total deferred costs	$67,096	$66,385

Information related to incremental costs to obtain a contract with a customer for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Amortization expense related to deferred costs	$12,175	$15,022
Incremental costs capitalized	12,417	9,484

Amortization expense related to deferred costs is primarily included in sales and marketing expense in the interim condensed consolidated statements of income.

5. Acquired Intangible Assets and Goodwill

Acquired intangible assets that are subject to amortization consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$333,647	$(170,930)	$162,717	$327,848	$(162,323)	$165,525
Customer-related intangible assets	481,965	(251,001)	230,964	480,817	(244,158)	236,659
Non-compete agreements	249	(208)	41	244	(183)	61
Trademarks and trade names	14,650	(7,980)	6,670	14,642	(7,585)	7,057
Acquired license rights	34,810	(2,969)	31,841	34,810	(2,396)	32,414
Total	$865,321	$(433,088)	$432,233	$858,361	$(416,645)	$441,716

Aggregate expense related to amortization of acquired intangible assets for the three months ended March 31, 2023 and 2022 was $15.9 million and $13.6 million, respectively. Based on the Company’s acquired intangible assets as of March 31, 2023, aggregate expense related to amortization of acquired intangible assets is expected to be $48.0 million for the remainder of 2023, and $59.9 million, $62.4 million, $58.0 million and $44.8 million for 2024, 2025, 2026 and 2027, respectively.

The changes in the carrying amount of goodwill for the three months ended March 31, 2023 were as follows (in thousands):

Balance as of January 1, 2023	$2,763,838
Acquisition of StorageOS, Inc.	14,989
Foreign currency translation	3,032
Balance as of March 31, 2023	$2,781,859

The Company tests goodwill for impairment at least annually. Through the date the interim condensed consolidated financial statements were issued, no triggering events had occurred that would indicate that a potential impairment exists.

6. Acquisitions

Acquisition-related costs during the three months ended March 31, 2023 were $2.2 million and are included in general and administrative expense in the interim condensed consolidated statements of income. Pro forma results of operations for the acquisition completed during the three months ended March 31, 2023 have not been presented because the effects of the acquisition were not material to the Company's consolidated financial results. Revenue and earnings of the acquired company since the date of the acquisition that are included in the Company's interim condensed consolidated statements of income are also not presented separately because they are not material.

Neosec

In May 2023, the Company acquired Neosec, Inc. ("Neosec") for approximately $86.7 million, net of cash acquired and subject to post-closing adjustments. Neosec is an API detection and response platform based on data and behavioral analytics. The acquisition is intended to complement the Company's application and API security portfolio by extending its visibility into the rapidly growing API threat landscape. The allocation of the purchase price has not been finalized as of the filing of these interim condensed consolidated financial statements. The Company expects the majority of the purchase price to be allocated to acquired intangible assets and goodwill.

StorageOS

In March 2023, the Company acquired StorageOS, Inc. ("StorageOS"), also known as Ondat, a privately-held cloud-based storage technology provider for $20.6 million in cash. The acquisition of StorageOS's cloud storage technology and its industry-recognized talent is intended to strengthen the Company's cloud computing offerings. Storage is a key component of any cloud computing offering, and this acquisition will help enhance the Company's storage capabilities, allowing us to offer a fundamentally different approach to cloud that integrates core and distributed computing sites with a massively scaled edge network. The Company allocated $15.0 million of the cost of the acquisition to goodwill and $3.5 million to a technology-related identifiable intangible asset with a useful life of 8.8 years. The value of the goodwill is primarily attributable to synergies related to the integration of StorageOS technology onto the Company's platform as well as a trained technical workforce. All of the goodwill related to the acquisition of StorageOS is expected to be deductible for tax purposes. The allocation of the purchase price has not been finalized as of the filing of these interim condensed consolidated financial statements.

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

In accounting for the issuance of the 2027 Notes, the principal less debt issuance costs are recorded as debt on the Company's interim condensed consolidated balance sheet. The debt issuance costs are amortized to interest expense using the effective interest method over the contractual term of the 2027 Notes.

The 2027 Notes consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Principal	$1,150,000	$1,150,000
Less: issuance costs, net of amortization	(8,239)	(8,707)
Net carrying amount	$1,141,761	$1,141,293

The estimated fair value of the 2027 Notes at March 31, 2023 and December 31, 2022 was $1,057.9 million and $1,111.0 million, respectively. The fair value was determined based on the quoted price of the 2027 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $78.30 on March 31, 2023, the value of the 2027 Notes if converted to common stock was less than the principal amount of $1,150.0 million.

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

Note Hedge

To minimize the impact of potential dilution upon conversion of the 2027 Notes, the Company entered into convertible note hedge transactions with respect to its common stock in August 2019. The Company paid $312.2 million for the note hedge transactions. The note hedge transactions cover approximately 9.9 million shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the 2027 Notes, also subject to adjustment, and are exercisable upon conversion of the 2027 Notes. The Company determined that the note hedge meets the definition of a derivative and is classified in stockholders’ equity, as the note hedge is indexed to the Company's common stock, and the Company, at its election, may receive cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock. The Company recorded the purchase of the hedge as a decrease to additional paid-in capital. The Company does not recognize subsequent changes in fair value of the note hedge in its interim condensed consolidated financial statements.

Warrants

Separately, in August 2019, the Company entered into warrant transactions, whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, up to 9.9 million shares of the Company’s common stock at a strike price of approximately $178.74 per share. The Company received aggregate proceeds of $185.2 million from the sale of the warrants. The convertible note hedge and warrant transactions will generally have the effect of increasing the conversion price of the 2027 Notes to approximately $178.74 per share. The Company determined that the warrants meet the definition of a derivative and are classified in stockholders’ equity, as the warrants are indexed to the Company's common stock, and the Company, at its election, may pay or deliver to holders cash or shares of the Company's common stock. The Company recorded the proceeds from issuance of the warrants as an increase to additional paid-in capital. The Company does not recognize subsequent changes in fair value of the warrants in its interim condensed consolidated financial statements.

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

In accounting for the issuance of the 2025 Notes, the principal less debt issuance costs are recorded as debt on the Company's interim condensed consolidated balance sheet. The debt issuance costs are amortized to interest expense using the effective interest method over the contractual term of the 2025 Notes.

The 2025 Notes consisted of the following components as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Principal	$1,150,000	$1,150,000
Less: issuance costs, net of amortization	(5,392)	(6,035)
Net carrying amount	$1,144,608	$1,143,965

The estimated fair value of the 2025 Notes at March 31, 2023 and December 31, 2022 was $1,151.5 million and $1,209.1 million, respectively. The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $78.30 on March 31, 2023, the value of the 2025 Notes if converted to common stock was less than the principal amount of $1,150.0 million.

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

Note Hedge

To minimize the impact of potential dilution upon conversion of the 2025 Notes, the Company entered into convertible note hedge transactions with respect to its common stock in May 2018. The Company paid $261.7 million for the note hedge transactions. The note hedge transactions cover approximately 12.1 million shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the 2025 Notes, also subject to adjustment, and are exercisable upon conversion of the 2025 Notes. The Company determined that the note hedge meets the definition of a derivative and is classified in stockholders’ equity, as the note hedge is indexed to the Company's common stock, and the Company, at its election, may receive cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock. The Company recorded the purchase of the hedge as a decrease to additional paid-in capital. The Company does not recognize subsequent changes in fair value of the note hedge in its interim condensed consolidated financial statements.

Warrants

Separately, in May 2018, the Company entered into warrant transactions, whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, up to 12.1 million shares of the Company’s common stock at a strike price of approximately $149.18 per share. The Company received aggregate proceeds of $119.9 million from the sale of the warrants. The convertible note hedge and warrant transactions will generally have the effect of increasing the conversion price of the 2025 Notes to approximately $149.18 per share. The Company determined that the warrants meet the definition of a derivative and are classified in stockholders’ equity, as the warrants are indexed to the Company's common stock, and the Company, at its election, may pay or deliver to holders cash or shares of the Company's common stock. The Company recorded the proceeds from issuance of the warrants as an increase to additional paid-in capital. The Company does not recognize subsequent changes in fair value of the warrants in its interim condensed consolidated financial statements.

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

The 2022 Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on subsidiary indebtedness, liens and fundamental changes. These covenants are subject to a number of important exceptions and qualifications. The principal financial covenant requires a maximum consolidated leverage ratio. There were no outstanding borrowings under the 2022 Credit Agreement as of March 31, 2023. In April 2023, the Company borrowed $90.0 million under the 2022 Credit Agreement.

Interest Expense

The 2027 Notes bear interest at a fixed rate of 0.375%, with interest payable semi-annually on March 1 and September 1 of each year. The 2025 Notes bear interest at a fixed rate of 0.125%, with interest payable semi-annually on May 1 and November 1 of each year. The Company is also obligated to pay ongoing commitment fees under the terms of its credit agreements, in addition to interest payable on outstanding borrowings. Interest expense included in the interim condensed consolidated statements of income for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Amortization of debt issuance costs	$1,166	$1,168
Coupon interest payable on 2025 Notes	359	359
Coupon interest payable on 2027 Notes	1,078	1,078
Interest payable under the credit agreements	146	139
Capitalization of interest expense	(68)	(49)
Total interest expense	$2,681	$2,695

8. Restructuring

During the first quarter of 2023, management committed to an action to restructure certain parts of the Company to enable it to prioritize investments in the fastest growing areas of the business. As a result, certain headcount reductions were necessary.

The Company incurred expenses of $23.6 million for the three months ended March 31, 2023. The Company does not expect to incur material additional charges related to this action.

The Company launched its FlexBase program in May 2022, which is a flexible workspace arrangement that allows employees to choose to work from their home office, a Company office or a combination of both. This is a significant change to the way employees worked prior to the program, and prior to office shutdowns as part of the COVID-19 pandemic. The Company began to identify certain facilities that were no longer needed in the fourth quarter of 2021. As a result, impairments of right-of-use assets and leasehold improvements were recognized. The Company has incurred $25.9 million of total expenses related to this action, of which $18.5 million was incurred during the three months ended March 31, 2023. As the Company executes its FlexBase program, additional charges related to this action are expected to occur over the next 12 months.

The Company also recognizes restructuring charges for redundant employees, facilities and contracts associated with completed acquisitions.

The Company's accrual for employee severance and related benefits for all restructuring actions during the three months ended March 31, 2023 was as follows (in thousands):

Balance as of January 1, 2023	$541
Costs incurred	23,937
Cash disbursements	(556)
Translation adjustments and other	7
Balance as of March 31, 2023	$23,929

9. Stockholders’ Equity

Share Repurchase Program

Effective January 2022, the board of directors of the Company authorized a $1.8 billion share repurchase program through December 2024. During the three months ended March 31, 2023, the Company repurchased 4.6 million of its common stock for $348.6 million. The Company's goals for the share repurchase program are to offset the dilution created by its employee equity compensation programs over time and provide the flexibility to return capital to stockholders as business and market conditions warrant, while still preserving its ability to pursue other strategic opportunities.

Stock-Based Compensation

Components of total stock-based compensation included in the Company’s interim condensed consolidated statements of income for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Cost of revenue	$9,329	$6,233
Research and development	21,844	20,232
Sales and marketing	13,545	12,326
General and administrative	17,165	17,436
Total stock-based compensation	61,883	56,227
Provision for income taxes	(11,413)	(14,043)
Total stock-based compensation, net of income taxes	$50,470	$42,184

During 2023, the Company redesigned one of its performance-based compensation programs from a cash-based to a stock-based program that vests in one year.

In addition to the amounts of stock-based compensation reported in the table above, the Company’s interim condensed consolidated statements of income for the three months ended March 31, 2023 and 2022 include stock-based compensation reflected as a component of amortization primarily consisting of capitalized internal-use software of $7.5 million and $7.6 million, respectively, before taxes.

10. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the three months ended March 31, 2023 were as follows (in thousands):

	Foreign Currency Translation	Net Unrealized (Losses) Gains on Investments	Total
Balance as of January 1, 2023	$(116,474)	$(23,858)	$(140,332)
Other comprehensive income	11,722	7,449	19,171
Balance as of March 31, 2023	$(104,752)	$(16,409)	$(121,161)

There were no amounts reclassified from accumulated other comprehensive loss to net income for the three months ended March 31, 2023.

11. Revenue from Contracts with Customers

The Company sells its services through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. Revenue by geography included in the Company’s interim condensed consolidated statements of income for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
U.S.	$473,833	$481,007
International	441,865	422,640
Total revenue	$915,698	$903,647

The Company reports its revenue in three solution categories: security, delivery and compute. Security includes solutions that are designed to protect business online by keeping infrastructure, websites, applications and users safe. Delivery includes solutions that are designed to enable business online, including media delivery and web performance. Compute includes cloud computing, edge applications, cloud optimization and storage. Revenue by solution category included in the Company’s interim condensed consolidated statements of income for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Security	$405,552	$381,567
Delivery	394,384	444,148
Compute	115,762	77,932
Total revenue	$915,698	$903,647

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

During the three months ended March 31, 2023 and 2022, the Company recognized $57.5 million and $56.2 million of revenue that was included in deferred revenue as of December 31, 2022 and 2021, respectively.

As of March 31, 2023, the aggregate amount of remaining performance obligations from contracts with customers was $3.3 billion. The Company expects to recognize approximately 70% of its remaining performance obligations as revenue over the next 12 months. The remainder of the balance is expected to be recognized over the next two to three years. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration, such as usage-based contracts with no committed contract, as well as anticipated renewed contracts. Revenue recognized during the three months ended March 31, 2023 and 2022, related to performance obligations satisfied in previous periods was not material.

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

The Company’s effective income tax rate was 23.5% and 12.3% for the three months ended March 31, 2023 and 2022, respectively. The higher effective tax rate for the three months ended March 31, 2023 was primarily due to a decrease in the excess tax benefit related to stock-based compensation, an increase in the valuation allowance recorded against tax credits and foreign net operating loss carryforwards (NOLs) and an increase in the revaluation of certain foreign income tax liabilities due to foreign exchange rate fluctuations.

For the three months ended March 31, 2023, the effective income tax rate was higher than the federal statutory tax rate due to tax on global intangible low taxed income, non-deductible stock-based compensation, a shortfall related to stock-based compensation and an increase in the valuation allowance recorded against tax credits and foreign NOLs. These amounts were partially offset by foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits.

For the three months ended March 31, 2022, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation and the benefit of U.S. federal, state and foreign research and development tax credits. These amounts were partially offset by an intercompany sale of intellectual property, the tax on global intangible low taxed income and non-deductible stock-based compensation.

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

The components used in the computation of basic and diluted net income per share for the three months ended March 31, 2023 and 2022 were as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$97,106	$133,376
Denominator:
Shares used for basic net income per share	155,637	160,494
Effect of dilutive securities:
Stock options	—	1
RSUs and DSUs	498	1,320
Convertible senior notes	—	1,822
Shares used for diluted net income per share	156,135	163,637
Basic net income per share	$0.62	$0.83
Diluted net income per share	$0.62	$0.82

For the three months ended March 31, 2023 and 2022, certain potential outstanding shares from service-based RSUs and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain market- and performance-based RSUs were excluded from the computation of diluted net income per share because the underlying market and performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Service-based RSUs	7,867	2,234
Market- and performance-based RSUs	1,580	1,054
Warrants related to issuance of convertible senior notes	21,991	21,991
Total shares excluded from computation	31,438	25,279

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and notes to our unaudited interim condensed consolidated financial statements included herein contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “could,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “if,” “continues,” “goal,” “likely,” “may,” “will” or similar expressions indicates a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. See “Risk Factors” elsewhere in this quarterly report on Form 10-Q and in our other reports with the Securities and Exchange Commission for a discussion of certain risks associated with our business. We disclaim any obligation to update forward-looking statements as a result of new information, future events or otherwise, including the potential impact of any mergers, acquisitions, divestitures or other events that may be announced after the date hereof.

Our management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which we have prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The preparation of these unaudited interim condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, revenue recognition, accounts receivable and related reserves, valuation and impairment of marketable securities, goodwill and acquired intangible assets, capitalized internal-use software development costs, impairment and useful lives of long-lived assets, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time they are made. Actual results may differ from our estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year-ended December 31, 2022 for further discussion of our critical accounting policies and estimates.

Overview

We provide solutions to power and protect life online through our massively distributed worldwide network of servers, or our Akamai Connected Cloud. The Akamai Connected Cloud is comprised of an edge and cloud architecture for cloud computing, security and content delivery, and central to our financial success. The key factors that influence our financial success are our ability to build on recurring revenue commitments for our security and performance offerings, increase traffic on our network, continue to develop, scale and successfully bring to market our cloud computing platform and compute-to-edge solutions that meet the needs of professional users and enterprises, effectively manage the prices we charge for our solutions, develop new products and appropriately manage our capital spending and other expenses. The purpose of this discussion and analysis section is to provide material information relevant to an assessment of our financial condition and results of operations from management’s perspective, including to describe and explain key trends, events and other factors that impacted our reported results and that are likely to impact our future performance.

Revenue

For most of our solutions, our customers commit to contracts having terms of a year or longer, which allows us to have a consistent and predictable base level of revenue. In addition to a base level of revenue, we are also dependent on delivery customers, and to a lesser extent some security and computing customers, where usage of our solutions is more variable. As a result, our revenue is impacted by the amount of traffic we serve on our network and the usage of cloud computing services, the rate of adoption of gaming, social media and video platform offerings, the timing and variability of customer-specific one-time events and geopolitical, economic and other developments that impact our customers' businesses. Seasonal variations that impact traffic on our network, such as holiday-related activities, can cause revenue fluctuations from quarter-to-quarter. Over the longer term, our ability to expand our product portfolio and to effectively manage the prices we charge for our solutions are key factors impacting our revenue growth.

We have observed the following trends related to our revenue in recent years:

•Increased sales of our security solutions, led by application security solutions and segmentation solutions from our acquisition of Guardicore Ltd., and increased sales of our compute solutions, primarily attributable to our acquisition of Linode Limited Liability Company ("Linode") in early 2022, have made a significant contribution to revenue growth. During the first quarter of 2023, security represented the largest share of revenue with security and compute revenue representing over half of our total revenue. We plan to continue to invest in these areas with a focus on further enhancing our product portfolios and extending our go-to-market capabilities, particularly in certain markets and through our channel partners.

•Traffic on our network continues to grow as compared to prior years, however, the rate of traffic growth is impacted by a number of external factors. Most recently, as we and our customers manage through a time of economic headwinds and uncertainty, we expect traffic growth rates to be impacted. Conversely, our rate of traffic growth increased significantly during the height of the COVID-19 pandemic in 2020 and 2021. These traffic fluctuations may continue to impact our delivery revenue. We expect traffic growth rates to improve for the remainder of 2023 as compared to last year.

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

•Revenue from our international operations has generally been growing at a faster pace in recent years than from our U.S. operations, particularly from new customer acquisition and cross-selling of incremental solutions. Because we publicly report in U.S. dollars, if the dollar strengthens, our reported revenue results will be negatively impacted. Conversely, a weaker dollar would benefit our reported results.

•We have experienced variations in certain types of revenue from quarter-to-quarter. In particular, we typically experience higher revenue in the fourth quarter of each year for some of our solutions as a result of holiday season activity. In addition, we experience quarterly variations in revenue attributable to, among other things, the nature and timing of software and gaming releases by our customers; whether there are large live sporting or other events or situations that impact the amount of media traffic on our network; the timing of large customer contract renewals; and the frequency and timing of purchases of custom solutions or licensed software.

Expenses

Our level of profitability is also impacted by our expenses, including direct costs to support our revenue such as bandwidth and co-location costs, which includes energy to power our network. We have observed the following trends related to our profitability in recent years:

•Network bandwidth costs represent a significant portion of our cost of revenue. Historically, we have been able to mitigate increases in these costs by reducing our network bandwidth costs per unit and investing in internal-use software development to improve the performance and efficiency of our network. We will need to continue to effectively manage our bandwidth costs to maintain or improve current levels of profitability.

•Co-location costs are also a significant portion of our cost of revenue. As we build out our new compute locations to provide us with the ability to scale our platform, we expect to continue to enter into longer term leases that include certain financial commitments in order to achieve more favorable unit economics. The costs of the financial commitments are expensed ratably over the life of the lease, and, as a result, in some cases, we are incurring costs in advance of these compute locations being fully utilized. We continue to improve our internal-use software and remain disciplined in managing our hardware deployments, particularly for our delivery platform, which enables us to use servers more efficiently. With these efficiencies we have been able to minimize the impact of rising energy costs. We expect to continue to scale our network in the future, which will allow us to effectively manage our co-location costs to maintain or improve current levels of profitability.

•Network build-out and supporting service costs represent another significant portion of our cost of revenue. These costs include maintenance and supporting services incurred as we continue to build-out our compute infrastructure and maintain our global network, and costs of third-party cloud providers used for some of our operations. We have seen these costs increase in recent years as a result of our network expansion and increased use of third-party cloud services. As we continue to build out our compute infrastructure, we plan to migrate third-party cloud services to our own cloud solutions, which may reduce our costs over time. We will need to effectively manage our network build-out and supporting costs to improve current levels of profitability.

•Our employees are core to the operations of our business, and payroll and related costs, including stock-based compensation, is one of our largest expenses. It is important to the success of operations that we offer competitive compensation packages. However, we remain disciplined in allocating our resources to support our faster growing security and compute solutions, including maintaining operational efficiencies to mitigate the rising cost of talent. Beginning in 2023, we have redesigned one of our performance-based compensation programs to better align employee incentives with the interests of our stockholders by shifting certain employees from a cash-based program to a stock-based program.

•Depreciation expense related to our network equipment also contributes to our overall expense levels. In recent years we have invested in our network as traffic levels have increased, which increased our capital expenditures and resulting depreciation expense. We plan to continue to make investments in capital expenditures, however, the focus is to further invest in support of our faster growing compute solutions. Due to the software and hardware initiatives we have undertaken to manage our global network more efficiently, the useful lives of our servers have been extended, which will partially offset increased depreciation expense from the build out of our compute infrastructure.

•Growth in our international operations incrementally increases our exposure to foreign currency fluctuations. Because we report in U.S. dollars, if the dollar strengthens, our expenses will be positively impacted. Conversely, a weaker dollar would negatively impact our expenses.

Recent Acquisitions

In March 2023, we acquired StorageOS, Inc., also known as Ondat, and in May 2023, we acquired Neosec, Inc. These acquisitions are expected to be slightly dilutive to our earnings per share.

Global Developments

Global macroeconomic and geopolitical conditions continue to impact our business and revenue growth rates. We, along with our customers, continue to manage through an uncertain period of inflation, growing recessionary concerns, supply chain challenges, uncertain energy supplies, heightened geopolitical tensions, fluctuations in foreign exchange rates and rising interest rates. As a result of the uncertain macroeconomic environment, we have experienced elongated sales cycles with our customers and prospects, and expect to continue to experience elongated sales cycles in 2023. To the extent these macroeconomic conditions continue, we expect that it may continue to adversely affect our business, operations and financial results.

Results of Operations

The following sets forth, as a percentage of revenue, interim condensed consolidated statements of income data for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Revenue	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	39.5	36.8
Research and development	10.0	11.1
Sales and marketing	14.1	13.6
General and administrative	16.0	17.0
Amortization of acquired intangible assets	1.7	1.5
Restructuring charge	4.9	0.9
Total costs and operating expenses	86.2	80.8
Income from operations	13.8	19.2
Interest and marketable securities income (loss), net	0.6	—
Interest expense	(0.3)	(0.3)
Other expense, net	(0.3)	(1.1)
Income before provision for income taxes	13.9	17.8
Provision for income taxes	(3.3)	(2.2)
Loss from equity method investment	—	(0.8)
Net income	10.6%	14.8%

Revenue

Revenue by solution category during the periods presented was as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022	% Change	% Change at Constant Currency
Security	$405,552	$381,567	6.3%	8.9%
Delivery	394,384	444,148	(11.2)	(9.1)
Compute	115,762	77,932	48.5	50.7
Total revenue	$915,698	$903,647	1.3%	3.6%

During the three-month period ended March 31, 2023, the increase in our revenue as compared to the same period in 2022 was primarily the result of continued growth in sales of our security solutions, in addition to the acquisition of Linode in March 2022 driving growth in compute solutions. These increases were partially offset due to a decline in revenue from our delivery solutions due to the pricing impact of renewals.

The increase in security solutions revenue for the three-month period ended March 31, 2023, as compared to the same period in 2022, was due to growth in a number of key products in our security solutions portfolio, including our web application firewall and segmentation solutions.

The decrease in delivery solutions revenue for the three-month period ended March 31, 2023, as compared to the same period in 2022, was due to a reduction in the traffic growth rate, particularly among our largest customers, which we believe was attributed to macroeconomic challenges our customers are experiencing and the pricing impact of renewals.

The increase in compute solutions revenue for the three-month period ended March 31, 2023, as compared to the same period in 2022, was primarily due to our acquisition of Linode in the March 2022.

Revenue derived in the U.S. and internationally during the periods presented was as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022	% Change	% Change at Constant Currency
U.S.	$473,833	$481,007	(1.4)%	(1.4)%
International	441,865	422,640	4.5	9.4
Total revenue	$915,698	$903,647	1.3%	3.6%

For the three-month period ended March 31, 2023, approximately 48.3% of our revenue was derived from our operations located outside the U.S., compared to 46.8% for the three-month period ended March 31, 2022. We have generally seen revenue growth across all our international regions. No single country outside the U.S. accounted for 10% or more of revenue during either of these periods. Changes in foreign currency exchange rates impacted our revenue by an unfavorable $20.8 million during the three-month period ended March 31, 2023, as compared to the same period in 2022.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2023	2022	% Change
Bandwidth fees	$55,716	$51,082	9.1%
Co-location fees	56,919	48,498	17.4
Network build-out and supporting services	53,781	42,919	25.3
Payroll and related costs	81,197	74,481	9.0
Acquisition-related costs	1,461	175	734.9
Stock-based compensation, including amortization of prior capitalized amounts	16,477	13,458	22.4
Depreciation of network equipment	52,176	61,386	(15.0)
Amortization of internal-use software	43,589	40,753	7.0
Total cost of revenue	$361,316	$332,752	8.6%
As a percentage of revenue	39.5%	36.8%

The increase in cost of revenue for the three-month period ended March 31, 2023, as compared to the same period in 2022, was primarily due to:

•network build-out and supporting services, particularly related to increased supporting services for third-party cloud applications use for some of our operations;
•co-location fees as a result of investment in the Akamai Connected Cloud, particularly as we build-out our compute infrastructure; and
•payroll and related costs as a result of increased headcount from 2022 hiring, and from our acquisition of Linode, to support our network.

These increases were partially offset by lower depreciation expense of network equipment due to software and hardware initiatives we have implemented to manage our global network more efficiently. We increased the expected average useful life of our servers from five to six years effective January 1, 2023, which resulted in a reduction to depreciation expense of $16.7 million for the three months ended March 31, 2023.

During the remainder of 2023, we expect our cost of revenue to increase as compared to 2022, in particular co-location costs, due to investments in our network to support the continued growth of our compute solutions. Additionally, stock-based compensation will increase in 2023 due to the expected achievement of our performance-based compensation plans and the shift in one of our programs from cash-based to stock-based. We plan to continue to focus our efforts on managing our operating margins, including our bandwidth and network build-out costs. In particular, we are taking steps to shift workloads to our own cloud solutions, which we expect will reduce third-party cloud application expense.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2023	2022	% Change
Payroll and related costs	$124,633	$122,248	2.0%
Stock-based compensation	21,844	20,232	8.0
Capitalized salaries and related costs	(61,755)	(48,670)	26.9
Acquisition-related costs	(31)	76	(140.8)
Other expenses	7,172	6,049	18.6
Total research and development	$91,863	$99,935	(8.1)%
As a percentage of revenue	10.0%	11.1%

The decrease in research and development expenses during the three-month period ended March 31, 2023, as compared to the same period in 2022, was primarily due to increased capitalized salaries and related costs as we focused resources to work on development activities related to our platform.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three-month periods ended March 31, 2023 and 2022, we capitalized $13.2 million and $7.2 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, ranging from two to seven years based on the software developed and its expected useful life.

During the remainder of 2023, we expect our research and development costs to increase to support the continued growth of our compute and security solutions. Additionally, stock-based compensation will increase in 2023 due to the expected achievement of our performance-based compensation plans and the shift in one of our programs from cash-based to stock-based.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2023	2022	% Change
Payroll and related costs	$95,126	$94,861	0.3%
Stock-based compensation	13,545	12,326	9.9
Marketing programs and related costs	13,840	11,558	19.7
Acquisition-related costs	635	76	735.5
Other expenses	5,961	3,898	52.9
Total sales and marketing	$129,107	$122,719	5.2%
As a percentage of revenue	14.1%	13.6%

The increase in sales and marketing expenses during the three-month period ended March 31, 2023, as compared to the same period in 2022, was due to increased marketing programs and related costs due to increased marketing and advertising spend in anticipation of upcoming events and increased travel expenses such as airfare, lodging and other costs related to in-person customer events and meetings.

During the remainder of 2023, we expect our sales and marketing expenses to increase as compared to 2022, due to our continued investment in go-to-market efforts. However, we plan to continue to carefully manage costs in an effort to improve our operating margins.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2023	2022	% Change
Payroll and related costs	$57,690	$53,317	8.2%
Stock-based compensation	17,165	17,436	(1.6)
Depreciation and amortization	16,721	19,678	(15.0)
Facilities-related costs	23,989	26,579	(9.7)
(Benefit) provision for doubtful accounts	(83)	1,288	(106.4)
Acquisition-related costs	4,703	10,616	(55.7)
Software and related service costs	13,871	11,024	25.8
Other expenses	12,083	13,324	(9.3)
Total general and administrative	$146,139	$153,262	(4.6)%
As a percentage of revenue	16.0%	17.0%

The decrease in general and administrative expenses for the three-month period ended March 31, 2023, as compared to the same period in 2022, was due to acquisition-related costs related to our acquisition of Linode in the first quarter of 2022 and facilities-related costs as a result of growth in sublease income from the execution of our FlexBase strategy.

These decreases were partially offset by increased payroll and related costs as a result of headcount growth and increased software-related costs to support our operations.

General and administrative expenses for the three-month periods ended March 31, 2023 and 2022 are broken out by category as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022	% Change
Global functions	$56,950	$56,131	1.5%
As a percentage of revenue	6.2%	6.2%
Infrastructure	84,569	85,199	(0.7)
As a percentage of revenue	9.2%	9.4%
Other	4,620	11,932	(61.3)
Total general and administrative	$146,139	$153,262	(4.6)%
As a percentage of revenue	16.0%	17.0%

Global functions expense includes payroll, stock-based compensation and other employee-related costs for administrative functions, including finance, purchasing, order entry, human resources, legal, information technology and executive personnel, as well as third-party professional service fees. Infrastructure expense includes payroll, stock-based compensation and other employee-related costs for our network infrastructure functions, as well as facility rent expense, depreciation and amortization of facility- and IT-related assets, software and related service costs, business insurance and taxes. Our network infrastructure function is responsible for network planning, sourcing, architecture evaluation and platform security. Other expense includes acquisition-related costs, provision for doubtful accounts and legal settlements.

During the remainder of 2023, we expect our general and administrative expenses to increase as compared to 2022 as a result of payroll and related costs due to headcount growth and annual merit increases. Additionally, we expect stock-based compensation to increase due to the expected achievement of our performance-based compensation plans and the shift in one of our programs from cash-based to stock-based. We expect these increases to be partially offset by a decrease in facility-related costs from reduced real estate expenses from our FlexBase program.

Amortization of Acquired Intangible Assets

	For the Three Months Ended March 31,
(in thousands)	2023	2022	% Change
Amortization of acquired intangible assets	$15,912	$13,644	16.6%
As a percentage of revenue	1.7%	1.5%

The increase in amortization of acquired intangible assets for the three-month period ended March 31, 2023, as compared to the same period in 2022, was the result of amortization of acquired intangible assets related to our recent acquisitions. Based on acquired intangible assets at March 31, 2023, we expect amortization of acquired intangible assets to be approximately $48.0 million for the remainder of 2023, and $59.9 million, $62.4 million, $58.0 million and $44.8 million for 2024, 2025, 2026 and 2027, respectively. We expect amortization expense to increase in future periods as a result of our acquisition of Neosec, which closed in May 2023.

Restructuring Charge

	For the Three Months Ended March 31,
(in thousands)	2023	2022	% Change
Restructuring charge	$44,723	$8,016	457.9%
As a percentage of revenue	4.9%	0.9%

The restructuring charge for the three-month period ended March 31, 2023 was primarily the result of management's commitment to an action to restructure certain parts of the company to enable the prioritization of investments in the fastest growing areas of the business. The restructuring charge for this action includes severance and related expenses for certain headcount reductions. We do not expect to incur material additional charges related to this action.

In addition, in connection with our FlexBase program, we identified certain facilities that were no longer needed, resulting in impairments of right-of-use-assets and leasehold improvements. We are continuing to evaluate our facility footprint, including our plans and ability to sublease space, but we do not currently believe such charges will materially impact our financial condition or results of operation.

The restructuring charge for the three-month period ended March 31, 2022 was related to software impairment charges related to the suspension of Global Open Network, Inc., or GO-NET. We do not expect to incur any additional restructuring charges related to this action.

Non-Operating Income (Expense)

	For the Three Months Ended March 31,
(in thousands)	2023	2022	% Change
Interest and marketable securities income (loss), net	$5,292	$(211)	(2,608.1)%
As a percentage of revenue	0.6%	—%
Interest expense	$(2,681)	$(2,695)	(0.5)%
As a percentage of revenue	(0.3)%	(0.3)%
Other expense, net	$(2,363)	$(9,565)	(75.3)%
As a percentage of revenue	(0.3)%	(1.1)%

Interest and marketable securities income (loss), net consists of interest earned on invested cash and marketable securities balances and income and losses on mutual funds that are associated with our employee non-qualified deferred compensation plan. The increase for the three-month period ended March 31, 2023, as compared to the same period in 2022, was due to increased gains associated with the non-qualified deferred compensation plan and higher interest earned on invested cash balances and marketable securities as a result of increased interest rates.

Interest expense is related to our debt transactions, which are described in Note 7 to the interim condensed consolidated financial statements.

Other expense, net primarily represents net foreign exchange gains and losses mainly due to foreign exchange rate fluctuations on intercompany transactions and other non-operating expense and income items as well as gains and losses on equity investments. The decrease in other expense, net for the three-month period ended March 31, 2023, as compared to the same period in 2022, was primarily due to an $8.9 million impairment from an equity investment during the three-month period ended March 31, 2022, partially offset by an unfavorable impact of changes in foreign currency exchange rates.

Provision for Income Taxes

	For the Three Months Ended March 31,
(in thousands)	2023	2022	% Change
Provision for income taxes	$(29,780)	$(19,837)	50.1%
As a percentage of revenue	(3.3)%	(2.2)%
Effective income tax rate	(23.5)%	(12.3)%

For the three-month period ended March 31, 2023, as compared to the same period in 2022, our provision for income taxes increased due to a decrease in the excess tax benefit related to stock-based compensation, an increase in the valuation allowance recorded against tax credits and foreign NOLs and a decrease in the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by a decrease in profitability, a decrease in intercompany sales of intellectual property and an increase in foreign income taxed at lower rates.

For the three-month period ended March 31, 2023, our effective income tax rate was higher than the federal statutory tax rate due to tax on global intangible low taxed income, non-deductible stock-based compensation, a shortfall related to stock-based compensation and an increase to the valuation allowance recorded against tax credits and foreign NOLs. These amounts were partially offset by foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits.

For the three-month period ended March 31, 2022, our effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by an intercompany sale of intellectual property, the tax on global intangible low taxed income and non-deductible stock-based compensation.

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

Loss from Equity Method Investment

	For the Three Months Ended March 31,
(in thousands)	2023	2022	% Change
Loss from equity method investment	$—	$(7,635)	(100.0)%
As a percentage of revenue	—%	(0.8)%

The amounts reflected in loss from equity method investment relate to recognition of our share of losses from our investment with Mitsubishi UFJ Financial Group ("MUFG") in a joint venture, GO-NET. GO-NET intended to operate a blockchain-based online payment network. In February 2022, MUFG, the majority owner of GO-NET, announced it was preparing to suspend the operations of GO-NET and to ultimately liquidate it. The loss from equity method investment for the three-month period ended March 31, 2022 was the result of our impairment of our investment in GO-NET in the first quarter of 2022 since the operations will no longer generate future cash flows. We do not expect additional material impacts related to this investment.

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

•Amortization of debt issuance costs and amortization of capitalized interest expense – In August 2019, we issued $1,150 million of convertible senior notes due 2027 with a coupon interest rate of 0.375%. In May 2018, we issued $1,150 million of convertible senior notes due 2025 with a coupon interest rate of 0.125%. The issuance costs of the convertible senior notes are amortized to interest expense and are excluded from our non-GAAP results because management believes the non-cash amortization expense is not representative of ongoing operating performance.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2023	2022 (1)
Income from operations	$126,638	$173,319
Amortization of acquired intangible assets	15,912	13,644
Stock-based compensation	61,883	56,227
Amortization of capitalized stock-based compensation and capitalized interest expense	7,913	7,947
Restructuring charge	44,723	8,016
Acquisition-related costs	6,768	10,943
Non-GAAP income from operations	$263,837	$270,096

GAAP operating margin	13.8%	19.2%
Non-GAAP operating margin	28.8%	29.9%

(1) Net income and income tax effect of above non-GAAP adjustments and certain discrete tax items for the three months ended March 31, 2022 have been revised to reflect the correction of an error of provision for income taxes related to an intercompany sale of intellectual property that occurred in 2022.

The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2023	2022 (1)
Net income	$97,106	$133,376
Amortization of acquired intangible assets	15,912	13,644
Stock-based compensation	61,883	56,227
Amortization of capitalized stock-based compensation and capitalized interest expense	7,913	7,947
Restructuring charge	44,723	8,016
Acquisition-related costs	6,768	10,943
Amortization of debt issuance costs	1,098	1,119
(Gain) loss on investments	(174)	8,901
Loss from equity method investment	—	7,635
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(16,915)	(23,013)
Non-GAAP net income	$218,314	$224,795

(1) Net income and income tax effect of above non-GAAP adjustments and certain discrete tax items for the three months ended March 31, 2022 have been revised to reflect the correction of an error of provision for income taxes related to an intercompany sale of intellectual property that occurred in 2022.

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended March 31,
	2023	2022 (1)
GAAP net income per diluted share	$0.62	$0.82
Amortization of acquired intangible assets	0.10	0.08
Stock-based compensation	0.40	0.34
Amortization of capitalized stock-based compensation and capitalized interest expense	0.05	0.05
Restructuring charge	0.29	0.05
Acquisition-related costs	0.04	0.07
Amortization of debt issuance costs	0.01	0.01
(Gain) loss on investments	—	0.05
Loss from equity method investment	—	0.05
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.11)	(0.14)
Adjustment for shares (2)	—	0.02
Non-GAAP net income per diluted share (3)	$1.40	$1.39

Shares used in GAAP per diluted share calculations	156,135	163,637
Impact of benefit from note hedge transactions (2)	—	(1,822)
Shares used in non-GAAP per diluted share calculations (2)	156,135	161,815

(1) Net income and income tax effect of above non-GAAP adjustments and certain discrete tax items for the three months ended March 31, 2022 have been revised to reflect the correction of an error of provision for income taxes related to an intercompany sale of intellectual property that occurred in 2022.
(2) Shares used in non-GAAP per diluted share calculations have been adjusted for the three-months ended March 31, 2022 for the benefit of our note hedge transactions. During this period, our average stock price was in excess of $95.10, which is the initial conversion price of our convertible senior notes due in 2025. See further definition below.
(3) Amounts may not foot due to rounding.

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

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Net income	$97,106	$133,376
Interest and marketable securities (income) loss, net	(5,292)	211
Provision for income taxes	29,780	19,837
Depreciation and amortization	111,887	121,188
Amortization of capitalized stock-based compensation and capitalized interest expense	7,913	7,947
Amortization of acquired intangible assets	15,912	13,644
Stock-based compensation	61,883	56,227
Restructuring charge	44,723	8,016
Acquisition-related costs	6,768	10,943
Interest expense	2,681	2,695
(Gain) loss on investments	(174)	8,901
Loss from equity method investment	—	7,635
Other expense, net	2,537	664
Adjusted EBITDA	$375,724	$391,284

Net income margin	10.6%	14.8%
Adjusted EBITDA margin	41.0%	43.3%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of March 31, 2023, our cash, cash equivalents and marketable securities, which primarily consisted of commercial paper, corporate bonds and U.S. government agency obligations, totaled $1.1 billion. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy is also designed to limit the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of March 31, 2023, we had cash and cash equivalents of $220.2 million held in accounts outside the U.S. The U.S. Tax Cuts and Jobs Act establishes a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact. As a result, our liquidity is not expected to be materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Net income	$97,106	$133,376
Non-cash reconciling items included in net income	224,791	201,283
Changes in operating assets and liabilities	(88,398)	(112,208)
Net cash provided by operating activities	$233,499	$222,451

The increase in cash provided by operating activities for the three-month period ended March 31, 2023, as compared to the same period in 2022, was primarily due to lower annual bonus payouts in the first quarter of 2023 due to lower attainment and an increase in collections from customers. These increases were partially offset by lower profitability and higher income tax payments.

Cash Used in Investing Activities

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Cash paid for acquisitions, net of cash acquired	$(20,070)	$(872,099)
Purchases of property and equipment and capitalization of internal-use software development costs	(222,245)	(131,359)
Net marketable securities activity	142,695	691,802
Other, net	(20,268)	(5,242)
Net cash used in investing activities	$(119,888)	$(316,898)

The decrease in cash used in investing activities during the three-month period ended March 31, 2023, as compared to the same period in 2022, was driven by cash paid for the acquisition of Linode in March 2022, which was partially offset by net marketable securities activity as we sold marketable securities during the three-month period ended March 31, 2022 to fund the acquisition. These decreases were partially offset by an increase in purchases of property and equipment related to our compute infrastructure build-out.

Cash Used in Financing Activities

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Net proceeds from borrowings and repayments under revolving credit facility	$—	$75,000
Activity related to stock-based compensation	(8,637)	(32,878)
Repurchases of common stock	(348,600)	(102,853)
Other, net	(52)	(104)
Net cash used in financing activities	$(357,289)	$(60,835)

The increase in cash used in financing activities during the three-month period ended March 31, 2023, as compared to the same period in 2022, was primarily the result of increases in share repurchases. Effective January 2022, our board of directors authorized a new $1.8 billion share repurchase program through December 2024. As of March 31, 2023, $0.8 billion remained available for future share repurchases under this authorization. Our goal for the share repurchase program is to offset the dilution created by our employee equity compensation programs over time and provide the flexibility to return capital to stockholders as business and market conditions warrant, while still preserving our ability to pursue other strategic opportunities.

During the three-month period ended March 31, 2023, we repurchased 4.6 million shares of common stock at a weighted average price of $76.52 per share for an aggregate of $348.6 million. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

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

The terms of the notes and hedge transactions are discussed more fully in Note 7 to the interim condensed consolidated financial statements.

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

The 2022 Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on subsidiary indebtedness, liens and fundamental changes. These covenants are subject to a number of important exceptions and qualifications. The principal financial covenant requires a maximum consolidated leverage ratio. The 2022 Credit Facility expires, and any amounts outstanding thereunder will become due and payable, in November 2027, subject to up to two one-year extensions at our request and with the consent of the lenders party thereto. As of March 31, 2023, we had no outstanding borrowings under the 2022 Credit Agreement. In April 2023, we borrowed $90.0 million under the 2022 Credit Agreement.

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

Contractual Obligations

Our principal commitments consist of service agreements with various vendors for bandwidth usage, obligations under leases with co-location facilities for data center capacity, obligations under leases for office space and open vendor purchase orders. Our minimum commitments related to bandwidth usage and co-location leases may vary from period to period depending on the timing and length of contract renewals with our vendors, and on our plans for network expansion, including our expansion plans related to our compute business. As of March 31, 2023, there have been no significant changes in our future non-cancelable minimum payments under these commitments from those reported in our annual report on Form 10-K for the year ended December 31, 2022, other than normal period-to-period variations and increases to our co-location commitments related to our expansions plans for our compute business.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, stockholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third-party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 13 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2022 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended March 31, 2023 was determined to be immaterial.

As of March 31, 2023, we did not have any additional material off-balance sheet arrangements.

Significant Accounting Policies and Estimates

See Note 1 to the interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for information regarding significant accounting policy updates, including our expected average useful life increase of our servers. See also Note 2 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2022. Other than the expected average useful life change of our servers, there have been no material changes to our significant accounting policies and estimates from those reported in our annual report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    Our portfolio of cash equivalents and short- and long-term investments is maintained in a variety of securities, including U.S. government agency obligations, commercial paper and high-quality corporate bonds. The majority of our investments are classified as available-for-sale securities and carried at fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes. If market interest rates were to increase by 100 basis points from March 31, 2023 levels, the fair value of our available-for-sale portfolio would decline by approximately $7.2 million.

In August 2019, we issued $1,150.0 million aggregate principal amount of 0.375% convertible senior notes due 2027. In May 2018, we issued $1,150.0 million aggregate principal amount of 0.125% convertible senior notes due 2025. These notes have a fixed annual interest rate, so they do not give rise to financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the notes at face value less an unamortized discount on our interim condensed consolidated balance sheet, and we present the fair value for required disclosure purposes only.

Our exposure to risk for changes in interest rates relates primarily to any borrowings under our 2022 Credit Agreement, which has a variable rate of interest. There were no outstanding borrowings under the 2022 Credit Agreement as of March 31, 2023.

Foreign Currency Risk

Growth in our international operations will incrementally increase our exposure to foreign currency fluctuations as well as other risks typical of international operations that could impact our business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Due to the strengthening U.S. dollar, our revenue results have been negatively impacted. The strengthening U.S. dollar has the opposite effect on expenses that are denominated in foreign currencies, but only partially offsets the impact to our revenue. A hypothetical 10% strengthening or weakening in the value of the U.S. dollar relative to the foreign currencies in which our revenues and expenses are denominated would not result in a material impact to our interim condensed consolidated financial statements.

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than functional currencies result in gains and losses that are reflected in our interim condensed consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our interim condensed consolidated statements of income within other expense, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the three months ended March 31, 2023. We do not enter into derivative financial instruments for trading or speculative purposes.

Translation Exposure

To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased revenue and operating expenses. Conversely, our revenue and operating expenses will decrease when the U.S. dollar strengthens against foreign currencies.

Foreign exchange rate fluctuations may also adversely impact our consolidated financial condition as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our interim condensed consolidated balance sheet. These gains or losses are recorded as a component of accumulated other comprehensive loss within stockholders' equity.

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of March 31, 2023 and December 31, 2022, there was one customer with an accounts receivable balance greater than 10% of our accounts receivable. We believe that at March 31, 2023, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial

Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting as described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

A material weakness in internal control over financial reporting related to income taxes was identified in the Company’s internal control over financial reporting as of December 31, 2022, which continues to exist as of March 31, 2023. Specifically, the Company did not design and maintain effective controls over the adoption and application of new accounting standards related to income taxes.

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

Remediation Plan for the Material Weakness

The Company’s management, under the oversight of the Audit Committee, is in the process of designing and implementing changes in processes and controls to remediate the material weakness. We have taken steps to enhance the design and precision of our process for evaluating the adoption and application of new accounting standards in the area of income taxes. Our enhanced design includes the involvement of external tax advisors, as applicable.

The material weakness will not be considered remediated until management completes its remediation plan and the enhanced control operates for a sufficient period of time and management has concluded, through testing, that the related control is effective. The Company will monitor the effectiveness of its remediation plan and will refine its remediation plan as appropriate.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We operate globally and as a result, our business, revenues and profitability are impacted by global macroeconomic conditions. The success of our activities is affected by general economic and market conditions, including, among others, inflation, interest rates, tax rates, economic uncertainty, political instability, warfare, changes in laws, trade barriers, the actual or perceived failure or financial difficulties of additional financial institutions, reduced consumer confidence and spending and economic and trade sanctions. The U.S. capital markets experienced and continue to experience extreme volatility and disruption following the global outbreak of COVID-19 in 2020 and the Russian invasion of Ukraine in 2022. Furthermore, inflation rates in the U.S. have recently increased to levels not seen in decades. Such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. These unfavorable economic conditions could increase our operating costs, which could negatively impact our profitability. Geopolitical destabilization and warfare have impacted and could continue to impact global currency exchange rates, resources from our suppliers, and ability to operate or grow our business. For example, as a result of the recent uncertain macroeconomic environment, we have experienced elongated sales cycles with our customers and prospects and customers are delaying purchases of our solutions.

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

The process of developing new solutions and product enhancements is complex, lengthy and uncertain and has become increasingly complex due to the sophistication and the addressing of our customers’ needs. The development timetable to commercial release is uncertain and we must commit significant resources to developing new services or features without knowing whether our investments will result in solutions the market will accept, and we may choose to invest in business areas for which a viable market for our products does not ultimately develop. For example, with the acquisition of Linode, we are focused on investing in our suite of cloud computing products. We have invested significant resources toward integrating Linode into our edge platform, including connecting Linode’s existing locations into our private backbone, working on expanding the capacity of these facilities and adding additional sites. Success in these efforts is not guaranteed and will largely depend on our ability to create products that are competitive in the enterprise market, source additional co-location facilities and manage an uncertain supply chain for server related hardware. In addition, we have also experienced, and may in the future experience, delays in developing and releasing new products and product enhancements. This could cause our expenses to grow more rapidly than our revenue.

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
Our business relies on our data systems, traffic measurement systems, billing systems, ordering processes and other operational and financial reporting and control systems. We also rely on third-party software for certain essential operational services and a failure or disruption in these services could materially and adversely affect our ability to manage our business effectively. All of these systems have become increasingly complex due to the complexity of our business, use of third-party software and services, acquisitions of new businesses with different systems, and increased regulation over controls and procedures. As a result, these systems could generate errors that impact traffic measurement or invoicing, revenue recognition and financial forecasting or other parts of our business. We will need to continue to upgrade and improve our data systems, traffic measurement systems, billing systems, ordering processes and other operational and financial systems, procedures and controls. These upgrades and improvements may be difficult and costly. In addition, we could face strains on, or failures of, our internal IT systems if governmental restrictions due to health or other emergencies limit the ability of our command center personnel to work in our physical locations. If we are unable to adapt our systems and organization in a timely, efficient and cost-effective manner to accommodate changing circumstances, our business may be adversely affected.

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

Any actual, alleged or perceived breach of network security in our systems or networks, or any other actual, alleged or perceived data security incident we, our customers or our third-party suppliers suffer, can result in damage to our reputation; negative publicity; loss of channel partners, customers and sales; loss of competitive advantages; increased costs to remedy any problems and otherwise respond to any incident; regulatory investigations and enforcement actions; costly litigation; and other liabilities. With the acquisition of Linode, we are adapting procedures for mitigating harms that may arise from abuse of our compute products. If we fail to mitigate these or if there is a significant cybersecurity event using our compute products or our compute products are perceived to be less reliable than our competitors, it could result in loss of customers and reputational damage. In addition, we may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security breaches and other security incidents, as well as the costs to comply with any notification obligations resulting from any security incidents. Any of these negative outcomes could adversely impact the market perception of our solutions and customer and investor confidence in our company and otherwise seriously harm our business and operating results.

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

The Akamai Connected Cloud relies on hardware equipment, including hundreds of thousands of servers deployed around the world. Global supply chain constraints in the wake of the COVID-19 pandemic continue to increase lead times for equipment components, which adds risk to our ability to flex to meet future business needs and expand our global compute presence. Disruptions in our supply chain could prevent us from purchasing needed equipment at attractive prices or at all. For example, from time to time, it has been, and may continue to be, more difficult to purchase equipment that is manufactured in areas that face disruptions to operations due to unrest, trade sanctions or other political activity, public health issues (such as the COVID-19 pandemic), safety issues, natural disasters or general economic conditions. Failure to have adequate equipment, including server equipment, could harm the quality of our services, which could lead to the loss of customers and revenue.

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

On August 16, 2022, President Joseph R. Biden signed into law the Inflation Reduction Act of 2022 (“IRA”). The IRA includes a 15% corporate alternative minimum tax for companies with modified GAAP net income in excess of $1 billion, a 1% excise tax on certain stock repurchases, and numerous environmental and green energy tax credits. Currently, we are not subject to the corporate alternative minimum tax. The impacts of the excise tax on our stock repurchase program was immaterial for the three months ended March 31, 2023.

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments about, among other things, taxes, revenue recognition, stock-based compensation, capitalization of internal-use software development costs, investments, contingent obligations, allowance for current expected credit losses, intangible assets and restructuring charges. These estimates and judgments affect, among other things, the reported amounts of our assets, liabilities, revenue and expenses, the amounts of charges accrued by us, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, actual results may differ materially from our estimates and we may need to, among other things, accrue significant additional charges that could adversely affect our results of operations, which in turn could adversely affect our stock price. Errors in our financial statements have occurred in the past and may occur in the future. For example, see Note 1 for a description of an error identified in January 2023. In addition, new accounting pronouncements and interpretations of accounting pronouncements have occurred and may occur in the future that could adversely affect our reported financial results.

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

As of the date of this report, we had total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2025, and we had total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2027. We also entered into a credit facility in November 2022 that provides for an initial $500.0 million revolving credit facility, and under specified circumstances, the credit facility can be increased to up to $1 billion in aggregate principal amount. As of March 31, 2023, there were no outstanding borrowings under the credit facility. Our ability to repay any amounts we borrow under our credit facility, refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the applicable indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through future borrowing under the credit facility or the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. If we do not have sufficient cash upon conversion of the notes or to repurchase the notes following a fundamental change, we would be in default under the terms of the notes, which could seriously harm our business. Although the terms of our credit facility include certain financial ratios that potentially limit our future indebtedness, the terms of the notes do not. If we incur significantly more debt, this could intensify the risks described above. In addition, if we are unable to obtain financing to fund additional capital expenditures, acquisitions, and general corporate and other purposes on reasonable terms, or at all, then our business, operations and financial condition may be harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the first quarter of 2023 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (4)
January 1, 2023 – January 31, 2023	444,296	$87.25	444,296	$1,153,226
February 1, 2023 – February 28, 2023	530,267	82.71	530,267	1,109,366
March 1, 2023 – March 31, 2023	3,580,978	74.27	3,580,978	843,390
Total	4,555,541	$76.52	4,555,541

(1)Information is based on settlement dates of repurchase transactions.
(2)Consists of shares of our common stock, par value $0.01 per share.
(3)Includes commissions paid, but excludes any estimated excise taxes payable on share repurchases.
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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

May 9, 2023	By:	/s/ Edward McGowan
Edward McGowan
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)