Form 10-Q
period 2023-06-30
AKAMAI TECHNOLOGIES INC
filed 2023-08-08
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of August 4, 2023: 151,713,297

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data) (unaudited)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$298,612	$542,337
Marketable securities	491,947	562,979
Accounts receivable, net of reserves of $8,038 and $5,917 at June 30, 2023, and December 31, 2022, respectively	698,445	679,206
Prepaid expenses and other current assets	229,468	185,040
Total current assets	1,718,472	1,969,562
Marketable securities	249,211	320,531
Property and equipment, net	1,746,081	1,540,182
Operating lease right-of-use assets	884,687	813,372
Acquired intangible assets, net	437,257	441,716
Goodwill	2,848,467	2,763,838
Deferred income tax assets	337,034	337,677
Other assets	124,756	116,522
Total assets	$8,345,965	$8,303,400

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(in thousands, except share data) (unaudited)	June 30, 2023	December 31, 2022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$194,493	$145,420
Accrued expenses	269,265	367,017
Deferred revenue	138,608	105,109
Revolving credit facility	20,000	—
Operating lease liabilities	217,224	196,094
Other current liabilities	21,184	5,228
Total current liabilities	860,774	818,868
Deferred revenue	27,149	22,117
Deferred income tax liabilities	18,839	18,400
Convertible senior notes	2,287,481	2,285,258
Operating lease liabilities	758,302	693,265
Other liabilities	104,253	105,305
Total liabilities	4,056,798	3,943,213
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 157,982,228 shares issued and 151,790,861 shares outstanding at June 30, 2023, and 156,494,816 shares issued and outstanding at December 31, 2022	1,580	1,565
Additional paid-in capital	2,751,681	2,578,603
Accumulated other comprehensive loss	(119,964)	(140,332)
Treasury stock, at cost, 6,191,367 shares at June 30, 2023, and no shares at December 31, 2022	(490,403)	—
Retained earnings	2,146,273	1,920,351
Total stockholders’ equity	4,289,167	4,360,187
Total liabilities and stockholders’ equity	$8,345,965	$8,303,400

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data) (unaudited)	2023	2022	2023	2022
Revenue	$935,721	$903,332	$1,851,419	$1,806,979
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	373,275	346,649	734,591	679,401
Research and development	99,041	92,070	190,904	192,005
Sales and marketing	136,554	126,665	265,661	249,384
General and administrative	151,811	141,219	297,950	294,481
Amortization of acquired intangible assets	15,898	16,972	31,810	30,616
Restructuring charge	9,357	4,715	54,080	12,731
Total costs and operating expenses	785,936	728,290	1,574,996	1,458,618
Income from operations	149,785	175,042	276,423	348,361
Interest and marketable securities income (loss), net	4,509	(2,331)	9,801	(2,542)
Interest expense	(3,157)	(2,932)	(5,838)	(5,627)
Other (expense) income, net	(1,130)	816	(3,493)	(8,749)
Income before provision for income taxes	150,007	170,595	276,893	331,443
Provision for income taxes	(21,191)	(32,755)	(50,971)	(52,592)
Loss from equity method investment	—	—	—	(7,635)
Net income	$128,816	$137,840	$225,922	$271,216
Net income per share:
Basic	$0.85	$0.86	$1.47	$1.69
Diluted	$0.84	$0.85	$1.46	$1.67
Shares used in per share calculations:
Basic	152,064	160,038	153,850	160,266
Diluted	153,454	161,710	154,795	162,674

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands) (unaudited)	2023	2022	2023	2022
Net income	$128,816	$137,840	$225,922	$271,216
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,076)	(49,278)	10,646	(47,242)
Change in unrealized gain (loss) on available-for-sale investments, net of income tax (provision) benefit of $(732), $567, $(3,131) and $5,515 for the three and six months ended June 30, 2023 and 2022, respectively	2,273	(5,190)	9,722	(26,732)
Other comprehensive income (loss)	1,197	(54,468)	20,368	(73,974)
Comprehensive income	$130,013	$83,372	$246,290	$197,242

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(in thousands) (unaudited)	2023	2022
Cash flows from operating activities:
Net income	$225,922	$271,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	274,582	293,199
Stock-based compensation	149,327	108,109
Provision (benefit) for deferred income taxes	409	(75,980)
Amortization of debt issuance costs	2,196	2,210
(Gain) loss on investments	(201)	15,895
Other non-cash reconciling items, net	38,654	22,643
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(22,778)	(3,947)
Prepaid expenses and other current assets	(18,097)	(38,132)
Accounts payable and accrued expenses	(83,785)	(59,975)
Deferred revenue	37,051	26,178
Other current liabilities	16,145	(5,901)
Other non-current assets and liabilities	(19,615)	8,367
Net cash provided by operating activities	599,810	563,882
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(106,326)	(872,099)
Purchases of property and equipment	(254,005)	(125,220)
Capitalization of internal-use software development costs	(144,529)	(124,306)
Purchases of short- and long-term marketable securities	(134,821)	—
Proceeds from sales of short- and long-term marketable securities	200,568	573,274
Proceeds from maturities and redemptions of short- and long-term marketable securities	91,637	120,433
Other, net	(20,766)	(4,206)
Net cash used in investing activities	(368,242)	(432,124)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	90,000	125,000
Repayment of borrowings under revolving credit facility	(70,000)	(50,000)
Proceeds related to the issuance of common stock under stock plans	31,331	29,145
Employee taxes paid related to net share settlement of stock-based awards	(39,606)	(63,142)
Repurchases of common stock	(485,958)	(267,642)
Other, net	(256)	(104)
Net cash used in financing activities	(474,489)	(226,743)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(710)	(15,260)
Net decrease in cash, cash equivalents and restricted cash	(243,631)	(110,245)
Cash, cash equivalents and restricted cash at beginning of period	543,022	537,751
Cash, cash equivalents and restricted cash at end of period	$299,391	$427,506

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Six Months Ended June 30,
(in thousands) (unaudited)	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds received of $691 and $2,061 for the six months ended June 30, 2023 and 2022, respectively	$100,017	$113,082
Cash paid for interest expense	3,349	2,875
Cash paid for operating lease liabilities	113,698	111,601
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	196,338	78,189
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	104,215	39,075
Capitalization of stock-based compensation	36,505	16,180

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$298,612	$426,710
Restricted cash	779	796
Cash, cash equivalents and restricted cash	$299,391	$427,506

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended June 30, 2023
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2023	152,743,828	$1,573	$2,625,244	$(121,161)	$(351,772)	$2,017,457	$4,171,341
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	283,464	3	(9,909)				(9,906)
Issuance of common stock under employee stock purchase plan	399,395	4	31,265				31,269
Stock-based compensation			105,081				105,081
Repurchases of common stock	(1,635,826)				(138,631)		(138,631)
Net income						128,816	128,816
Foreign currency translation adjustment				(1,076)			(1,076)
Change in unrealized gain on available-for-sale investments, net of tax				2,273			2,273
Balance at June 30, 2023	151,790,861	$1,580	$2,751,681	$(119,964)	$(490,403)	$2,146,273	$4,289,167

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Three Months Ended June 30, 2022
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2022	160,535,769	$1,615	$2,974,529	$(88,611)	$(102,853)	$1,530,055	$4,314,735
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	233,231	2	(9,891)				(9,889)
Issuance of common stock under employee stock purchase plan	335,644	3	29,305				29,308
Stock-based compensation			60,257				60,257
Repurchases of common stock	(1,634,816)				(164,789)		(164,789)
Net income						137,840	137,840
Foreign currency translation adjustment				(49,278)			(49,278)
Change in unrealized loss on available-for-sale investments, net of tax				(5,190)			(5,190)
Balance at June 30, 2022	159,469,828	$1,620	$3,054,200	$(143,079)	$(267,642)	$1,667,895	$4,312,994

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Six Months Ended June 30, 2023
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2023	156,494,816	$1,565	$2,578,603	$(140,332)	$—	$1,920,351	$4,360,187
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,088,017	11	(41,253)				(41,242)
Issuance of common stock under employee stock purchase plan	399,395	4	31,265				31,269
Stock-based compensation			183,066				183,066
Repurchases of common stock	(6,191,367)				(490,403)		(490,403)
Net income						225,922	225,922
Foreign currency translation adjustment				10,646			10,646
Change in unrealized gain on available-for-sale investments, net of tax				9,722			9,722
Balance at June 30, 2023	151,790,861	$1,580	$2,751,681	$(119,964)	$(490,403)	$2,146,273	$4,289,167

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Six Months Ended June 30, 2022
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2022	160,512,111	$1,605	$3,340,822	$(69,105)	$—	$1,256,692	$4,530,014
Cumulative-effect adjustment from adoption of new accounting pronouncement			(375,414)			139,987	(235,427)
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,181,381	12	(64,540)				(64,528)
Issuance of common stock under employee stock purchase plan	335,644	3	29,305				29,308
Stock-based compensation			124,027				124,027
Repurchases of common stock	(2,559,308)				(267,642)		(267,642)
Net income						271,216	271,216
Foreign currency translation adjustment				(47,242)			(47,242)
Change in unrealized loss on available-for-sale investments, net of tax				(26,732)			(26,732)
Balance at June 30, 2022	159,469,828	$1,620	$3,054,200	$(143,079)	$(267,642)	$1,667,895	$4,312,994

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides solutions to power and protect life online. Its massively distributed edge and cloud platform, or Akamai Connected Cloud, comprises more than 4,100 locations across more than 130 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company is currently organized and operates as one reportable and operating segment.

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation in the accompanying interim condensed consolidated financial statements.

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed in, or omitted from, these interim financial statements. Accordingly, the unaudited interim condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 28, 2023. The December 31, 2022 condensed consolidated balance sheet included herein is derived from the Company's audited consolidated financial statements.

The results of operations presented in this quarterly report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for any future periods. In the opinion of management, these unaudited interim condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of the results of all interim periods reported herein. The presentation of certain items in the interim condensed consolidated statements of cash flows has changed for the prior periods to be comparable with the presentation for the quarter ended June 30, 2023. The change had no net impact on the Company's cash flows from operating, investing or financing activities for the prior periods.

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

Changes to the interim condensed consolidated statements of income for the three and six months ended June 30, 2022, as a result of the error, were as follows (in thousands, except per share data):

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

The condensed consolidated statements of comprehensive income, condensed consolidated statements of cash flows and condensed consolidated statements of shareholders' equity for the three and six months ended June 30, 2022, were also revised to reflect the impact to net income as stated in the table above. The benefit for deferred income taxes was also adjusted in the interim condensed consolidated statement of cash flows; however, the error had no net impact on cash flows from operating, investing or financing activities for the six months ended June 30, 2022.

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

The Company has implemented software and hardware initiatives to manage its global network more efficiently and, as a result, the expected average useful life of its servers increased from five years to six years, effective January 1, 2023. These changes decreased depreciation expense by $15.9 million and $32.6 million for the three and six months ended June 30, 2023, respectively, and increased net income by $13.3 million and $27.3 million for the three and six months ended June 30, 2023, respectively, or $0.09 and $0.18 per share, for the three and six months ended June 30, 2023, respectively.

2. Fair Value Measurements

Available-for-sale marketable securities held as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

				Classification on Balance Sheet
	Amortized Cost	Gross Unrealized Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of June 30, 2023
Commercial paper	$973	$(3)	$970	$970	$—
Corporate bonds	493,528	(12,986)	480,542	280,980	199,562
U.S. government agency obligations	243,775	(5,576)	238,199	209,676	28,523
	$738,276	$(18,565)	$719,711	$491,626	$228,085

As of December 31, 2022
Time deposits	$19,530	$—	$19,530	$19,530	$—
Corporate bonds	624,082	(21,029)	603,053	362,458	240,595
U.S. government agency obligations	252,573	(10,391)	242,182	180,320	61,862
	$896,185	$(31,420)	$864,765	$562,308	$302,457

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

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the interim condensed consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest and marketable securities income (loss), net in the interim condensed consolidated statements of income. As of June 30, 2023, the Company held for investment corporate bonds and U.S. government agency obligations with a fair value of $585.8 million, which are classified as available-for-sale marketable securities and have been in a continuous unrealized loss position for more than 12 months. The unrealized losses related to these securities were $17.3 million and are included in accumulated other comprehensive loss as of June 30, 2023.

The unrealized losses are attributable to changes in interest rates. Based on the evaluation of available evidence, the Company does not believe any unrealized losses represent credit losses.

The fair value measurements within the fair value hierarchy of the Company’s financial assets as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
As of June 30, 2023
Cash Equivalents and Marketable Securities:
Money market funds	$2,730	$2,730	$—
Time deposits	25,591	—	25,591
Commercial paper	970	—	970
Corporate bonds	480,542	—	480,542
U.S. government agency obligations	238,199	—	238,199
Mutual funds	21,447	21,447	—
	$769,479	$24,177	$745,302

As of December 31, 2022
Cash Equivalents and Marketable Securities:
Money market funds	$999	$999	$—
Time deposits	285,830	—	285,830
Corporate bonds	603,053	—	603,053
U.S. government agency obligations	242,182	—	242,182
Mutual funds	18,745	18,745	—
	$1,150,809	$19,744	$1,131,065

As of June 30, 2023 and December 31, 2022, the Company grouped money market funds and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of June 30, 2023 and December 31, 2022, the Company grouped time deposits, commercial paper, corporate bonds and U.S. government agency obligations using a Level 2 valuation because quoted prices for similar assets in active markets (or identical assets in an inactive market) are available. The Company did not have any transfers of assets or liabilities between Level 1 or Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2023.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Due in 1 year or less	$491,626	$562,308
Due after 1 year through 5 years	228,085	302,457
	$719,711	$864,765

3. Accounts Receivable

Net accounts receivable consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Trade accounts receivable	$499,844	$490,162
Unbilled accounts receivable	206,639	194,961
Gross accounts receivable	706,483	685,123
Allowances for current expected credit losses and other reserves	(8,038)	(5,917)
Accounts receivable, net	$698,445	$679,206

A summary of activity in the accounts receivable allowance for current expected credit losses and other reserves for the six months ended June 30, 2023 and 2022 was as follows (in thousands):

	June 30, 2023	June 30, 2022
Beginning balance	$5,917	$1,397
Charges to income from operations	6,152	2,968
Collections from customers previously reserved and other	(4,031)	(2,353)
Ending balance	$8,038	$2,012

Charges to income from operations primarily represents charges to provision for doubtful accounts for increases in the allowance for current expected credit losses.

4. Incremental Costs to Obtain a Contract with a Customer

Deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Deferred costs included in prepaid expenses and other current assets	$38,660	$37,316
Deferred costs included in other assets	33,420	29,069
Total deferred costs	$72,080	$66,385

Information related to incremental costs to obtain a contract with a customer for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Amortization expense related to deferred costs	$12,210	$13,150	$24,385	$28,172
Incremental costs capitalized	17,381	11,269	29,798	20,753

Amortization expense related to deferred costs is primarily included in sales and marketing expense in the interim condensed consolidated statements of income.

5. Acquired Intangible Assets and Goodwill

Acquired intangible assets that are subject to amortization consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$354,288	$(179,471)	$174,817	$327,848	$(162,323)	$165,525
Customer-related intangible assets	482,586	(257,717)	224,869	480,817	(244,158)	236,659
Non-compete agreements	248	(228)	20	244	(183)	61
Trademarks and trade names	14,657	(8,375)	6,282	14,642	(7,585)	7,057
Acquired license rights	34,810	(3,541)	31,269	34,810	(2,396)	32,414
Total	$886,589	$(449,332)	$437,257	$858,361	$(416,645)	$441,716

Aggregate expense related to amortization of acquired intangible assets for the three and six months ended June 30, 2023 was $15.9 million and $31.8 million, respectively. Aggregate expense related to amortization of acquired intangible assets for the three and six months ended June 30, 2022 was $17.0 million and $30.6 million, respectively. Based on the Company’s acquired intangible assets as of June 30, 2023, aggregate expense related to amortization of acquired intangible assets is expected to be $32.0 million for the remainder of 2023, and $59.9 million, $62.4 million, $60.8 million and $48.9 million for 2024, 2025, 2026 and 2027, respectively.

The changes in the carrying amount of goodwill for the six months ended June 30, 2023 were as follows (in thousands):

Balance as of January 1, 2023	$2,763,838
Acquisition of StorageOS, Inc.	14,046
Acquisition of Neosec, Inc.	67,006
Foreign currency translation	3,577
Balance as of June 30, 2023	$2,848,467

The Company tests goodwill for impairment at least annually. Through the date the interim condensed consolidated financial statements were issued, no triggering events have occurred that would indicate that a potential impairment exists.

6. Acquisitions

Acquisition-related costs during the three and six months ended June 30, 2023 were $0.3 million and $2.5 million, respectively, and are included in general and administrative expense in the interim condensed consolidated statements of income. Pro forma results of operations for the acquisitions completed during the six months ended June 30, 2023 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company's consolidated financial results. Revenue and earnings of the acquired companies since the dates of the acquisitions are included in the Company's interim condensed consolidated statements of income and are not presented separately because they are not material.

Neosec

In May 2023, the Company acquired all the outstanding equity interests of Neosec, Inc. ("Neosec") for $91.5 million in cash. Neosec is an application programming interface ("API") detection and response platform based on data and behavioral analytics. The acquisition is intended to complement the Company's application and API security portfolio by extending its visibility into the rapidly growing API threat landscape. The Company allocated $67.0 million of the purchase price to goodwill and $19.9 million to identifiable intangible assets, primarily consisting of completed technologies. The total weighted average useful life of the intangible assets acquired from Neosec is 9.7 years. The value of the goodwill can be attributed to a number of business factors, including the expected impact from the ability to interface with the Company's platform. The Company expects that $33.8 million of the goodwill related to the acquisition of Neosec will be deductible for tax purposes as a result of post-acquisition transactions. As of June 30, 2023, the purchase price allocation was substantially complete except for net working capital adjustments and the finalization of certain income tax matters.

StorageOS

In March 2023, the Company acquired all the outstanding equity interests of StorageOS, Inc. ("StorageOS"), also known as Ondat, a cloud-based storage technology provider for $20.6 million in cash. The acquisition of StorageOS's cloud storage technology and its industry-recognized talent is intended to strengthen the Company's cloud computing offerings. Storage is a key component of any cloud computing offering, and this acquisition is expected to enhance the Company's storage capabilities, allowing the Company to offer a fundamentally different approach to cloud that integrates core and distributed computing sites with a massively scaled edge network. The Company allocated $14.0 million of the purchase price to goodwill and $4.5 million to a completed technology identifiable intangible asset with a useful life of 8.8 years. The value of the goodwill is primarily attributable to synergies related to the integration of StorageOS technology onto the Company's platform as well as a trained technical workforce. All of the goodwill related to the acquisition of StorageOS is expected to be deductible for tax purposes as a result of post-acquisition transactions. As of June 30, 2023, the purchase price allocation was substantially complete except for net working capital adjustments and the finalization of certain income tax matters.

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

In accounting for the issuance of the 2027 Notes, the principal less debt issuance costs is recorded as debt on the Company's interim condensed consolidated balance sheets. The debt issuance costs are amortized to interest expense using the effective interest method over the contractual term of the 2027 Notes.

The 2027 Notes consisted of the following components as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Principal	$1,150,000	$1,150,000
Less: issuance costs, net of amortization	(7,770)	(8,707)
Net carrying amount	$1,142,230	$1,141,293

The estimated fair value of the 2027 Notes at June 30, 2023 and December 31, 2022 was $1,118.9 million and $1,111.0 million, respectively. The fair value was determined based on the quoted price of the 2027 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $89.87 on June 30, 2023, the value of the 2027 Notes if converted to common stock was less than the principal amount of $1,150.0 million.

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

In accounting for the issuance of the 2025 Notes, the principal less debt issuance costs is recorded as debt on the Company's interim condensed consolidated balance sheets. The debt issuance costs are amortized to interest expense using the effective interest method over the contractual term of the 2025 Notes.

The 2025 Notes consisted of the following components as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Principal	$1,150,000	$1,150,000
Less: issuance costs, net of amortization	(4,749)	(6,035)
Net carrying amount	$1,145,251	$1,143,965

The estimated fair value of the 2025 Notes at June 30, 2023 and December 31, 2022 was $1,232.2 million and $1,209.1 million, respectively. The fair value was determined based on the quoted price of the 2025 Notes in an inactive market on the last trading day of the reporting period and has been classified as Level 2 within the fair value hierarchy. Based on the closing price of the Company's common stock of $89.87 on June 30, 2023, the value of the 2025 Notes if converted to common stock was less than the principal amount of $1,150.0 million.

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

In November 2022, the Company entered into a $500.0 million five-year, revolving credit agreement (the “2022 Credit Agreement”). The 2022 Credit Agreement replaces the 2018 Credit Agreement. Borrowings under the 2022 Credit Agreement may be used to finance working capital needs and for general corporate purposes. The 2022 Credit Agreement provides for an initial $500.0 million in revolving loans. Under specified circumstances, the facility can be increased to up to $1.0 billion in aggregate principal amount. The 2022 Credit Agreement expires in November 2027, and any amounts outstanding thereunder will become due and payable, subject to up to two one-year extensions at the Company's request and with the consent of the lenders party thereto.

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

The 2022 Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on subsidiary indebtedness, liens and fundamental changes. These covenants are subject to a number of important exceptions and qualifications. The principal financial covenant requires a maximum consolidated leverage ratio. As of June 30, 2023, the Company was in compliance with all covenants. As of June 30, 2023, there were $20.0 million of outstanding borrowings under the 2022 Credit Agreement, which the Company repaid in July 2023.

Interest Expense

The 2027 Notes bear interest at a fixed rate of 0.375%, with interest payable semi-annually on March 1 and September 1 of each year. The 2025 Notes bear interest at a fixed rate of 0.125%, with interest payable semi-annually on May 1 and November 1 of each year. The Company is also obligated to pay ongoing commitment fees under the terms of its credit agreements, in addition to interest payable on outstanding borrowings. Interest expense included in the interim condensed consolidated statements of income for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Amortization of debt issuance costs	$1,167	$1,169	$2,333	$2,337
Coupon interest payable on 2025 Notes	359	359	718	718
Coupon interest payable on 2027 Notes	1,078	1,078	2,156	2,156
Interest payable under the credit agreements	622	404	768	543
Capitalization of interest expense	(69)	(78)	(137)	(127)
Total interest expense	$3,157	$2,932	$5,838	$5,627

8. Restructuring

During the first quarter of 2023, management committed to an action to restructure certain parts of the Company to enable it to prioritize investments in the fastest growing areas of the business. As a result, certain headcount reductions were necessary. The Company has incurred $20.5 million related to this action during the six months ended June 30, 2023. The Company does not expect to incur material additional charges related to this action.

The Company launched its FlexBase program in May 2022, which is a flexible workspace arrangement that allows employees to choose to work from their home office, a Company office or a combination of both, which is a significant change to the way employees worked prior to the program. The Company began to identify certain facilities that were no longer needed in the fourth quarter of 2021. As a result, impairments of right-of-use assets and leasehold improvements were recognized. The Company has incurred $32.8 million of restructuring charges related to this action, of which $6.8 million and $25.4 million was incurred during the three and six months ended June 30, 2023, respectively, and $3.1 million was incurred during the six months ended June 30, 2022. As the Company continues to execute its FlexBase program, additional charges related to this action are expected to occur into early 2024.

The Company also recognizes restructuring charges for redundant employees, facilities and contracts associated with completed acquisitions.

The changes in the Company's accrual for employee severance and related benefits for all restructuring actions for the six months ended June 30, 2023 were as follows (in thousands):

Balance as of January 1, 2023	$541
Costs incurred	20,953
Cash disbursements	(5,583)
Translation adjustments and other	6
Balance as of June 30, 2023	$15,917

9. Stockholders’ Equity

Share Repurchase Program

Effective January 2022, the board of directors of the Company authorized a $1.8 billion share repurchase program through December 2024. During the three and six months ended June 30, 2023, the Company repurchased 1.6 million and 6.2 million shares of its common stock, respectively, for $137.4 million and $486.0 million, respectively. The Company's goals for the share repurchase program are to offset the dilution created by its employee equity compensation programs over time and provide the flexibility to return capital to stockholders as business and market conditions warrant, while still preserving its ability to pursue other strategic opportunities.

Stock-Based Compensation

Components of total stock-based compensation included in the Company’s interim condensed consolidated statements of income for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$11,339	$7,134	$20,668	$13,367
Research and development	32,258	17,408	54,102	37,640
Sales and marketing	17,723	11,452	31,268	23,778
General and administrative	26,124	15,888	43,289	33,324
Total stock-based compensation	87,444	51,882	149,327	108,109
Provision for income taxes	(18,808)	(12,861)	(30,221)	(26,904)
Total stock-based compensation, net of income taxes	$68,636	$39,021	$119,106	$81,205

During 2023, the Company redesigned one of its non-executive short-term incentive compensation programs from a cash-based to a stock-based program that vests in one year. The Company also introduced a non-executive incentive program tied to its initiative to migrate certain applications from third-party cloud platforms onto the Akamai Connected Cloud that vests over two years. These programs, headcount growth and expected achievement of our executive performance-based compensation plans increased stock-based compensation for the three and six months ended June 30, 2023.

In addition to the amounts of stock-based compensation reported in the table above, the Company’s interim condensed consolidated statements of income for the three and six months ended June 30, 2023 include stock-based compensation reflected as a component of amortization primarily consisting of capitalized internal-use software of $7.9 million and $15.4 million, respectively, before taxes, and for the three and six months ended June 30, 2022 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $7.7 million and $15.3 million, respectively, before taxes.

10. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the six months ended June 30, 2023 were as follows (in thousands):

	Foreign Currency Translation	Net Unrealized (Losses) Gains on Investments	Total
Balance as of January 1, 2023	$(116,474)	$(23,858)	$(140,332)
Other comprehensive income	10,646	9,722	20,368
Balance as of June 30, 2023	$(105,828)	$(14,136)	$(119,964)

The Company reclassified $0.1 million from accumulated other comprehensive loss to net income for the six months ended June 30, 2023.

11. Revenue from Contracts with Customers

The Company sells its services through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. Revenue by geography included in the Company’s interim condensed consolidated statements of income for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
U.S.	$480,062	$477,154	$953,895	$958,161
International	455,659	426,178	897,524	848,818
Total revenue	$935,721	$903,332	$1,851,419	$1,806,979

The Company reports its revenue in three solution categories: security, delivery and compute. Security includes solutions that are designed to protect business online by keeping infrastructure, websites, applications and users safe. Delivery includes solutions that are designed to enable business online, including media delivery and web performance. Compute includes cloud computing, edge applications, cloud optimization and storage. Revenue by solution category included in the Company’s interim condensed consolidated statements of income for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Security	$432,946	$380,664	$838,498	$762,231
Delivery	379,698	416,678	774,082	860,826
Compute	123,077	105,990	238,839	183,922
Total revenue	$935,721	$903,332	$1,851,419	$1,806,979

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

During the six months ended June 30, 2023 and 2022, the Company recognized $82.1 million and $79.2 million of revenue that was included in deferred revenue as of December 31, 2022 and 2021, respectively.

As of June 30, 2023, the aggregate amount of remaining performance obligations from contracts with customers was $3.3 billion. The Company expects to recognize approximately 70% of its remaining performance obligations as revenue over the next 12 months. The remainder of the balance is expected to be recognized over the next two to three years. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration, such as usage-based contracts with no committed contract, as well as anticipated renewed contracts. Revenue recognized during the six months ended June 30, 2023 and 2022, related to performance obligations satisfied in previous periods was not material.

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

The Company’s effective income tax rate was 18.4% and 15.9% for the six months ended June 30, 2023 and 2022, respectively. The higher effective tax rate for the six months ended June 30, 2023 was primarily due to an increase in non-deductible stock-based compensation, an increase in revaluation of certain foreign income tax liabilities due to foreign exchange rate fluctuations and a decrease in the excess tax benefit related to stock-based compensation. These amounts were partially offset by a decrease in intercompany sales of intellectual property.

For the six months ended June 30, 2023, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by tax on global intangible low taxed income, non-deductible stock-based compensation and a shortfall related to stock-based compensation.

For the six months ended June 30, 2022, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation and the benefit of U.S. federal, state and foreign research and development tax credits. These amounts were partially offset by an intercompany sale of intellectual property, the tax on global intangible low taxed income and non-deductible stock-based compensation.

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

The components used in the computation of basic and diluted net income per share for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$128,816	$137,840	$225,922	$271,216
Denominator:
Shares used for basic net income per share	152,064	160,038	153,850	160,266
Effect of dilutive securities:
Stock options	14	50	7	25
Stock awards	1,376	565	938	943
Convertible senior notes	—	1,057	—	1,440
Shares used for diluted net income per share	153,454	161,710	154,795	162,674
Basic net income per share	$0.85	$0.86	$1.47	$1.69
Diluted net income per share	$0.84	$0.85	$1.46	$1.67

For the three and six months ended June 30, 2023 and 2022, certain potential outstanding shares from service-based RSUs and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain market- and performance-based RSUs were excluded from the computation of diluted net income per share because the underlying market and performance conditions for such RSUs had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Service-based RSUs	2,159	2,228	5,013	2,231
Market- and performance-based RSUs	1,270	1,022	1,425	1,038
Warrants related to issuance of convertible senior notes	21,991	21,991	21,991	21,991
Total shares excluded from computation	25,420	25,241	28,429	25,260

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and notes to our unaudited interim condensed consolidated financial statements included herein contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “could,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “estimates,” “if,” “continues,” “goal,” “likely,” “may,” “will” or similar expressions indicates a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make as a result of various factors, including, but not limited to: potential slowing revenue growth, global economic and geopolitical conditions, our ability to acquire or develop new solutions, our ability to compete effectively, security risks stemming from ineffective information technology systems or cybersecurity breaches, risks of maintaining global operations, regulatory developments, intellectual property claims or disputes, investment related risks and maintaining an effective system of internal controls. See “Risk Factors” elsewhere in this quarterly report on Form 10-Q and in our other reports with the Securities and Exchange Commission for a discussion of certain risks associated with our business. We disclaim any obligation to update forward-looking statements as a result of new information, future events or otherwise, including the potential impact of any mergers, acquisitions, divestitures or other events that may be announced after the date hereof.

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

Overview

We provide solutions to power and protect life online through our massively distributed edge and cloud platform, Akamai Connected Cloud. Akamai Connected Cloud underpins our cloud computing, security and content delivery solutions, and is central to our financial success. The key factors that influence our financial success are our ability to build on recurring revenue commitments for our security and performance offerings, increase traffic on our network, continue to develop, scale and successfully bring to market our cloud computing platform and compute-to-edge solutions that meet the needs of professional users and enterprises, effectively manage the prices we charge for our solutions, develop new products and appropriately manage our capital spending and other expenses. The purpose of this discussion and analysis section is to provide material information relevant to an assessment of our financial condition and results of operations from management’s perspective, including to describe and explain key trends, events and other factors that impacted our reported results and that are likely to impact our future performance.

Revenue

For most of our solutions, our customers commit to contracts having terms of a year or longer, which allows us to have a consistent and predictable base level of revenue. In addition to a base level of revenue, we are also dependent on our ability to increase our product offerings and to cross-sell additional services to our existing customers, particularly for our security and compute solution portfolios. We are also dependent on our delivery customers, and to a lesser extent some security and compute customers, where usage of our solutions is more variable. As a result, our revenue is impacted by the amount of traffic we serve on our network and the usage of cloud computing services, the rate of adoption of gaming, social media and video platform offerings and the timing and variability of customer-specific one-time events. Geopolitical, economic and other developments that impact our customers' businesses can also impact our ability to attract new customers or continue to cross-sell additional services to existing customers. Over the longer term, our ability to expand our product portfolio and to effectively manage the prices we charge for our solutions are key factors impacting our revenue growth.

We have observed the following trends related to our revenue in recent years:

•Increased sales of our security solutions, led by application security solutions and segmentation solutions from our acquisition of Guardicore Ltd., and increased sales of our compute solutions, primarily attributable to our acquisition of Linode Limited Liability Company ("Linode") in early 2022, have made a significant contribution to revenue growth. During the first half of 2023, security represented the largest share of revenue with security and compute revenue representing over half of our total revenue. We plan to continue to invest in these areas with a focus on further enhancing our product portfolios and extending our go-to-market capabilities, particularly in certain markets and through our channel partners.

•Traffic on our network continues to grow as compared to prior years, however, the rate of traffic growth is impacted by a number of external factors. Most recently, as we and our customers manage through a time of economic headwinds and uncertainty, traffic growth rates have been impacted. Conversely, our rate of traffic growth increased significantly during the height of the COVID-19 pandemic in 2020 and 2021. These traffic fluctuations may continue to impact our delivery revenue. We expect traffic growth rates to improve for the remainder of 2023 as compared to last year.

•The prices paid by some of our delivery customers have declined in recent years due to competition and contract renewals, which negatively impacts our revenue growth rates. We have been able to mitigate some of the negative impacts to our revenue growth rates by upselling incremental solutions to our existing customers. We are taking steps to maintain alignment between customer traffic volumes and unit pricing.

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

•We have experienced variations in certain types of revenue from quarter-to-quarter. In particular, we typically experience higher revenue in the fourth quarter of each year for some of our solutions as a result of holiday season activity. In addition, we experience quarterly variations in revenue attributable to, among other things, the timing of large customer contract renewals; the frequency and timing of purchases of custom solutions or licensed software; the nature and timing of software and gaming releases by our customers; and whether there are large live sporting or other events or situations that impact the amount of media traffic on our network.

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

•Co-location costs are also a significant portion of our cost of revenue. As we continue to build out our new compute locations to provide us with the ability to scale our platform, we expect to enter into longer term leases that include certain financial commitments in order to achieve more favorable unit economics. The costs of the financial commitments are expensed ratably over the life of the lease, and, as a result, in some cases, we are incurring costs in advance of these compute locations being fully utilized. We continue to improve our internal-use software and remain disciplined in managing our hardware deployments, particularly for our delivery platform, which enables us to use servers more efficiently. With these efficiencies we have been able to minimize the impact of rising energy costs. We expect to continue to scale our network in the future, which will allow us to effectively manage our co-location costs to maintain or improve current levels of profitability.

•Network build-out and supporting service costs represent another significant portion of our cost of revenue. These costs include maintenance and supporting services incurred as we continue to build out our compute infrastructure and maintain our global network, and costs of third-party cloud providers used for some of our operations. We have seen these costs increase in recent years as a result of our network expansion and increased use of third-party cloud services. As we continue to build out our compute infrastructure, we are in the process of migrating third-party cloud services to our own cloud solutions and optimizing third-party cloud spending, which we also expect will reduce our costs over time. We will need to effectively manage our network build-out and supporting costs to improve current levels of profitability.

•Our employees are core to the operations of our business, and payroll and related costs, including stock-based compensation, is one of our largest expenses. It is important to the success of operations that we offer competitive compensation packages. However, we remain disciplined in allocating our resources to support our faster growing security and compute solutions, including maintaining operational efficiencies to mitigate the rising cost of talent. In 2023, we implemented the redesign of one of our non-executive short-term incentive compensation programs by shifting certain employees from cash-based to stock-based programs. We also introduced a non-executive incentive program tied to our initiative to migrate certain applications from third-party cloud platforms onto the Akamai Connected Cloud. These programs are designed to better align employee incentives with the interests of our stockholders. Collectively, these programs will increase our stock-based compensation expense for 2023.

•Depreciation expense related to our network equipment also contributes to our overall expense levels. In recent years we have invested in our network as traffic levels have increased, which increased our capital expenditures and resulting depreciation expense. We plan to continue to make investments in capital expenditures, however, the focus is to further invest in support of our faster growing compute solutions. Due to the software and hardware initiatives we have undertaken to manage our global network more efficiently, the useful lives of our servers have been extended from five to six years effective January 1, 2023, which will partially offset increased depreciation expense from the build out of our compute infrastructure.

•Growth in our international operations incrementally increases our exposure to foreign currency fluctuations. Because we report in U.S. dollars, if the dollar strengthens, our expenses will be positively impacted. Conversely, a weaker dollar would negatively impact our expenses.

Recent Acquisitions

In March 2023, we acquired StorageOS, Inc., also known as Ondat, and in May 2023, we acquired Neosec, Inc. These acquisitions are expected to be slightly dilutive to our earnings per share at least through 2023.

Global Economic Conditions

Global macroeconomic and geopolitical conditions continue to impact our business and revenue growth rates. We, along with our customers, continue to manage through an uncertain period of fluctuating inflation, recessionary concerns, uncertain energy supplies, heightened geopolitical tensions, fluctuations in foreign exchange rates and elevated interest rates. To the extent these macroeconomic conditions continue, we expect that it may adversely affect our business, operations and financial results.

Results of Operations

The following sets forth, as a percentage of revenue, interim condensed consolidated statements of income data for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	39.9	38.4	39.7	37.6
Research and development	10.6	10.2	10.3	10.6
Sales and marketing	14.6	14.0	14.3	13.8
General and administrative	16.2	15.6	16.1	16.3
Amortization of acquired intangible assets	1.7	1.9	1.7	1.7
Restructuring charge	1.0	0.5	2.9	0.7
Total costs and operating expenses	84.0	80.6	85.1	80.7
Income from operations	16.0	19.4	14.9	19.3
Interest and marketable securities income (loss), net	0.5	(0.3)	0.5	(0.1)
Interest expense	(0.3)	(0.3)	(0.3)	(0.3)
Other (expense) income, net	(0.1)	0.1	(0.2)	(0.5)
Income before provision for income taxes	16.0	18.9	15.0	18.3
Provision for income taxes	(2.3)	(3.6)	(2.8)	(2.9)
Loss from equity method investment	—	—	—	(0.4)
Net income	13.8%	15.3%	12.2%	15.0%

Revenue

Revenue by solution category during the periods presented was as follows (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	% Change	% Change at Constant Currency	2023	2022	% Change	% Change at Constant Currency
Security	$432,946	$380,664	13.7%	14.4%	$838,498	$762,231	10.0%	11.6%
Delivery	379,698	416,678	(8.9)	(8.2)	774,082	860,826	(10.1)	(8.7)
Compute	123,077	105,990	16.1	16.6	238,839	183,922	29.9	31.1
Total revenue	$935,721	$903,332	3.6%	4.2%	$1,851,419	$1,806,979	2.5%	3.9%

During the three and six months ended June 30, 2023, the increase in our revenue, as compared to the same periods in 2022, was primarily the result of continued growth in sales of our security solutions and the acquisition of Linode in March

2022 which contributed to the growth in our compute solutions. These increases were partially offset by a decline in revenue from our delivery solutions due to the pricing impact of renewals.

The increase in security solutions revenue for the three and six months ended June 30, 2023, as compared to the same periods in 2022, was due to growth in a number of key products in our security solutions portfolio, including our web application firewall, Bot Manager and segmentation solutions, as well as certain products that combine elements of our security and delivery offerings to provide robust security solutions.

The decrease in delivery solutions revenue for the three and six months ended June 30, 2023, as compared to the same periods in 2022, was due to the pricing impact of renewals and a reduction in the traffic growth rate among some of our largest customers, which we believe was attributed to macroeconomic challenges our customers are experiencing.

The increase in compute solutions revenue for the three months ended June 30, 2023, as compared to the same period in 2022, was due to a price increase for some of our compute solutions, in addition to increased usage of our compute solutions by our customers. The increase in compute solutions revenue for the six months ended June 30, 2023, as compared to the same period in 2022, was also impacted by our acquisition of Linode in March 2022.

Revenue derived in the U.S. and internationally during the periods presented was as follows (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	% Change	% Change at Constant Currency	2023	2022	% Change	% Change at Constant Currency
U.S.	$480,062	$477,154	0.6%	0.6%	$953,895	$958,161	(0.4)%	(0.4)%
International	455,659	426,178	6.9	8.3	897,524	848,818	5.7	8.9
Total revenue	$935,721	$903,332	3.6%	4.2%	$1,851,419	$1,806,979	2.5%	3.9%

For the three months ended June 30, 2023, approximately 48.7% of our revenue was derived from our operations located outside the U.S., compared to 47.2% for the three months ended June 30, 2022. For the six months ended June 30, 2023, approximately 48.5% of our revenue was derived from our operations located outside the U.S., compared to 47.0% for the six months ended June 30, 2022. No single country outside the U.S. accounted for 10% or more of revenue during either of these periods. Changes in foreign currency exchange rates decreased our revenue by $5.9 million and $26.7 million during the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Bandwidth fees	$55,910	$50,863	9.9%	$111,626	$101,945	9.5%
Co-location fees	65,094	51,408	26.6	122,013	99,906	22.1
Network build-out and supporting services	53,453	46,417	15.2	107,234	89,336	20.0
Payroll and related costs	79,823	73,941	8.0	161,020	148,422	8.5
Stock-based compensation, including amortization of prior capitalized amounts	18,878	14,426	30.9	35,355	27,884	26.8
Acquisition-related costs	572	1,589	(64.0)	2,033	1,764	15.2
Depreciation of network equipment	55,212	66,724	(17.3)	107,388	128,110	(16.2)
Amortization of internal-use software	44,333	41,281	7.4	87,922	82,034	7.2
Total cost of revenue	$373,275	$346,649	7.7%	$734,591	$679,401	8.1%
As a percentage of revenue	39.9%	38.4%		39.7%	37.6%

The increase in cost of revenue for the three and six months ended June 30, 2023, as compared to the same periods in 2022, was primarily due to:

•co-location fees and network build-out and supporting services as a result of investment in the Akamai Connected Cloud, particularly as we build out our compute infrastructure to support future growth and scalability; and
•payroll and related costs, including stock-based compensation, as a result of headcount growth to support our network and the increased expected achievement of our performance-based compensation plans; specifically, stock-based compensation increased due to the shift in one of our compensation programs from cash-based to stock-based.

The increases for the three and six months ended June 30, 2023 were partially offset by lower depreciation expense of network equipment due to software and hardware initiatives we have implemented to manage our global network more efficiently. We increased the expected average useful life of our servers from five to six years effective January 1, 2023, which resulted in a reduction to depreciation expense of $15.9 million and $32.6 million, respectively, for the three and six months ended June 30, 2023.

Additionally, due to our focus on third-party cloud application costs, which is included in network build-out and supporting services, our third-party cloud costs have decreased for the three months ended June 30, 2023, as compared to the same period in 2022. We expect this trend to continue for the remainder of 2023.

During the remainder of 2023, we expect our cost of revenue to increase as compared to 2022, in particular co-location costs, due to investments in our network to support the continued growth of our compute solutions. We plan to continue to focus our efforts on managing our operating margins, such as shifting workloads to our own cloud solutions and optimizing third-party cloud spending, which we expect will reduce network build-out and supporting services costs.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Payroll and related costs	$120,542	$111,377	8.2%	$245,175	$233,625	4.9%
Stock-based compensation	32,258	17,408	85.3	54,102	37,640	43.7
Capitalized salaries and related costs	(59,776)	(43,470)	37.5	(121,531)	(92,140)	31.9
Acquisition-related costs	248	692	(64.2)	217	768	(71.7)
Other expenses	5,769	6,063	(4.8)	12,941	12,112	6.8
Total research and development	$99,041	$92,070	7.6%	$190,904	$192,005	(0.6)%
As a percentage of revenue	10.6%	10.2%		10.3%	10.6%

The increase in research and development expenses during the three months ended June 30, 2023, as compared to the same period in 2022, was due to payroll and related costs, including stock-based compensation, as a result of headcount growth from our strategic initiatives and the increased expected achievement of our performance-based compensation plans. Specifically, stock-based compensation increased due to the shift in one of our compensation programs from cash-based to stock-based and a new compensation program tied to our initiative to migrate certain applications from third-party cloud platforms onto the Akamai Connected Cloud.

The decrease in research and development expenses during the six months ended June 30, 2023, as compared to the same period in 2022, was due to an increase in capitalized salaries and related costs as we focused resources to work on development activities related to our platform, partially offset by an increase in payroll and related costs, including stock-based compensation, as a result of headcount growth from our strategic initiatives and the increased expected achievement of our performance-based compensation plans.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three months ended June 30, 2023 and 2022, we capitalized $20.1 million and $7.6 million, respectively, of stock-based compensation. During the six months ended June 30, 2023 and 2022, we capitalized $33.3 million and $14.8 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, ranging from two to ten years based on the software developed and its expected useful life.

During the remainder of 2023, we expect our research and development costs to increase, in particular payroll and related costs, including stock-based compensation, in support of our faster growing security and compute solutions and the annual merit increase.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Payroll and related costs	$92,227	$91,435	0.9%	$187,353	$186,296	0.6%
Stock-based compensation	17,723	11,452	54.8	31,268	23,778	31.5
Marketing programs and related costs	16,165	16,133	0.2	30,005	27,691	8.4
Acquisition-related costs	249	692	(64.0)	884	768	15.1
Other expenses	10,190	6,953	46.6	16,151	10,851	48.8
Total sales and marketing	$136,554	$126,665	7.8%	$265,661	$249,384	6.5%
As a percentage of revenue	14.6%	14.0%		14.3%	13.8%

The increase in sales and marketing expenses during the three and six months ended June 30, 2023, as compared to the same periods in 2022, was due to payroll and related costs, including stock-based compensation, as a result of the increased expected achievement of our performance-based compensation plans and other expenses due to increased travel expenses associated with customer meetings and sales events. Specifically, stock-based compensation increased due to the shift in one of our compensation programs from cash-based to stock-based.

During the remainder of 2023, we expect our sales and marketing expenses to increase as a result of our continued investment in go-to-market efforts and payroll and related costs due to the annual merit increase. However, we plan to continue to carefully manage costs in an effort to improve our operating margins.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Payroll and related costs	$51,817	$52,974	(2.2)%	$109,507	$106,291	3.0%
Stock-based compensation	26,124	15,888	64.4	43,289	33,324	29.9
Depreciation and amortization	16,231	18,423	(11.9)	32,952	38,101	(13.5)
Facilities-related costs	22,883	26,820	(14.7)	46,872	53,399	(12.2)
Provision for doubtful accounts	1,991	529	276.4	1,908	1,817	5.0
Acquisition-related costs	1,271	2,798	(54.6)	5,974	13,414	(55.5)
Software and related service costs	13,526	13,483	0.3	27,397	24,507	11.8
Other expenses	17,968	10,304	74.4	30,051	23,628	27.2
Total general and administrative	$151,811	$141,219	7.5%	$297,950	$294,481	1.2%
As a percentage of revenue	16.2%	15.6%		16.1%	16.3%

The increase in general and administrative expenses during the three and six months ended June 30, 2023, as compared to the same periods in 2022, was due to payroll and related costs, including stock-based compensation, as a result of the increased expected achievement of our performance-based compensation plans and other expenses due to increased professional service fees to support our business. Specifically, stock-based compensation increased due to the shift in one of our compensation programs from cash-based to stock-based. These increases were partially offset by decreases in facilities-related costs as a result of growth in sublease income from the execution of our FlexBase program and acquisition-related costs in connection with our acquisition of Linode in the first quarter of 2022.

General and administrative expenses for the three and six months ended June 30, 2023 and 2022 are broken out by category as follows (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Global functions	$62,058	$50,445	23.0%	$119,008	$106,576	11.7%
As a percentage of revenue	6.6%	5.6%		6.4%	5.9%
Infrastructure	86,491	87,447	(1.1)	171,060	172,646	(0.9)
As a percentage of revenue	9.2%	9.7%		9.2%	9.6%
Other	3,262	3,327	(2.0)	7,882	15,259	(48.3)
Total general and administrative	$151,811	$141,219	7.5%	$297,950	$294,481	1.2%
As a percentage of revenue	16.2%	15.6%		16.1%	16.3%

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

During the remainder of 2023, we expect our general and administrative expenses to increase as a result of payroll and related costs due to the annual merit increase. We expect the increase to be partially offset by a decrease in facility-related costs from reduced real estate expenses from our FlexBase program.

Amortization of Acquired Intangible Assets

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Amortization of acquired intangible assets	$15,898	$16,972	(6.3)%	$31,810	$30,616	3.9%
As a percentage of revenue	1.7%	1.9%		1.7%	1.7%

The decrease in amortization of acquired intangible assets for the three months ended June 30, 2023, as compared to the same period in 2022, was due to a reduction of amortization expense from acquisitions completed in prior years. The increase in amortization of acquired intangible assets for the six months ended June 30, 2023, as compared to the same period in 2022, was the result of amortization of acquired intangible assets related to our acquisition of Linode. Based on acquired intangible assets at June 30, 2023, we expect amortization of acquired intangible assets to be approximately $32.0 million for the remainder of 2023, and $59.9 million, $62.4 million, $60.8 million and $48.9 million for 2024, 2025, 2026 and 2027, respectively.

Restructuring Charge

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Restructuring charge	$9,357	$4,715	98.5%	$54,080	$12,731	324.8%
As a percentage of revenue	1.0%	0.5%		2.9%	0.7%

The restructuring charge for the three and six months ended June 30, 2023 was driven by our FlexBase program as we exited certain facilities that were no longer needed, resulting in impairments of right-of-use-assets and leasehold improvements. We expect to continue to reduce our facility footprint, including subleasing excess space, but we do not currently believe such charges will materially impact our financial condition or results of operation.

Additionally, the restructuring charge for the six months ended June 30, 2023 included the result of certain actions initiated in the first quarter of 2023. Management's commitment to an action to restructure certain parts of the company was to enable the prioritization of investments in the fastest growing areas of the business. The restructuring charge for this action includes severance and related expenses for certain headcount reductions. We do not expect to incur material additional charges related to this action.

The restructuring charge for the three months ended June 30, 2022 was primarily related to an impairment of a right-of-use asset for facilities that are no longer needed as a result of our FlexBase program. The restructuring charge for the six months ended June 30, 2022 was primarily related to software impairment charges related to the suspension of Global Open Network, Inc., or GO-NET. We do not expect to incur any material additional restructuring charges related to these actions.

Non-Operating Income (Expense)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Interest and marketable securities income (loss), net	$4,509	$(2,331)	(293.4)%	$9,801	$(2,542)	(485.6)%
As a percentage of revenue	0.5%	(0.3)%		0.5%	(0.1)%
Interest expense	$(3,157)	$(2,932)	7.7%	$(5,838)	$(5,627)	3.7%
As a percentage of revenue	(0.3)%	(0.3)%		(0.3)%	(0.3)%
Other (expense) income, net	$(1,130)	$816	(238.5)%	$(3,493)	$(8,749)	(60.1)%
As a percentage of revenue	(0.1)%	0.1%		(0.2)%	(0.5)%

Interest and marketable securities income (loss), net consists of interest earned on invested cash and marketable securities balances and income and losses on mutual funds that are associated with our employee non-qualified deferred compensation plan. The increase for the three and six months ended June 30, 2023, as compared to the same periods in 2022, was due to increased gains associated with the non-qualified deferred compensation plan and higher interest earned on invested cash balances and marketable securities as a result of increased interest rates.

Interest expense is related to our debt transactions, which are described in Note 7 to the interim condensed consolidated financial statements.

Other (expense) income, net primarily represents net foreign exchange gains and losses mainly due to foreign exchange rate fluctuations on intercompany transactions and other non-operating expense and income items as well as gains and losses on equity investments. The decrease in other (expense) income, net for the six months ended June 30, 2023, as compared to the same period in 2022, was primarily due to an $8.9 million impairment from an equity investment during the six months ended June 30, 2022, partially offset by an unfavorable impact of changes in foreign currency exchange rates.

Provision for Income Taxes

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Provision for income taxes	$(21,191)	$(32,755)	(35.3)%	$(50,971)	$(52,592)	(3.1)%
As a percentage of revenue	(2.3)%	(3.6)%		(2.8)%	(2.9)%
Effective income tax rate	(14.1)%	(19.2)%		(18.4)%	(15.9)%

For the three and six months ended June 30, 2023, as compared to the same periods in 2022, our provision for income taxes decreased due to a reduction in profitability and intercompany sales of intellectual property. These items were partially offset by a decrease in the excess tax benefit related to stock-based compensation and the revaluation of certain foreign income tax liabilities due to foreign exchange rate fluctuations.

For the three and six months ended June 30, 2023, our effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by tax on global intangible low taxed income, non-deductible stock-based compensation and a shortfall related to stock-based compensation.

For the three and six months ended June 30, 2022, our effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by an intercompany sale of intellectual property, the tax on global intangible low taxed income and non-deductible stock-based compensation.

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

Loss from Equity Method Investment

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Loss from equity method investment	$—	$—	—%	$—	$(7,635)	(100.0)%
As a percentage of revenue	—%	—%		—%	(0.4)%

The amounts reflected in loss from equity method investment relate to recognition of our share of losses from our investment with Mitsubishi UFJ Financial Group ("MUFG") in a joint venture, GO-NET. GO-NET intended to operate a blockchain-based online payment network. In February 2022, MUFG, the majority owner of GO-NET, announced it was preparing to suspend the operations of GO-NET and to ultimately liquidate it. The loss from equity method investment for the six months ended June 30, 2022 was the result of our impairment of our investment in GO-NET in the first quarter of 2022 since the operations will no longer generate future cash flows. We do not expect additional material impacts related to this investment.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Income from operations	$149,785	$175,042	$276,423	$348,361
Amortization of acquired intangible assets	15,898	16,972	31,810	30,616
Stock-based compensation	87,444	51,882	149,327	108,109
Amortization of capitalized stock-based compensation and capitalized interest expense	8,217	8,068	16,130	16,015
Restructuring charge	9,357	4,715	54,080	12,731
Acquisition-related costs	2,340	5,771	9,108	16,714
Non-GAAP income from operations	$273,041	$262,450	$536,878	$532,546

GAAP operating margin	16.0%	19.4%	14.9%	19.3%
Non-GAAP operating margin	29.2%	29.1%	29.0%	29.5%

The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022 (1)	2023	2022 (1)
Net income	$128,816	$137,840	$225,922	$271,216
Amortization of acquired intangible assets	15,898	16,972	31,810	30,616
Stock-based compensation	87,444	51,882	149,327	108,109
Amortization of capitalized stock-based compensation and capitalized interest expense	8,217	8,068	16,130	16,015
Restructuring charge	9,357	4,715	54,080	12,731
Acquisition-related costs	2,340	5,771	9,108	16,714
Amortization of debt issuance costs	1,098	1,091	2,196	2,210
(Gain) loss on investments	(27)	(641)	(201)	8,260
Loss from equity method investment	—	—	—	7,635
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(25,152)	(9,254)	(42,067)	(32,267)
Non-GAAP net income	$227,991	$216,444	$446,305	$441,239

(1) Net income and income tax effect of above non-GAAP adjustments and certain discrete tax items for the three and six months ended June 30, 2022, have been revised to reflect the correction of an error of provision for income taxes related to an intercompany sale of intellectual property that occurred in 2022.

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022 (1)	2023	2022 (1)
GAAP net income per diluted share	$0.84	$0.85	$1.46	$1.67
Amortization of acquired intangible assets	0.10	0.10	0.21	0.19
Stock-based compensation	0.57	0.32	0.96	0.66
Amortization of capitalized stock-based compensation and capitalized interest expense	0.05	0.05	0.10	0.10
Restructuring charge	0.06	0.03	0.35	0.08
Acquisition-related costs	0.02	0.04	0.06	0.10
Amortization of debt issuance costs	0.01	0.01	0.01	0.01
(Gain) loss on investments	—	—	—	0.05
Loss from equity method investment	—	—	—	0.05
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.16)	(0.06)	(0.27)	(0.20)
Adjustment for shares (2)	—	0.01	—	0.03
Non-GAAP net income per diluted share (3)	$1.49	$1.35	$2.88	$2.74

Shares used in GAAP per diluted share calculations	153,454	161,710	154,795	162,674
Impact of benefit from note hedge transactions (2)	—	(1,057)	—	(1,440)
Shares used in non-GAAP per diluted share calculations (2)	153,454	160,653	154,795	161,234

(1) Net income and income tax effect of above non-GAAP adjustments and certain discrete tax items for the three and six months ended June 30, 2022, have been revised to reflect the correction of an error of provision for income taxes related to an intercompany sale of intellectual property that occurred in 2022.
(2) Shares used in non-GAAP per diluted share calculations have been adjusted for the three and six months ended June 30, 2022, for the benefit of our note hedge transactions. During this period, our average stock price was in excess of $95.10, which is the initial conversion price of our convertible senior notes due in 2025. See further definition below.
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

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$128,816	$137,840	$225,922	$271,216
Interest and marketable securities (income) loss, net	(4,509)	2,331	(9,801)	2,542
Provision for income taxes	21,191	32,755	50,971	52,592
Depreciation and amortization	115,208	125,815	227,095	247,003
Amortization of capitalized stock-based compensation and capitalized interest expense	8,217	8,068	16,130	16,015
Amortization of acquired intangible assets	15,898	16,972	31,810	30,616
Stock-based compensation	87,444	51,882	149,327	108,109
Restructuring charge	9,357	4,715	54,080	12,731
Acquisition-related costs	2,340	5,771	9,108	16,714
Interest expense	3,157	2,932	5,838	5,627
(Gain) loss on investments	(27)	(641)	(201)	8,260
Loss from equity method investment	—	—	—	7,635
Other expense (income), net	1,157	(175)	3,694	489
Adjusted EBITDA	$388,249	$388,265	$763,973	$779,549

Net income margin	13.8%	15.3%	12.2%	15.0%
Adjusted EBITDA margin	41.5%	43.0%	41.3%	43.1%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of June 30, 2023, our cash, cash equivalents and marketable securities, which primarily consisted of commercial paper, corporate bonds and U.S. government agency obligations, totaled $1.0 billion. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy is also designed to limit the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of June 30, 2023, we had cash and cash equivalents of $237.4 million held in accounts outside the U.S. The U.S. Tax Cuts and Jobs Act establishes a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact. As a result, our liquidity is not expected to be materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Six Months Ended June 30,
(in thousands)	2023	2022
Net income	$225,922	$271,216
Non-cash reconciling items included in net income	464,967	366,076
Changes in operating assets and liabilities	(91,079)	(73,410)
Net cash provided by operating activities	$599,810	$563,882

The increase in cash provided by operating activities for the six months ended June 30, 2023, as compared to the same period in 2022, was due to cash paid for income taxes related to an intercompany sale of intellectual property and additional compensation costs paid to employees acquired from the Linode acquisition based on an agreement with the acquiree, both of which occurred in 2022 and did not re-occur in 2023.

Cash Used in Investing Activities

	For the Six Months Ended June 30,
(in thousands)	2023	2022
Cash paid for acquisitions, net of cash acquired	$(106,326)	$(872,099)
Purchases of property and equipment and capitalization of internal-use software development costs	(398,534)	(249,526)
Net marketable securities activity	157,384	693,707
Other, net	(20,766)	(4,206)
Net cash used in investing activities	$(368,242)	$(432,124)

The decrease in cash used in investing activities during the six months ended June 30, 2023, as compared to the same period in 2022, was driven by cash paid for the acquisition of Linode in March 2022, which was partially offset by net marketable securities activity as we sold marketable securities during the six months ended June 30, 2022 to fund the acquisition. These decreases were also partially offset by an increase in purchases of property and equipment related to our compute infrastructure build-out.

Cash Used in Financing Activities

	For the Six Months Ended June 30,
(in thousands)	2023	2022
Net revolving credit facility activity	$20,000	$75,000
Activity related to stock-based compensation	(8,275)	(33,997)
Repurchases of common stock	(485,958)	(267,642)
Other, net	(256)	(104)
Net cash used in financing activities	$(474,489)	$(226,743)

The increase in cash used in financing activities during the six months ended June 30, 2023, as compared to the same period in 2022, was primarily the result of increases in share repurchases. Effective January 2022, our board of directors authorized a new $1.8 billion share repurchase program through December 2024. As of June 30, 2023, $0.7 billion remained available for future share repurchases under this authorization. Our goal for the share repurchase program is to offset the dilution created by our employee equity compensation programs over time and provide the flexibility to return capital to stockholders as business and market conditions warrant, while still preserving our ability to pursue other strategic opportunities.

During the six months ended June 30, 2023, we repurchased 6.2 million shares of common stock at a weighted average price of $78.49 per share for an aggregate of $486.0 million. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

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

The 2022 Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on subsidiary indebtedness, liens and fundamental changes. These covenants are subject to a number of important exceptions and qualifications. The principal financial covenant requires a maximum consolidated leverage ratio. The 2022 Credit Agreement expires in November 2027, and any amounts outstanding thereunder will become due and payable, subject to up to two one-year extensions at our request and with the consent of the lenders party thereto. As of June 30, 2023, we were in compliance with all covenants. As of June 30, 2023, we had $20.0 million of outstanding borrowings under the 2022 Credit Agreement, which was repaid in July 2023.

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

Contractual Obligations

Our principal commitments consist of service agreements with various vendors for bandwidth usage, obligations under leases with co-location facilities for data center capacity, obligations under leases for office space and open vendor purchase orders. Our minimum commitments related to bandwidth usage and co-location leases may vary from period to period depending on the timing and length of contract renewals with our vendors, and on our plans for network expansion, including our expansion plans related to our compute business. As of June 30, 2023, there have been no significant changes in our future non-cancelable minimum payments under these commitments from those reported in our annual report on Form 10-K for the year ended December 31, 2022, other than normal period-to-period variations and increases to our co-location commitments related to our expansions plans for our compute business.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, stockholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third-party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 13 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2022 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the six months ended June 30, 2023 was determined to be immaterial.

As of June 30, 2023, we did not have any additional material off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    Our portfolio of cash equivalents and short- and long-term investments is maintained in a variety of securities, including U.S. government agency obligations, commercial paper and high-quality corporate bonds. The majority of our investments are classified as available-for-sale securities and carried at fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes. If market interest rates were to increase by 100 basis points from June 30, 2023 levels, the fair value of our available-for-sale portfolio would decline by approximately $5.4 million.

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

Our exposure to risk for changes in interest rates relates primarily to any borrowings under our 2022 Credit Agreement,

which has a variable rate of interest. As of June 30, 2023, we had $20.0 million of outstanding borrowings under the 2022 Credit Agreement, which was repaid in July 2023.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than functional currencies result in gains and losses that are reflected in our interim condensed consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our interim condensed consolidated statements of income within other expense, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the six months ended June 30, 2023. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of June 30, 2023 and December 31, 2022, there was one customer with an accounts receivable balance greater than 10% of our accounts receivable. We believe that at June 30, 2023, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial

Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting as described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

A material weakness in internal control over financial reporting related to income taxes was identified in the Company’s internal control over financial reporting as of December 31, 2022, which continues to exist as of June 30, 2023. Specifically, the Company did not design and maintain effective controls over the adoption and application of new accounting standards related to income taxes.

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

Remediation Plan for the Material Weakness

The Company’s management, under the oversight of the Audit Committee, has designed and implemented changes to remediate the material weakness. We have taken steps to enhance the design and precision of our process and control for evaluating the adoption and application of new accounting standards in the area of income taxes. Our enhanced design includes the involvement of external tax advisors, as applicable.

The material weakness will not be considered remediated until management completes its remediation plan and the enhanced control operates for a sufficient period of time and management has concluded, through testing, that the related control is operating effectively.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there was a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) related to the implementation of an enhanced control for evaluating the adoption and application of new accounting standards in the area of income taxes, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

We are party to various litigation matters, governmental proceedings, investigations, claims and disputes that we consider routine and incidental to our business. We do not currently expect the results of any of these matters to have a material effect on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to:

•We may face slowing revenue growth or may fail to control our expenses which could negatively impact our profitability and stock price.
•Global economic and geopolitical conditions, including, but not limited to, inflation, interest rates, tax rates, economic uncertainty, political instability, warfare, changes in laws, trade barriers, the actual or perceived failure or financial difficulties of financial institutions, reduced consumer confidence and spending and economic and trade sanctions, may harm our industry, business and results of operations.
•If we do not develop or acquire new solutions that are attractive to our customers or if we are unable to compete effectively and adapt to changing market conditions, our revenue and operating results could be adversely affected.
•Cybersecurity breaches or attacks, as well as defects or disruptions in our products and IT systems, could lead to significant costs and disruptions that would harm our business, financial results and reputation, or subject us to substantial liability.
•If we cannot maintain compatibility with our customers’ IT infrastructure, including their chosen third-party applications, or our customers shift to hardware-based or other DIY internal solutions, our business will be harmed.
•We face risks associated with global operations that could harm our business including, but not limited to, foreign exchange rate risks, changes in the regulatory landscape, oversight and reform, macroeconomic developments, geopolitical developments, and various other circumstances outside of our control.
•Our business strategy depends on the ability to source adequate transmission capacity, co-location facilities and the equipment we need to operate our network; failure to have access to those resources could lead to loss of revenue and service disruptions.
•Acquisitions and other strategic transactions we complete could result in operating difficulties, dilution, diversion of management attention and other harmful consequences that may adversely impact our business and results of operations.
•If we are unable to recruit and retain key employees and qualified sales, research and development, technical, marketing and support personnel, our ability to compete could be harmed.
•Our failure to effectively manage our operations and maintain our company culture as our business evolves could harm us.
•Our restructuring and reorganization activities may be disruptive to our operations and harm our business.
•We may have exposure to greater-than-anticipated tax liabilities stemming from various tax reform efforts in jurisdiction in which we operate.
•Fluctuations in foreign currency exchange rates affect our reported operating results in U.S. dollar terms.
•If the accounting estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual reported results may be adversely affected.
•Our sales to government clients subject us to risks, including early termination, audits, investigations, sanctions and penalties.
•We utilize third-party technology in our business, and failures or vulnerabilities, and/or litigation, related to these technologies may adversely affect our business.
•We rely on certain “open-source” software, which may contain security flaws or other deficiencies, and the use of which could result in our having to distribute our proprietary software, including source code, to third parties on unfavorable terms, either of which could materially affect our business.
•Regulatory developments, including rapidly evolving privacy regulations, could negatively impact our business.
•We may need to defend against patent or copyright infringement claims, which would cause us to incur substantial costs or limit our ability to use certain technologies in the future.
•Our business will be adversely affected if we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties.
•Litigation relating to matters incidental to the ordinary course of our business may adversely impact our business, results of operations, financial condition or cash flows.
•Global climate change and related natural resource conservation regulations could adversely impact our business.
•Our stock price has been, and may continue to be, volatile as a result of a number of different circumstances, events and factors, and your investment could lose value.
•Any failure to meet our debt obligations or obtain financing would damage our business.
•Because we currently do not intend to pay dividends, stockholders will benefit from an investment in our common stock only if it appreciates in value.
•Provisions of our charter, by-laws and Delaware law may have anti-takeover effects that could prevent a change in control even if the change in control would be beneficial to our stockholders.

•We recently identified a material weakness in our internal control over financial reporting, and if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

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

A significant portion of our revenue is generated by our delivery solutions. We have experienced revenue declines in our delivery solutions and expect this trend to continue because of pricing pressure due to competition and fluctuations in traffic growth rates. Revenue from our delivery solutions is impacted by numerous factors, including:

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
•the adoption of permanent hybrid or work from home policies by employees; and
•the ability of larger competitors to offer similar solutions at lower prices.

For example, revenue from our delivery solutions increased significantly in 2020 due in large part to greater consumption of online media and games during the onset of the COVID-19 pandemic and the associated stay-at-home orders across the globe. However, as these orders were lifted, our revenue from delivery solutions declined.

In recent years, an increasing proportion of our revenue is generated by our security and compute solutions. If we do not increase our industry recognition as a security and compute solutions provider, develop or acquire new solutions in a rapidly-changing environment where security threats are constantly evolving or ensure that our solutions operate effectively and are competitive with products offered by others, our security or compute revenue, or both, may decline.

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

We operate globally and as a result, our business, revenues and profitability are impacted by global macroeconomic conditions. The success of our activities is affected by general economic and market conditions, including, among others, inflation, interest rates, tax rates, economic uncertainty, political instability, warfare, changes in laws, trade barriers, the actual or perceived failure or financial difficulties of financial institutions, reduced consumer confidence and spending and economic and trade sanctions. For example, approximately 1% of our 2021 revenue had been generated from traffic into Russia, Belarus and Ukraine, and we experienced a decline in revenue in 2022 related to the war in Ukraine due to a decrease in traffic in these countries. The U.S. capital markets experienced and continue to experience extreme volatility and disruption in the recent past. Furthermore, inflation rates in the U.S. have recently increased to levels not seen in decades. Such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. These unfavorable economic conditions could increase our operating costs, which could negatively impact our profitability. Geopolitical destabilization and warfare have impacted and could continue to impact global currency exchange rates, resources from our suppliers, and our ability to operate or grow our business. For example, as a result of the recent uncertain macroeconomic environment, we have experienced elongated sales cycles with our customers and prospects and customers are delaying purchases of our solutions. In addition, we have recently experienced rising energy costs in areas in which we operate, particularly in Europe.

Additionally, we have offices and employees located in regions that historically have and may again experience periods of political instability, warfare, changes in laws, trade barriers, and economic and trade sanctions. Adverse conditions in these countries directly affect our operations. As a result, our operations and employees could be disrupted and may not be able to function at full capacity, which could adversely affect our business, results of operations, financial condition, and cash flows.

Failure to control expenses could reduce our profitability, which would negatively impact our stock price.

Maintaining or improving our profitability depends both on our ability to increase our revenue and limit our expenses. We base our decisions about expense levels and investments on estimates of our future revenue and future anticipated rates of growth and may incur varying levels of expense based on strategic initiatives, including the build our of our network to support our compute solutions. In addition, many of our expenses are fixed costs for a certain amount of time which may impact our ability to reduce costs in a timely manner or without incurring additional costs. If we are unable to increase revenue and limit expenses, our results of operations will suffer. We may take certain steps to reduce expenses, however, there are no assurances that we will be able to effectively reduce our expenses and such actions may negatively affect our ability to invest in our business for innovation, systems improvements and other initiatives.

If we do not develop or acquire new solutions that are attractive to our customers, our revenue and operating results could be adversely affected.

Innovation is important to our future success. In particular, as security and compute solutions have become, and are expected to continue to be, an increasingly important part of our business, we must be particularly adept at developing new security solutions that meet the constantly-changing threat landscape and compute and compute-to-edge solutions that meet the needs of professional users and enterprises looking to increase the utility of the internet for their business.

The process of developing new solutions and product enhancements is complex, lengthy and uncertain and has become increasingly complex due to the sophistication of our customers’ needs. The development timetable is uncertain and we may commit significant resources to developing solutions for which a viable market may not ultimately develop. For example, with the acquisition of Linode, we are investing significant resources in our compute solutions and platform, including connecting Linode’s existing locations into our private backbone, working on expanding the capacity of these facilities, adding additional sites and developing compute solutions. Success in these efforts is not guaranteed and will largely depend on our ability to create products that are competitive in the enterprise market, source additional co-location facilities and manage an uncertain supply chain for server related hardware. In addition, we have also experienced, and may in the future experience, delays in developing and releasing new products and product enhancements. This could cause our expenses to grow more rapidly than our revenue.

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

Many of our current and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, broader product portfolios, longer operating histories, greater brand recognition and more established relationships in the industry than we do. This is particularly true with respect to our compute solutions, as a small number of very large competitors have established themselves as leaders in the compute business. As a result, some of these competitors may be able to:

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

The complexities in managing the security profile of a distributed network with vast scale and geographic reach that evolves to incorporate new capabilities expose us to both known and unknown vulnerabilities. We have discovered vulnerabilities in software used in our technology, such as the vulnerability in Apache Log4j 2 referred to as “Log4Shell” identified in late 2021 that impacted a large portion of the internet ecosystem, and may have other undiscovered vulnerabilities. While the impact to date of Log4Shell on our systems was relatively modest, these or similar vulnerabilities, resident in either software or configurations, may require significant operational efforts to mitigate and may persist for extended periods of time and the effects of any such vulnerability could be exacerbated. Similar security risks exist with respect to acquired companies, our business partners and the third-party vendors that we rely on for aspects of our information technology support services and administrative functions. As a result, we are subject to risks that the activities of our business partners and third-party vendors may adversely affect our business even if an attack or breach does not directly target our systems.

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

Our products interoperate with our customers' IT infrastructures that often have different specifications, utilize diverse technology, and require compatibility with multiple communication protocols. Therefore, the functionality of our technology often needs to have, and maintain, compatibility with our customers' technology environment, including their chosen third-party technology. Customers, and in particular these chosen third-party applications, may change features, restrict our access to, or alter their applications in a manner that causes incompatibilities or causes us significant costs to maintain compatibility, and as a result our business could be adversely affected. Such changes could functionally limit or prevent the compatibility of our products with our customers’ IT infrastructure, which would negatively affect adoption of our products and harm our business. If we fail to update our products to achieve compatibility with new third-party applications that our customers use, we may not be able to offer the functionality that our customers need, which would harm our business.

We face risks associated with global operations that could harm our business.

A significant portion of our hiring, new customers and revenue growth in recent quarters has been attributable to our business outside the U.S. Our operations in foreign countries subject us to risks that may increase our costs, impact our financial results, disrupt our operations or make our operations less efficient and require significant management attention. These risks include:

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
•difficulty in staffing, training, developing and managing foreign operations as a result of distance, language, cultural differences, differences in employee/employer relationships or regulations;
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
•geopolitical developments, including any that impact our or our customers’ ability to operate in or deliver content to a country;
•other circumstances outside of our control such as trade disputes, political unrest, the imposition of sanctions, export controls, warfare, military or armed conflict, such as the Russian invasion of Ukraine, terrorist attacks, public health emergencies such as the COVID-19 pandemic, energy crises and natural disasters that could disrupt our ability to provide services or limit customer purchases of them;
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

To operate and grow our network, we are dependent in part upon transmission capacity provided by third-party telecommunications network providers, the availability of co-location facilities to house our servers and equipment to support our operations. We may be unable to purchase the bandwidth and space we need from these providers due to limitations on their resources, increasing energy costs or other reasons outside of our control. In particular, following our acquisition of Linode, our plans to increase the size and scale of our cloud solutions have required and will continue to require procuring significant additional space in co-location facilities. Inability to access facilities where we would like to install servers, or perform maintenance on existing servers for any reason impedes our ability to expand or maintain capacity. As a result, there can be no assurance that we are adequately prepared for unexpected increases in capacity demands by our customers, particularly those under cyber-attack or impacted by geopolitical conditions. Failure to put in place the capacity we require to operate our business effectively could result in a reduction in, or disruption of, service to our customers and ultimately a loss of those customers.

The Akamai Connected Cloud relies on hardware equipment, including hundreds of thousands of servers deployed around the world. Disruptions in our supply chain could prevent us from purchasing needed equipment at attractive prices or at all. For example, from time to time, it has been, and may continue to be, more difficult to purchase equipment that is manufactured in areas that face disruptions to operations due to unrest, trade sanctions or other political activity, public health issues, safety issues, natural disasters or general economic conditions. Failure to have adequate equipment, including server equipment, could harm the quality of our services, which could lead to the loss of customers and revenue.

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

Our future success depends upon the services of our executive officers and other key technology, sales, research and development, marketing and support personnel who have critical industry experience and relationships. Like other companies in our industry, we have experienced difficulty in hiring and retaining highly skilled employees with appropriate qualifications, and, if we fail to attract new personnel or fail to retain and motivate our current personnel or effectively train our current employees to support our business needs, our business and future growth prospects could suffer. For example, none of our officers or key employees is bound by an employment agreement for any specific term, and members of our senior management have left our company over the years for a variety of reasons. In addition, effective succession planning is important to our long-term success and our failure to ensure effective transfer of knowledge and smooth transitions involving our officers and other key personnel could hinder our strategic planning and execution.

In addition, our future success will depend upon our ability to attract, train and retain employees, particularly in our expected areas of growth such as security and cloud computing. Such efforts will require time, expense and attention by our employees as there is significant competition for talented individuals which affects both our ability to retain key employees and hire new ones and new hires require significant training. This competition results in increased costs in the form of cash and stock-based compensation and can have a dilutive impact on our stock. In addition, we are retasking certain of our employees to work on our compute solutions which will require the use of our resources and if we are unable to successfully retrain our employees, our compute business may suffer. The loss of the services of a significant number of our employees or any of our key employees or our inability to attract and retain new talent in a timely fashion may be disruptive to our operations and overall business.

Our failure to effectively manage our operations and maintain our company culture as our business evolves and our work practices change could harm us.

Our future operating results will depend on our ability to manage our operations and we believe our culture has been a key contributor to our success to date. As a result of the diversification of our business, personnel growth, the imposition of our FlexBase program, acquisitions and international expansion in recent years, many of our employees are now based outside of our Cambridge, Massachusetts headquarters.

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

We rolled out our FlexBase program in May 2022, which allows the more than 95% of our workforce designated as flexible to choose to work from an Akamai office, their home office or a combination of both. Although we believe a flexible working policy will help us attract and retain talent, our FlexBase program could, among other things, negatively impact employee morale and productivity, inhibit our ability to hire and train new employees and impede our ability to support customers at the levels they expect. In addition, certain security systems in homes or other remote workplaces may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Members of our workforce who access company data and systems remotely may not have access to technology that is as robust as that in our offices, which could cause the networks, information systems, applications and other tools available to those remote workers to be more limited or less reliable than in our offices. We may also be exposed to risks associated with the locations of remote workers, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing members of our workforce to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. If we are unable to effectively transition to a hybrid workforce, manage the cybersecurity and other risks of remote work, and maintain our corporate culture and workforce morale, our business could be harmed or otherwise negatively impacted.

Our restructuring and reorganization activities may be disruptive to our operations and harm our business.

Over the past several years, we have implemented internal restructurings and reorganizations designed to reduce the size and cost of our operations, improve operational efficiencies, enhance our ability to pursue market opportunities and accelerate our technology development initiatives. In February 2021, we announced a significant reorganization to create two new business groups linked to our security and edge delivery technologies as well as establishing a unified global sales force. During the first quarter of 2023, management committed to an action to restructure certain parts of the Company, including reducing headcounts, to enable it to prioritize investments in the fastest growing areas of the business. We may take similar steps in the future as we seek to realize operating synergies, optimize our operations to achieve our target operating model and profitability objectives, respond to market forces or better reflect changes in the strategic direction of our business. Disruptions in operations may occur as a result of taking these actions. Taking these actions may also result in significant expense for us, including with respect to workforce reductions, as well as decreased productivity due to employee distraction and unanticipated employee turnover. Substantial expense or business disruptions resulting from restructuring and reorganization activities could adversely affect our operating results.

We may have exposure to greater-than-anticipated tax liabilities.

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, or changes in tax laws, regulations or accounting principles, as well as certain discrete items such as equity-related compensation. In particular, in October 2021, a global consortium of countries agreed to establish a new framework for international tax reform, including the general rules for redefined jurisdictional taxation rights and a global minimum tax of 15% (Pillar 2). In December 2022, the European Union member states voted unanimously to adopt a Directive implementing the Pillar 2 (global minimum tax) rules giving member states until December 31, 2023 to implement the Directive into national legislation. Further details regarding the implementation of these rules are expected and if implemented, such reform may increase our tax liabilities and compliance costs and reduce our profitability. We have recorded certain tax reserves to address potential exposures involving our income tax and sales and use tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. We are currently subject to tax audits in various jurisdictions. If the ultimate outcome of any tax audits are adverse to us, our reserves may not be adequate to cover our total actual liability, and we would need to take a financial charge. Although we believe our estimates, our reserves and the positions we have taken in all jurisdictions are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

On August 16, 2022, President Joseph R. Biden signed into law the Inflation Reduction Act of 2022 (“IRA”). The IRA includes a 15% corporate alternative minimum tax for companies with modified GAAP net income in excess of $1 billion, a 1% excise tax on certain stock repurchases, and numerous environmental and green energy tax credits. Currently, we are not subject to the corporate alternative minimum tax. The impact of the excise tax on our stock repurchase program was immaterial for the three months ended June 30, 2023.

Fluctuations in foreign currency exchange rates affect our reported operating results in U.S. dollar terms.

Revenue generated and expenses incurred by our international subsidiaries are often denominated in their local currencies. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries are translated from local currencies into U.S. dollars. In addition, our financial results are subject to changes in exchange rates that impact the settlement of transactions in non-functional currencies. While we have implemented a foreign currency hedging program to mitigate transactional exposures, there is no guarantee it will be effective.

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

Local and foreign laws and regulations that apply to the internet related to, among other things, content liability, security requirements, law enforcement access to information, critical infrastructure, so-called "fair share" or internet content taxes, international data transfer restrictions, sanctions, export controls and restrictions on social media or other content could pose risks to our revenues, intellectual property and customer relationships as well as increase expenses or create other disadvantages to our business. Section 230 of the U.S. Communications Decency Act, often referred to as Section 230, gives websites that host user-generated content broad protection from legal liability for content posted on their sites. Proposals to repeal or amend Section 230 could expose us to greater legal liability in the conduct of our business. Our Acceptable Use Policy prohibits customers from using our network to deliver illegal or inappropriate content; if customers violate that policy, we may nonetheless face reputational damage, enforcement actions or lawsuits related to their content. Regulations have been enacted or proposed in a number of countries that limit the delivery of certain types of content into those countries. Enactment and expansion of such laws and regulations would negatively impact our revenues. For example, restrictions were adopted in India in 2020 prohibiting access to identified Chinese applications which caused a reduction in revenue to us. In addition, such laws and regulations could cause internet service providers, or others, to block our products in order to enforce content-blocking efforts. In addition, efforts to block a single product or domain name may end up blocking a number of other products or domain names in an overbroad manner that could affect our business. Interpretations of laws or regulations that would subject us to regulatory enforcement actions, supervision or, in the alternative, require us to exit a line of business or a country, could lead to the loss of significant revenues and have a negative impact on the quality of our solutions. Engineering efforts to build new capabilities to facilitate compliance with law enforcement access requirements, content access restrictions or other regulations could require us to take on substantial expense and divert engineering resources from other projects. These circumstances could harm our profitability.

We may need to defend against patent or copyright infringement claims, which would cause us to incur substantial costs or limit our ability to use certain technologies in the future.

As we expand our business and develop new technologies, products and services, we have become increasingly subject to intellectual property infringement and other claims and related litigation. We have also agreed to indemnify our customers and channel and strategic partners if our solutions infringe or misappropriate specified intellectual property rights; as a result, we have been and could again become involved in litigation or claims brought against customers or channel or strategic partners if our solutions or technology are the subject of such allegations. Any litigation or claims, whether or not valid, brought against us or pursuant to which we indemnify our customers or partners could result in substantial costs and diversion of resources and require us to do one or more of the following:cease selling, incorporating or using features, functionalities, products or services that incorporate the challenged intellectual property;pay substantial damages and incur significant litigation expenses;obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; or redesign products or services.If we are forced to take any of these actions, our business may be seriously harmed.

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

As of the date of this report, we had total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2025, and we had total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2027. We also entered into a credit facility in November 2022 that provides for an initial $500.0 million revolving credit facility, and under specified circumstances, the credit facility can be increased to up to $1 billion in aggregate principal amount. As of June 30, 2023, there were $20.0 million of outstanding borrowings under the credit facility. Our ability to repay any amounts we borrow under our credit facility, refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the applicable indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through future borrowing under the credit facility or the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. If we do not have sufficient cash upon conversion of the notes or to repurchase the notes following a fundamental change, we would be in default under the terms of the notes, which could seriously harm our business. Although the terms of our credit facility include certain financial ratios that potentially limit our future indebtedness, the terms of the notes do not. If we incur significantly more debt, this could intensify the risks described above. In addition, if we are unable to obtain financing to fund additional capital expenditures, acquisitions, and general corporate and other purposes on reasonable terms, or at all, then our business, operations and financial condition may be harmed.

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

Provisions of our charter, by-laws and Delaware law could make it more difficult for a third party to control or acquire us, even if doing so would be beneficial to our stockholders. These provisions include:our board of directors having the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director; stockholders needing to provide advance notice, additional disclosures and representations and warranties to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders' meeting; and the ability of our board of directors to issue, without stockholder approval, shares of undesignated preferred stock.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As disclosed in this Form 10-K, in the course of our audit for fiscal 2022, we identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2022 related to income taxes. The material weakness was caused by an inadequate control over the adoption and application of new accounting standards related to income taxes and resulted in immaterial errors to net deferred tax assets and provision for income taxes for the interim periods ended March 31, 2022, June 30, 2022 and September 30, 2022. We have designed and implemented changes in processes and controls to remediate the material weakness. We cannot assure you that the measures we may take in the future will be sufficient to remediate the control deficiencies that led to a material weakness in our internal controls over financial reporting or that they will prevent or avoid potential future material weaknesses. The material weakness in the Company’s internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing that these controls operate effectively. If we do not successfully remediate the material weakness, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated and require restatement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the second quarter of 2023 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (4)
April 1, 2023 – April 30, 2023	628,530	$79.92	628,530	$793,159
May 1, 2023 – May 31, 2023	661,304	83.59	661,304	737,882
June 1, 2023 – June 30, 2023	345,992	92.05	345,992	706,033
Total	1,635,826	$83.97	1,635,826

(1)Information is based on settlement dates of repurchase transactions.
(2)Consists of shares of our common stock, par value $0.01 per share.
(3)Includes commissions paid, but excludes any estimated excise taxes payable on share repurchases.
(4)Effective January 2022, our board of directors authorized a $1.8 billion share repurchase program through December 2024.

Item 5. Other Information

(a) Frequency of Say on Pay

As previously reported on Form 8-K, in a non-binding advisory vote on the frequency of future advisory votes on named executive officer compensation held at the Company's 2023 annual meeting of stockholders ("2023 annual meeting") on May 11, 2023, 118,490,155 shares voted for one year, 42,655 shares voted for two years, 2,617,556 shares voted for three years, 143,368 shares abstained and there were 7,347,846 broker non-votes. The Company has considered the outcome of this advisory vote and has determined, as was recommended with respect to this proposal by the Company’s board of directors in the proxy statement for the 2023 annual meeting, that the Company will hold future votes to approve the compensation paid to the Company’s named executive officers (“say on pay votes”) on an annual basis until the next required vote on the frequency of say on pay votes. This disclosure is intended to satisfy Item 5.07(d) of Form 8-K.

(c) Director and Officer Trading Arrangements

The following table describes, for the quarterly period covered by this report, each trading arrangement for the sale or purchase of Company securities adopted, terminated or for which the amount, pricing or timing provisions were modified by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased or Sold
Paul C. Joseph (EVP, Global Sales and Services)	Adoption (May 23, 2023)	Rule 10b5-1 trading arrangement	Sales	Until March 15, 2024, or such earlier date upon which all transactions are completed or expire without execution	16,000 shares of common stock
Edward McGowan (EVP, Chief Financial Officer and Treasurer)	Adoption (June 14, 2023)	Rule 10b5-1 trading arrangement	Sales	Until March 18, 2024, or such earlier date upon which all transactions are completed or expire without execution	11,096 shares of common stock

Item 6. Exhibits

Exhibit 10.1
Akamai Technologies, Inc. Second Amended and Restated 2013 Stock Incentive Plan, as amended (incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275) filed with the Securities and Exchange Commission on May 15, 2023)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.INS)

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

August 8, 2023	By:	/s/ Edward McGowan
Edward McGowan
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)