Form 10-Q
period 2023-09-30
AKAMAI TECHNOLOGIES INC
filed 2023-11-08
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 3, 2023: 150,831,568

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data) (unaudited)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$459,907	$542,337
Marketable securities	479,355	562,979
Accounts receivable, net of reserves of $6,087 and $5,917 at September 30, 2023, and December 31, 2022, respectively	713,382	679,206
Prepaid expenses and other current assets	214,737	185,040
Total current assets	1,867,381	1,969,562
Marketable securities	1,208,797	320,531
Property and equipment, net	1,786,355	1,540,182
Operating lease right-of-use assets	883,686	813,372
Acquired intangible assets, net	465,203	441,716
Goodwill	2,843,020	2,763,838
Deferred income tax assets	405,251	337,677
Other assets	122,395	116,522
Total assets	$9,582,088	$8,303,400

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(in thousands, except share data) (unaudited)	September 30, 2023	December 31, 2022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$144,466	$145,420
Accrued expenses	329,354	367,017
Deferred revenue	124,394	105,109
Operating lease liabilities	205,090	196,094
Other current liabilities	7,187	5,228
Total current liabilities	810,491	818,868
Deferred revenue	26,991	22,117
Deferred income tax liabilities	20,935	18,400
Convertible senior notes	3,536,342	2,285,258
Operating lease liabilities	760,653	693,265
Other liabilities	102,472	105,305
Total liabilities	5,257,884	3,943,213
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 158,262,004 shares issued and 150,955,849 shares outstanding at September 30, 2023, and 156,494,816 shares issued and outstanding at December 31, 2022	1,583	1,565
Additional paid-in capital	2,756,910	2,578,603
Accumulated other comprehensive loss	(137,472)	(140,332)
Treasury stock, at cost, 7,306,155 shares at September 30, 2023, and no shares at December 31, 2022	(603,632)	—
Retained earnings	2,306,815	1,920,351
Total stockholders’ equity	4,324,204	4,360,187
Total liabilities and stockholders’ equity	$9,582,088	$8,303,400

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data) (unaudited)	2023	2022	2023	2022
Revenue	$965,484	$881,896	$2,816,903	$2,688,875
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	383,075	346,450	1,117,666	1,025,851
Research and development	105,942	94,047	296,846	286,052
Sales and marketing	132,309	123,935	397,970	373,319
General and administrative	147,326	139,425	445,276	433,906
Amortization of acquired intangible assets	18,108	17,374	49,918	47,990
Restructuring charge	2,595	227	56,675	12,958
Total costs and operating expenses	789,355	721,458	2,364,351	2,180,076
Income from operations	176,129	160,438	452,552	508,799
Interest and marketable securities income (loss), net	11,412	782	21,213	(1,760)
Interest expense	(4,987)	(2,785)	(10,825)	(8,412)
Other expense, net	(3,161)	(275)	(6,654)	(9,024)
Income before provision for income taxes	179,393	158,160	456,286	489,603
Provision for income taxes	(20,326)	(34,466)	(71,297)	(87,058)
Gain (loss) from equity method investment	1,475	—	1,475	(7,635)
Net income	$160,542	$123,694	$386,464	$394,910
Net income per share:
Basic	$1.06	$0.78	$2.53	$2.47
Diluted	$1.04	$0.78	$2.50	$2.45
Shares used in per share calculations:
Basic	151,359	158,715	153,020	159,749
Diluted	154,976	159,068	154,855	161,472

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands) (unaudited)	2023	2022	2023	2022
Net income	$160,542	$123,694	$386,464	$394,910
Other comprehensive (loss) income:
Foreign currency translation adjustments	(20,250)	(39,079)	(9,604)	(86,321)
Change in unrealized gain (loss) on available-for-sale investments, net of income tax (provision) benefit of $(883), $2,605, $(4,014) and $8,120 for the three and nine months ended September 30, 2023 and 2022, respectively	2,742	(4,514)	12,464	(31,246)
Other comprehensive (loss) income	(17,508)	(43,593)	2,860	(117,567)
Comprehensive income	$143,034	$80,101	$389,324	$277,343

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(in thousands) (unaudited)	2023	2022
Cash flows from operating activities:
Net income	$386,464	$394,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	423,142	444,184
Stock-based compensation	236,344	158,811
Benefit for deferred income taxes	(9,763)	(82,603)
Amortization of debt issuance costs	3,600	3,296
(Gain) loss on investments	(311)	15,895
Other non-cash reconciling items, net	45,202	25,094
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(46,262)	26,849
Prepaid expenses and other current assets	(16,103)	(42,871)
Accounts payable and accrued expenses	(60,170)	(64,727)
Deferred revenue	24,146	23,503
Other current liabilities	2,290	(3,808)
Other non-current assets and liabilities	(29,333)	34,645
Net cash provided by operating activities	959,246	933,178
Cash flows from investing activities:
Cash paid for business acquisitions, net of cash acquired	(106,171)	(872,091)
Cash paid for asset acquisition	(36,348)	—
Cash received from equity method investment	1,475	—
Purchases of property and equipment	(387,505)	(176,017)
Capitalization of internal-use software development costs	(208,648)	(171,497)
Purchases of short- and long-term marketable securities	(1,569,837)	—
Proceeds from sales of short- and long-term marketable securities	200,894	575,522
Proceeds from maturities and redemptions of short- and long-term marketable securities	582,641	120,433
Other, net	(8,906)	(4,003)
Net cash used in investing activities	(1,532,405)	(527,653)

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Nine Months Ended September 30,
(in thousands) (unaudited)	2023	2022
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	90,000	125,000
Repayment of borrowings under revolving credit facility	(90,000)	(125,000)
Proceeds from the issuance of convertible senior notes, net of issuance costs	1,247,388	—
Proceeds from the issuance of warrants related to convertible senior notes	90,195	—
Purchase of note hedge related to convertible senior notes	(236,555)	—
Proceeds related to the issuance of common stock under stock plans	49,553	45,989
Employee taxes paid related to net share settlement of stock-based awards	(50,910)	(71,656)
Repurchases of common stock	(599,155)	(430,269)
Other, net	(360)	(281)
Net cash provided by (used in) financing activities	500,156	(456,217)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(7,729)	(27,237)
Net decrease in cash, cash equivalents and restricted cash	(80,732)	(77,929)
Cash, cash equivalents and restricted cash at beginning of period	543,022	537,751
Cash, cash equivalents and restricted cash at end of period	$462,290	$459,822

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds received of $7,462 and $8,499 for the nine months ended September 30, 2023 and 2022, respectively	$109,820	$132,726
Cash paid for interest expense	5,610	5,031
Cash paid for operating lease liabilities	187,888	168,215
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	252,961	139,814
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	56,345	46,016
Capitalization of stock-based compensation	60,325	24,499

Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$459,907	$457,816
Restricted cash	2,383	2,006
Cash, cash equivalents and restricted cash	$462,290	$459,822

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended September 30, 2023
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2023	151,790,861	$1,580	$2,751,681	$(119,964)	$(490,403)	$2,146,273	$4,289,167
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	279,776	3	(11,463)				(11,460)
Stock-based compensation			105,424				105,424
Issuance of warrants related to convertible senior notes			90,195				90,195
Purchase of note hedge related to convertible senior notes, net of deferred taxes of $57,628			(178,927)				(178,927)
Repurchases of common stock	(1,114,788)				(113,229)		(113,229)
Net income						160,542	160,542
Foreign currency translation adjustment				(20,250)			(20,250)
Change in unrealized gain on available-for-sale investments, net of tax				2,742			2,742
Balance at September 30, 2023	150,955,849	$1,583	$2,756,910	$(137,472)	$(603,632)	$2,306,815	$4,324,204

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Three Months Ended September 30, 2022
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2022	159,469,828	$1,620	$3,054,200	$(143,079)	$(267,642)	$1,667,895	$4,312,994
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	195,331	2	(8,244)				(8,242)
Stock-based compensation			59,014				59,014
Repurchases of common stock	(1,788,548)				(162,627)		(162,627)
Net income						123,694	123,694
Foreign currency translation adjustment				(39,079)			(39,079)
Change in unrealized loss on available-for-sale investments, net of tax				(4,514)			(4,514)
Balance at September 30, 2022	157,876,611	$1,622	$3,104,970	$(186,672)	$(430,269)	$1,791,589	$4,281,240

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Nine Months Ended September 30, 2023
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2023	156,494,816	$1,565	$2,578,603	$(140,332)	$—	$1,920,351	$4,360,187
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,367,793	14	(52,716)				(52,702)
Issuance of common stock under employee stock purchase plan	399,395	4	31,265				31,269
Stock-based compensation			288,490				288,490
Issuance of warrants related to convertible senior notes			90,195				90,195
Purchase of note hedge related to convertible senior notes, net of deferred taxes of $57,628			(178,927)				(178,927)
Repurchases of common stock	(7,306,155)				(603,632)		(603,632)
Net income						386,464	386,464
Foreign currency translation adjustment				(9,604)			(9,604)
Change in unrealized gain on available-for-sale investments, net of tax				12,464			12,464
Balance at September 30, 2023	150,955,849	$1,583	$2,756,910	$(137,472)	$(603,632)	$2,306,815	$4,324,204

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Nine Months Ended September 30, 2022
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2022	160,512,111	$1,605	$3,340,822	$(69,105)	$—	$1,256,692	$4,530,014
Cumulative-effect adjustment from adoption of new accounting pronouncement			(375,414)			139,987	(235,427)
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,376,712	14	(72,784)				(72,770)
Issuance of common stock under employee stock purchase plan	335,644	3	29,305				29,308
Stock-based compensation			183,041				183,041
Repurchases of common stock	(4,347,856)				(430,269)		(430,269)
Net income						394,910	394,910
Foreign currency translation adjustment				(86,321)			(86,321)
Change in unrealized loss on available-for-sale investments, net of tax				(31,246)			(31,246)
Balance at September 30, 2022	157,876,611	$1,622	$3,104,970	$(186,672)	$(430,269)	$1,791,589	$4,281,240

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides solutions to power and protect life online. Its massively distributed edge and cloud platform, or Akamai Connected Cloud, comprises more than 4,100 locations across approximately 130 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company is currently organized and operates as one reportable and operating segment.

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

The results of operations presented in this quarterly report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for any future periods. In the opinion of management, these unaudited interim condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of the results of all interim periods reported herein. The presentation of certain items in the interim condensed consolidated statements of cash flows has changed for the prior periods to be comparable with the presentation for the quarter ended September 30, 2023. The change had no net impact on the Company's cash flows from operating, investing or financing activities for the prior periods.

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

Changes to the interim condensed consolidated statements of income for the three and nine months ended September 30, 2022, as a result of the error, were as follows (in thousands, except per share data):

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

The condensed consolidated statements of comprehensive income, condensed consolidated statements of cash flows and condensed consolidated statements of shareholders' equity for the three and nine months ended September 30, 2022, were also revised to reflect the impact to net income as stated in the table above. The benefit for deferred income taxes was also adjusted in the interim condensed consolidated statement of cash flows; however, the error had no net impact on cash flows from operating, investing or financing activities for the nine months ended September 30, 2022.

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

The Company has implemented software and hardware initiatives to manage its global network more efficiently and, as a result, the expected average useful life of its servers increased from five years to six years, effective January 1, 2023. These changes decreased depreciation expense by $15.3 million and $48.0 million for the three and nine months ended September 30, 2023, respectively, and increased net income by $12.8 million and $40.1 million for the three and nine months ended September 30, 2023, respectively, or $0.08 and $0.26 per share, for the three and nine months ended September 30, 2023, respectively.

2. Fair Value Measurements

Available-for-sale marketable securities held as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

				Classification on Balance Sheet
	Amortized Cost	Gross Unrealized Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of September 30, 2023
Commercial paper	$986	$(2)	$984	$984	$—
Corporate bonds	1,198,624	(11,527)	1,187,097	307,876	879,221
U.S. government agency obligations	479,186	(3,412)	475,774	166,463	309,311
	$1,678,796	$(14,941)	$1,663,855	$475,323	$1,188,532

As of December 31, 2022
Time deposits	$19,530	$—	$19,530	$19,530	$—
Corporate bonds	624,082	(21,029)	603,053	362,458	240,595
U.S. government agency obligations	252,573	(10,391)	242,182	180,320	61,862
	$896,185	$(31,420)	$864,765	$562,308	$302,457

The Company offers certain eligible employees the ability to participate in a non-qualified deferred compensation plan. The mutual funds held by the Company that are associated with this plan are classified as restricted trading securities. Additionally, the Company holds certain money market funds that are classified as marketable securities. These securities are not included in the available-for-sale securities table above but are included in marketable securities in the interim condensed consolidated balance sheets.

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the interim condensed consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest and marketable securities income (loss), net in the interim condensed consolidated statements of income. As of September 30, 2023, the Company held for investment corporate bonds and U.S. government agency obligations with a fair value of $486.1 million, which are classified as available-for-sale marketable securities and have been in a continuous unrealized loss position for more than 12 months. The unrealized losses related to these securities were $10.4 million and are included in accumulated other comprehensive loss as of September 30, 2023. The unrealized losses are attributable to changes in interest rates. Based on the evaluation of available evidence, the Company does not believe any unrealized losses represent credit losses.

The fair value measurements within the fair value hierarchy of the Company’s financial assets as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
As of September 30, 2023
Cash Equivalents and Marketable Securities:
Money market funds	$43,700	$43,700	$—
Certificates of deposit	25,246	—	25,246
Commercial paper	984	—	984
Corporate bonds	1,187,097	—	1,187,097
U.S. government agency obligations	475,774	—	475,774
Mutual funds	20,951	20,951	—
	$1,753,752	$64,651	$1,689,101

As of December 31, 2022
Cash Equivalents and Marketable Securities:
Money market funds	$999	$999	$—
Time deposits	285,830	—	285,830
Corporate bonds	603,053	—	603,053
U.S. government agency obligations	242,182	—	242,182
Mutual funds	18,745	18,745	—
	$1,150,809	$19,744	$1,131,065

As of September 30, 2023 and December 31, 2022, the Company grouped money market funds and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of September 30, 2023 and December 31, 2022, the Company grouped time deposits, commercial paper, corporate bonds, certificates of deposit and U.S. government agency obligations using a Level 2 valuation because quoted prices for similar assets in active markets (or identical assets in an inactive market) are available. The Company did not have any transfers of assets or liabilities between Level 1 or Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2023.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Due in 1 year or less	$475,323	$562,308
Due after 1 year through 5 years	1,188,532	302,457
	$1,663,855	$864,765

3. Accounts Receivable

Net accounts receivable consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Trade accounts receivable	$514,375	$490,162
Unbilled accounts receivable	205,094	194,961
Gross accounts receivable	719,469	685,123
Allowances for current expected credit losses and other reserves	(6,087)	(5,917)
Accounts receivable, net	$713,382	$679,206

A summary of activity in the accounts receivable allowance for current expected credit losses and other reserves for the nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	September 30, 2023	September 30, 2022
Beginning balance	$5,917	$1,397
Charges to income from operations	10,209	4,470
Collections from customers previously reserved and other	(10,039)	(3,413)
Ending balance	$6,087	$2,454

Charges to income from operations primarily represents charges to provision for doubtful accounts for increases in the allowance for current expected credit losses.

4. Incremental Costs to Obtain a Contract with a Customer

Deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Deferred costs included in prepaid expenses and other current assets	$39,139	$37,316
Deferred costs included in other assets	34,857	29,069
Total deferred costs	$73,996	$66,385

Information related to incremental costs to obtain a contract with a customer for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization expense related to deferred costs	$12,840	$12,498	$37,225	$40,670
Incremental costs capitalized	15,650	9,733	45,448	30,486

Amortization expense related to deferred costs is primarily included in sales and marketing expense in the interim condensed consolidated statements of income.

5. Acquired Intangible Assets and Goodwill

Acquired intangible assets that are subject to amortization consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$353,858	$(187,825)	$166,033	$327,848	$(162,323)	$165,525
Customer-related intangible assets	528,162	(265,584)	262,578	480,817	(244,158)	236,659
Non-compete agreements	—	—	—	244	(183)	61
Trademarks and trade names	14,649	(8,754)	5,895	14,642	(7,585)	7,057
Acquired license rights	34,810	(4,113)	30,697	34,810	(2,396)	32,414
Total	$931,479	$(466,276)	$465,203	$858,361	$(416,645)	$441,716

Aggregate expense related to amortization of acquired intangible assets for the three and nine months ended September 30, 2023 was $18.1 million and $49.9 million, respectively. Aggregate expense related to amortization of acquired intangible assets for the three and nine months ended September 30, 2022 was $17.4 million and $48.0 million, respectively. Based on the Company’s acquired intangible assets as of September 30, 2023, aggregate expense related to amortization of acquired intangible assets is expected to be $15.2 million for the remainder of 2023, and $67.0 million, $68.5 million, $66.1 million and $53.6 million for 2024, 2025, 2026 and 2027, respectively.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2023 were as follows (in thousands):

Balance as of January 1, 2023	$2,763,838
Acquisition of StorageOS, Inc.	14,046
Acquisition of Neosec, Inc.	66,882
Foreign currency translation	(1,746)
Balance as of September 30, 2023	$2,843,020

The Company tests goodwill for impairment at least annually. Through the date the interim condensed consolidated financial statements were issued, no triggering events have occurred that would indicate that a potential impairment exists.

6. Acquisitions

Asset Acquisitions

Lumen

In October 2023, the Company acquired certain customer contracts from Lumen Technologies, Inc ("Lumen"), a content delivery provider, and certain of its affiliates. The preliminary purchase price was $75.0 million and is expected to be allocated to a customer-related intangible asset that will be amortized in a pattern that matches expense with expected economic benefits. The acquisition is intended to further strengthen the Company's existing content delivery and other businesses as the Company transitions the acquired customers to its Akamai Connected Cloud and offers its portfolio of other services to such customers.

StackPath

In August 2023, the Company acquired certain customer contracts from StackPath, LLC ("StackPath"), a content delivery provider, and certain of its affiliates. The preliminary purchase price was $47.2 million which includes costs to acquire assets and an estimated additional payment for the expected achievement of certain post-closing milestones. As of September 30, 2023, the Company paid $36.3 million of the purchase price in cash to StackPath and expects to pay the remaining consideration, if payable, by the end of the second quarter of 2024. The purchase price was allocated to a customer-related intangible asset that will be amortized over 13.4 years in a pattern that matches expense with expected economic benefits. The acquisition is intended to further strengthen the Company’s existing content delivery and other businesses as the Company transitions the acquired customers to its Akamai Connected Cloud and offers its portfolio of other services to such customers.

Business Acquisitions

Business acquisition-related costs during the three and nine months ended September 30, 2023 were $0.7 million and $3.2 million, respectively, and are included in general and administrative expense in the interim condensed consolidated statements of income. Pro forma results of operations for the acquisitions completed during the nine months ended September 30, 2023 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company's consolidated financial results. Revenue and earnings of the acquired companies since the dates of the acquisitions are included in the Company's interim condensed consolidated statements of income and are not presented separately because they are not material.

Neosec

In May 2023, the Company acquired all the outstanding equity interests of Neosec, Inc. ("Neosec") for $91.4 million in cash. Neosec is an application programming interface ("API") detection and response platform based on data and behavioral analytics. The acquisition is intended to complement the Company's application and API security portfolio by extending its visibility into the rapidly growing API threat landscape. The Company allocated $66.9 million of the purchase price to goodwill and $19.9 million to identifiable intangible assets, primarily consisting of completed technologies. The total weighted average useful life of the intangible assets acquired from Neosec is 9.7 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. The value of the goodwill can be attributed to a number of business factors, including the expected impact from the ability to interface with the Company's platform. The Company expects that $33.8 million of the goodwill related to the acquisition of Neosec will be deductible for tax purposes as a result of post-acquisition transactions. As of September 30, 2023, the purchase price allocation was substantially complete except for the finalization of certain income tax matters.

StorageOS

In March 2023, the Company acquired all the outstanding equity interests of StorageOS, Inc. ("StorageOS"), also known as Ondat, a cloud-based storage technology provider for $20.6 million in cash. The acquisition of StorageOS's cloud storage technology and its industry-recognized talent is intended to strengthen the Company's cloud computing offerings. Storage is a key component of any cloud computing offering, and this acquisition is expected to enhance the Company's storage capabilities, allowing the Company to offer a fundamentally different approach to cloud that integrates core and distributed computing sites with a massively scaled edge network. The Company allocated $14.0 million of the purchase price to goodwill and $4.5 million to a completed technology identifiable intangible asset with a useful life of 8.8 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. The value of the goodwill is primarily attributable to synergies related to the integration of StorageOS technology onto the Company's platform as well as a trained technical workforce. All of the goodwill related to the acquisition of StorageOS is expected to be deductible for tax purposes as a result of post-acquisition transactions. As of September 30, 2023, the purchase price allocation was substantially complete except for the finalization of certain income tax matters.

7. Debt

Convertible Senior Notes

The Company has three convertible senior notes ("2025 Notes", "2027 Notes" and "2029 Notes") outstanding with a par value totaling $3,565.0 million (collectively, the "Notes") that are senior unsecured obligations of the Company and bear interest payable semi-annually in arrears. The following table summarizes further details of the Notes:

Notes	Issuance Date	Maturity Date	Principal Amount (in thousands)	Coupon Interest Rate	Effective Interest Rate
2025 Notes	May 21, 2018	May 1, 2025	$1,150,000	0.125%	0.350%
2027 Notes	August 16, 2019	September 1, 2027	$1,150,000	0.375%	0.539%
2029 Notes	August 18, 2023	February 15, 2029	$1,265,000	1.125%	1.388%

Conversion rights of the Notes

At their option, holders may exercise the conversion right of the respective Notes at the following specified times and rates to receive the principal amount in cash and receive any amount in excess of the principal amount in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.

Prior to the close of business on the business day immediately preceding the conversion date, as noted in the table below, under the following circumstances:

•during any calendar quarter commencing after the calendar quarter ended June 30, 2018 for the 2025 Notes, December 31, 2019 for the 2027 Notes and December 31, 2023 for the 2029 Notes (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the respective Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or

•upon the occurrence of specified corporate events.

On or after the respective conversion date, as noted in the table below, holders may convert all or any portion of their respective Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.

If the Company undergoes a fundamental change at any time prior to the maturity date, holders of the Notes will have the right, at their option, to require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The conversion rights of the Notes are as follows:

Notes	Conversion Date	Conversion Rate (1)	Conversion Price per Share (1)
2025 Notes	January 1, 2025	10.5150	$95.10
2027 Notes	May 1, 2027	8.6073	$116.18
2029 Notes	October 15, 2028	7.9170	$126.31

(1) The conversion rate for the Notes is established as a number of shares of the Company's commons stock per $1,000 principal amount of the Notes, that is equivalent to the conversion price per share, subject to adjustments in certain events. Upon the occurrence of certain corporate events the Company will increase the conversion rate for a holder that elects to convert its Notes.

Components and fair value of the Notes

The Notes consisted of the following components as of September 30, 2023 and December 31, 2022 (in thousands):

	2025 Notes	2027 Notes	2029 Notes	Total
As of September 30, 2023
Principal	$1,150,000	$1,150,000	$1,265,000	$3,565,000
Less: issuance costs, net of amortization	(4,106)	(7,300)	(17,252)	(28,658)
Net carrying amount	$1,145,894	$1,142,700	$1,247,748	$3,536,342

Estimated fair value (1)	$1,363,394	$1,203,395	$1,281,622	$3,848,411

As of December 31, 2022
Principal	$1,150,000	$1,150,000	$—	$2,300,000
Less: issuance costs, net of amortization	(6,035)	(8,707)	—	(14,742)
Net carrying amount	$1,143,965	$1,141,293	$—	$2,285,258

Estimated fair value (1)	$1,209,076	$1,111,038	$—	$2,320,114

(1) The fair values were determined based on the quoted prices of the Notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 within the fair value hierarchy.

Note Hedge and Warrants

To minimize the impact of potential dilution upon conversion of the Notes, the Company entered into convertible note hedge transactions with respect to its common stock in each respective issuance month. The note hedge transactions cover an approximate number of shares of the Company’s common stock at a strike price that corresponds to the conversion prices for the Notes, also subject to adjustment, and are exercisable upon conversion of the Notes. The note hedge transactions expire upon the respective maturity dates of the Notes. The Company determined that the note hedges meet the definition of a derivative and are classified in stockholders’ equity, as the note hedges are indexed to the Company's common stock, and the Company, at its election, may receive cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock. The Company recorded the purchase of the hedges as a decrease to additional paid-in capital. The Company does not recognize subsequent changes in fair value of the note hedges in its interim condensed consolidated financial statements.

Separately, the Company entered into warrant transactions, whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, shares of the Company’s common stock at a predetermined strike price per share. The convertible note hedge and warrant transactions will generally have the effect of increasing the conversion price of the each of the Notes to the respective strike price related to the warrant transactions. The Company determined that the warrants meet the definition of a derivative and are classified in stockholders’ equity, as the warrants are indexed to the Company's common stock, and the Company, at its election, may pay or deliver to holders cash or shares of the Company's common stock. The Company recorded the proceeds from the issuance of the warrants as an increase to additional paid-in capital. The Company does not recognize subsequent changes in fair value of the warrants in its interim condensed consolidated financial statements. The below table summarizes the main terms impacting the note hedges and warrants (in thousands, except per share data):

	2025 Notes	2027 Notes	2029 Notes
Note hedge transaction cost	$261,740	$312,225	$236,555
Shares covered by note hedge transaction	12,093	9,898	10,015
Shares related to warrant transaction	12,093	9,898	10,015
Strike price per share related to warrant transaction	$149.18	$178.74	$180.44
Aggregate proceeds from sale of warrants	$119,945	$185,150	$90,195

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

The 2022 Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on subsidiary indebtedness, liens and fundamental changes. These covenants are subject to a number of important exceptions and qualifications. The principal financial covenant requires a maximum consolidated leverage ratio. As of September 30, 2023, the Company was in compliance with all covenants. There were no outstanding borrowings under the 2022 Credit Agreement as of September 30, 2023.

Interest Expense

The Notes bear interest at fixed rates that are payable semi-annually in arrears on their respective interest payments dates each year. Interest expense, together with ongoing commitment fees under the terms of the Company's credit agreements, included in the interim condensed consolidated statements of income for the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization of debt issuance costs	$1,528	$1,170	$3,861	$3,507
Coupon interest payable on 2025 Notes	359	360	1,077	1,078
Coupon interest payable on 2027 Notes	1,078	1,078	3,234	3,234
Coupon interest payable on 2029 Notes	1,660	—	1,660	—
Interest payable and commitment fees under the credit agreements	486	261	1,254	804
Capitalization of interest expense	(124)	(84)	(261)	(211)
Total interest expense	$4,987	$2,785	$10,825	$8,412

8. Restructuring

During the first quarter of 2023, management committed to an action to restructure certain parts of the Company to enable it to prioritize investments in the fastest growing areas of the business. As a result, certain headcount reductions were necessary. The Company has incurred $21.0 million related to this action during the nine months ended September 30, 2023. The Company does not expect to incur material additional charges related to this action.

The Company launched its FlexBase program in May 2022, which is a flexible workspace arrangement that allows employees to choose to work from their home office, a Company office or a combination of both, which is a significant change to the way employees worked prior to the program. The Company began to identify certain facilities that were no longer needed in the fourth quarter of 2021. As a result, impairments of right-of-use assets and leasehold improvements were recognized. The Company has incurred $34.8 million of restructuring charges related to this action, of which $2.1 million and $27.4 million was incurred during the three and nine months ended September 30, 2023, respectively, and $3.1 million was incurred during the nine months ended September 30, 2022. As the Company continues to execute its FlexBase program, additional charges related to this action are expected to occur into early 2024, however, the Company does not expect to incur any material additional restructuring charges related to this action.

The Company also recognizes restructuring charges for redundant employees, facilities and contracts associated with completed acquisitions.

The changes in the Company's accrual for employee severance and related benefits for all restructuring actions for the nine months ended September 30, 2023 were as follows (in thousands):

Balance as of January 1, 2023	$541
Costs incurred	21,407
Cash disbursements	(19,368)
Translation adjustments and other	(70)
Balance as of September 30, 2023	$2,510

9. Stockholders’ Equity

Share Repurchase Program

Effective January 2022, the board of directors of the Company authorized a $1.8 billion share repurchase program through December 2024. During the three and nine months ended September 30, 2023, the Company repurchased 1.1 million and 7.3 million shares of its common stock, respectively, for $113.2 million and $599.2 million, respectively. The Company's goals for the share repurchase program are to offset the dilution created by its employee equity compensation programs over time and provide the flexibility to return capital to stockholders as business and market conditions warrant, while still preserving its ability to pursue other strategic opportunities.

Stock-Based Compensation

Components of total stock-based compensation included in the Company’s interim condensed consolidated statements of income for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$11,236	$7,237	$31,904	$20,604
Research and development	33,366	18,698	87,468	56,338
Sales and marketing	17,290	11,375	48,558	35,153
General and administrative	25,125	13,392	68,414	46,716
Total stock-based compensation	87,017	50,702	236,344	158,811
Provision for income taxes	(10,028)	(10,076)	(40,249)	(36,980)
Total stock-based compensation, net of income taxes	$76,989	$40,626	$196,095	$121,831

During 2023, the Company redesigned one of its non-executive short-term incentive compensation programs from a cash-based to a stock-based program that vests in one year. The Company also introduced a non-executive incentive program tied to its initiative to migrate certain applications from third-party cloud platforms onto the Akamai Connected Cloud that vests over two years. These programs, headcount growth, an increase in equity award sizes to some new hires and existing employees due to market conditions and expected achievement of executive performance-based compensation plans increased stock-based compensation for the three and nine months ended September 30, 2023.

In addition to the amounts of stock-based compensation reported in the table above, the Company’s interim condensed consolidated statements of income for the three and nine months ended September 30, 2023 include stock-based compensation reflected as a component of amortization primarily consisting of capitalized internal-use software of $8.7 million and $24.1 million, respectively, before taxes, and for the three and nine months ended September 30, 2022 include stock-based compensation reflected as a component of amortization of capitalized internal-use software of $7.6 million and $22.9 million, respectively, before taxes.

10. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the nine months ended September 30, 2023 were as follows (in thousands):

	Foreign Currency Translation	Net Unrealized (Losses) Gains on Investments	Total
Balance as of January 1, 2023	$(116,474)	$(23,858)	$(140,332)
Other comprehensive income	(9,604)	12,464	2,860
Balance as of September 30, 2023	$(126,078)	$(11,394)	$(137,472)

The Company reclassified $0.1 million from accumulated other comprehensive loss to net income for the nine months ended September 30, 2023.

11. Revenue from Contracts with Customers

The Company sells its services through a sales force located both domestically and abroad. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. Revenue by geography included in the Company’s interim condensed consolidated statements of income for the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
U.S.	$498,536	$461,087	$1,452,431	$1,419,248
International	466,948	420,809	1,364,472	1,269,627
Total revenue	$965,484	$881,896	$2,816,903	$2,688,875

The Company reports its revenue in three solution categories: security, delivery and compute. Security includes solutions that are designed to protect business online by keeping infrastructure, websites, applications and users safe. Delivery includes solutions that are designed to enable business online, including media delivery and web performance. Compute includes cloud computing, edge applications, cloud optimization and storage. Revenue by solution category included in the Company’s interim condensed consolidated statements of income for the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Security	$455,792	$379,509	$1,294,290	$1,141,740
Delivery	379,304	393,248	1,153,386	1,254,074
Compute	130,388	109,139	369,227	293,061
Total revenue	$965,484	$881,896	$2,816,903	$2,688,875

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

During the nine months ended September 30, 2023 and 2022, the Company recognized $98.2 million and $95.9 million of revenue that was included in deferred revenue as of December 31, 2022 and 2021, respectively.

As of September 30, 2023, the aggregate amount of remaining performance obligations from contracts with customers was $3.2 billion. The Company expects to recognize approximately 65% of its remaining performance obligations as revenue over the next 12 months. The majority of the remaining balance is expected to be recognized over the next two to three years. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration, such as usage-based contracts with no committed contract, as well as anticipated renewed contracts. Revenue recognized during the nine months ended September 30, 2023 and 2022, related to performance obligations satisfied in previous periods was not material.

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

The Company’s effective income tax rate was 15.6% and 17.8% for the nine months ended September 30, 2023 and 2022, respectively. The lower effective tax rate for the nine months ended September 30, 2023 was primarily due to a decrease in intercompany sales of intellectual property and global intangible low taxed income. These amounts were partially offset by an increase in non-deductible stock-based compensation and a decrease in the excess tax benefit related to stock-based compensation.

For the nine months ended September 30, 2023, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by non-deductible stock-based compensation and a shortfall related to stock-based compensation.

For the nine months ended September 30, 2022, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the benefit of U.S. federal, state and foreign research and development tax credits and the excess tax benefit related to stock-based compensation. These amounts were partially offset by an intercompany sale of intellectual property, the tax on global intangible low taxed income and non-deductible stock-based compensation.

13. Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options, stock awards (which include restricted stock units, restricted stock awards and deferred stock units), convertible senior notes and warrants issued by the Company. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method and the dilutive effect of the convertible securities is reflected in diluted earnings per share by application of the if-converted method.

The components used in the computation of basic and diluted net income per share for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$160,542	$123,694	$386,464	$394,910
Denominator:
Shares used for basic net income per share	151,359	158,715	153,020	159,749
Effect of dilutive securities:
Stock options	—	1	5	17
Stock awards	3,073	352	1,649	746
Convertible senior notes (1)	544	—	181	960
Warrants related to issuance of convertible senior notes	—	—	—	—
Shares used for diluted net income per share	154,976	159,068	154,855	161,472
Basic net income per share	$1.06	$0.78	$2.53	$2.47
Diluted net income per share	$1.04	$0.78	$2.50	$2.45

(1) These shares are included in shares used for diluted net income per share for the three and nine months ended September 30, 2023, and for the nine months ended September 30, 2022, as the Company's average stock price was in excess of $95.10, which is the initial conversion price of the convertible senior notes due in 2025.

For the three and nine months ended September 30, 2023 and 2022, certain potential outstanding shares from service-based stock awards and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain market- and performance-based stock awards were excluded from the computation of diluted net income per share because the underlying market and performance conditions for such awards had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Service-based stock awards	1,501	2,478	3,842	2,313
Market- and performance-based stock awards	1,250	1,022	1,367	1,032
Warrants related to issuance of convertible senior notes	32,006	21,991	25,329	21,991
Total shares excluded from computation	34,757	25,491	30,538	25,336

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and notes to our unaudited interim condensed consolidated financial statements included herein contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “could,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “estimates,” “if,” “continues,” “goal,” “likely,” “may,” “will” or similar expressions indicates a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make as a result of various factors, including, but not limited to: potential slowing revenue growth, global economic and geopolitical conditions, our ability to acquire or develop new solutions, our ability to compete effectively, including our ability to continue to grow our compute solutions, security risks stemming from ineffective information technology systems or cybersecurity breaches, risks of maintaining global operations, regulatory developments, intellectual property claims or disputes, investment related risks and maintaining an effective system of internal controls. See “Risk Factors” elsewhere in this quarterly report on Form 10-Q and in our other reports with the Securities and Exchange Commission for a discussion of certain risks associated with our business. We disclaim any obligation to update forward-looking statements as a result of new information, future events or otherwise, including the potential impact of any mergers, acquisitions, divestitures or other events that may be announced after the date hereof.

Our management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which we have prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The preparation of these unaudited interim condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, revenue recognition, accounts receivable and related reserves, valuation and impairment of marketable securities, goodwill and acquired intangible assets, capitalized internal-use software development costs, impairment and useful lives of long-lived assets, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time they are made. Actual results may differ from our estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2022 for further discussion of our critical accounting policies and estimates.

Overview

We provide solutions to power and protect life online through our massively distributed edge and cloud platform, Akamai Connected Cloud. The Akamai Connected Cloud underpins our cloud computing, security and content delivery solutions, and is central to our financial success. The key factors that influence our financial success are our ability to build on recurring revenue commitments for our security and performance offerings, increase traffic on our network, continue to develop, scale and successfully bring to market our cloud computing platform and compute-to-edge solutions that meet the needs of professional users and enterprises, effectively manage the prices we charge for our solutions, develop new products and appropriately manage our capital spending and other expenses. The purpose of this discussion and analysis section is to provide material information relevant to an assessment of our financial condition and results of operations from management’s perspective, including to describe and explain key trends, events and other factors that impacted our reported results and that are likely to impact our future performance.

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

We have observed the following trends related to our revenue in recent years:

•Increased sales of our security solutions, led by application security solutions and segmentation solutions from our acquisition of Guardicore Ltd., and increased sales of our compute solutions, primarily attributable to our acquisition of Linode Limited Liability Company ("Linode") in early 2022, have made a significant contribution to revenue growth. During the first nine months of 2023, security represented the largest share of revenue with security and compute revenue representing over half of our total revenue. We plan to continue to invest in these areas with a focus on further enhancing our product portfolios and extending our go-to-market capabilities, particularly in certain markets and through our channel partners.

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

•The prices paid by some of our delivery customers have declined in recent years due to competition and contract renewals, which negatively impacts our revenue growth rates. We have been able to mitigate some of the negative impacts to our revenue growth rates by upselling incremental solutions to our existing customers. We continue to take steps upon contract renewals to maintain alignment between customer traffic volumes and unit pricing.

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

•Network build-out and supporting service costs represent another significant portion of our cost of revenue. These costs include maintenance and supporting services incurred as we continue to build out our compute infrastructure and maintain our global network, and costs of third-party cloud providers used for some of our operations. We have seen these costs increase in recent years as a result of our network expansion and increased use of third-party cloud services. As we continue to build out our compute infrastructure, we are in the process of migrating third-party cloud services to our own cloud solutions and optimizing third-party cloud spending, which we also expect will reduce our costs over time. We will need to effectively manage our network build-out and supporting costs and continue to successfully migrate these applications to improve current levels of profitability.

•Our employees are core to the operations of our business, and payroll and related costs, including stock-based compensation, is one of our largest expenses. It is important to the success of operations that we offer competitive compensation packages. However, we remain disciplined in allocating our resources to support our faster growing security and compute solutions, including maintaining operational efficiencies to mitigate the rising cost of talent. In 2023, we implemented the redesign of one of our non-executive short-term incentive compensation programs by shifting certain employees from a cash-based to stock-based program. We also introduced a non-executive incentive program tied to our initiative to migrate certain applications from third-party cloud platforms onto the Akamai Connected Cloud. These programs are designed to better align employee incentives with the interests of our stockholders. Collectively, these programs will increase our stock-based compensation expense for 2023.

•Depreciation expense related to our network equipment also contributes to our overall expense levels. In recent years we have invested in our network as traffic levels have increased, which increased our capital expenditures and resulting depreciation expense. We plan to continue to make investments in capital expenditures, however, the focus is to further invest in support of our faster growing compute solutions. Due to the software and hardware initiatives we have undertaken to manage our global network more efficiently, the useful lives of our servers have been extended from five to six years effective January 1, 2023, which will offset increased depreciation expense from the build out of our compute infrastructure.

•Growth in our international operations incrementally increases our exposure to foreign currency fluctuations. Because we report in U.S. dollars, if the dollar strengthens, our expenses will be positively impacted. Conversely, a weaker dollar would negatively impact our expenses.

Recent Acquisitions

We acquired StorageOS, Inc. ("StorageOS"), also known as Ondat, in March 2023, and we acquired Neosec, Inc ("Neosec") in May 2023. We acquired certain customer contracts from StackPath, LLC ("StackPath") in August 2023 and from Lumen Technologies, Inc ("Lumen") in October 2023. The customer contract acquisitions are expected to add approximately

200 customers and $17.0 million to $20.0 million of revenue during the remainder of 2023. Overall, these business and asset acquisitions are expected to be slightly dilutive to our earnings per share at least through 2023.

Global Economic Conditions

Global macroeconomic and geopolitical conditions continue to impact our business and revenue growth rates. We, along with our customers, continue to manage through an uncertain period of fluctuating inflation, economic uncertainty, uncertain energy supplies, heightened geopolitical tensions, potential for supply chain disruptions, fluctuations in foreign exchange rates and elevated interest rates. To the extent these macroeconomic conditions continue, we expect that it may adversely affect our business, operations and financial results.

Results of Operations

The following sets forth, as a percentage of revenue, interim condensed consolidated statements of income data for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	39.7	39.3	39.7	38.2
Research and development	11.0	10.7	10.5	10.6
Sales and marketing	13.7	14.1	14.1	13.9
General and administrative	15.3	15.8	15.8	16.1
Amortization of acquired intangible assets	1.9	2.0	1.8	1.8
Restructuring charge	0.3	—	2.0	0.5
Total costs and operating expenses	81.8	81.8	83.9	81.1
Income from operations	18.2	18.2	16.1	18.9
Interest and marketable securities income (loss), net	1.2	0.1	0.8	(0.1)
Interest expense	(0.5)	(0.3)	(0.4)	(0.3)
Other expense, net	(0.3)	—	(0.2)	(0.3)
Income before provision for income taxes	18.6	17.9	16.2	18.2
Provision for income taxes	(2.1)	(3.9)	(2.5)	(3.2)
Gain (loss) from equity method investment	0.2	—	0.1	(0.3)
Net income	16.6%	14.0%	13.7%	14.7%

Revenue

Revenue by solution category during the periods presented was as follows (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	% Change	% Change at Constant Currency	2023	2022	% Change	% Change at Constant Currency
Security	$455,792	$379,509	20.1%	19.0%	$1,294,290	$1,141,740	13.4%	14.1%
Delivery	379,304	393,248	(3.5)	(4.0)	1,153,386	1,254,074	(8.0)	(7.2)
Compute	130,388	109,139	19.5	19.1	369,227	293,061	26.0	26.6
Total revenue	$965,484	$881,896	9.5%	8.7%	$2,816,903	$2,688,875	4.8%	5.5%

During the three and nine months ended September 30, 2023, the increase in our revenue, as compared to the same periods in 2022, was primarily the result of continued growth in sales of our security solutions and the acquisition of Linode in March 2022 which contributed to the growth in our compute solutions. These increases were partially offset by a decline in revenue from our delivery solutions due to the pricing impact of renewals.

The increase in security solutions revenue for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, was due to growth in a number of key products in our security solutions portfolio, including our segmentation and web application firewall solutions, as well as certain products that combine elements of our security and delivery offerings to provide robust security solutions.

The decrease in delivery solutions revenue for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, was due to the pricing impact of renewals. The decrease in delivery solutions revenue for the nine months ended September 30, 2023, as compared to the same period in 2022, was also impacted by a reduction in the traffic growth rate among some of our largest customers, which we believe was attributed to macroeconomic challenges our customers are experiencing.

The increase in compute solutions revenue for the three months ended September 30, 2023, as compared to the same period in 2022, was due to a price increase for some of our compute solutions, in addition to increased usage of our compute solutions by our customers. The increase in compute solutions revenue for the nine months ended September 30, 2023, as compared to the same period in 2022, was also impacted by our acquisition of Linode in March 2022.

Revenue derived in the U.S. and internationally during the periods presented was as follows (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	% Change	% Change at Constant Currency	2023	2022	% Change	% Change at Constant Currency
U.S.	$498,536	$461,087	8.1%	8.1%	$1,452,431	$1,419,248	2.3%	2.3%
International	466,948	420,809	11.0	9.4	1,364,472	1,269,627	7.4	9.1
Total revenue	$965,484	$881,896	9.5%	8.7%	$2,816,903	$2,688,875	4.8%	5.5%

For the three months ended September 30, 2023, approximately 48.4% of our revenue was derived from our operations located outside the U.S., compared to 47.7% for the three months ended September 30, 2022. For the nine months ended September 30, 2023, approximately 48.4% of our revenue was derived from our operations located outside the U.S., compared to 47.2% for the nine months ended September 30, 2022. No single country outside the U.S. accounted for 10% or more of revenue during either of these periods. Changes in foreign currency exchange rates increased our revenue by $6.7 million during the three months ended September 30, 2023 and decreased our revenue by $20.0 million during the nine months ended September 30, 2023 as compared to the same periods in 2022.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Bandwidth fees	$58,382	$50,330	16.0%	$170,008	$152,275	11.6%
Co-location fees	63,480	45,670	39.0	185,493	145,576	27.4
Network build-out and supporting services	52,004	51,528	0.9	159,238	140,864	13.0
Payroll and related costs	83,052	75,060	10.6	244,072	223,482	9.2
Stock-based compensation, including amortization of prior capitalized amounts	19,555	14,476	35.1	54,910	42,360	29.6
Acquisition-related costs	578	1,608	(64.1)	2,611	3,372	(22.6)
Depreciation of network equipment	60,887	65,984	(7.7)	168,275	194,094	(13.3)
Amortization of internal-use software	45,137	41,794	8.0	133,059	123,828	7.5
Total cost of revenue	$383,075	$346,450	10.6%	$1,117,666	$1,025,851	9.0%
As a percentage of revenue	39.7%	39.3%		39.7%	38.2%

The increase in cost of revenue for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, was primarily due to:

•co-location fees as a result of investment in the Akamai Connected Cloud, particularly as we build out our compute infrastructure to support future growth and scalability;
•network build-out and supporting services due to our infrastructure investment in the Akamai Connected Cloud and costs associated with the transition services agreement to support the migration of customer contracts acquired from StackPath;
•bandwidth fees to support the increase in traffic served on our network and for traffic served from higher cost regions;
•payroll and related costs as a result of headcount growth to support our network, partially offset by the shift in one of our compensation programs from cash-based to stock-based compensation; and
•stock-based compensation due to the shift in one of our compensation programs from cash-based to stock-based, the increased expected achievement of our performance-based compensation plans, headcount growth and higher average equity awards to employees driven by the talent market.

The increases for the three and nine months ended September 30, 2023 were partially offset by lower depreciation expense of network equipment due to software and hardware initiatives we have implemented to manage our global network more efficiently. As a result, we increased the expected average useful life of our servers from five to six years effective January 1, 2023, which resulted in a reduction to depreciation expense of $15.3 million and $48.0 million, respectively, for the three and nine months ended September 30, 2023.

Additionally, due to our focus on third-party cloud application costs, which are included in network build-out and supporting services, our third-party cloud costs have decreased for the three and nine months ended September 30, 2023, as compared to the same periods in 2022. We expect this trend to continue for the remainder of 2023 as we continue shifting workloads to our own cloud solutions and optimizing third-party cloud spending.

During the remainder of 2023, we expect our cost of revenue to increase as compared to 2022, in particular co-location costs, due to investments in our network to support the continued growth of our compute solutions. Additionally, to support the transition of contracts that we acquired from StackPath and Lumen, we have short-term transition services agreements with each seller, which we expect to increase network build-out and supporting services costs during the remainder of 2023 until the customers are migrated to the Akamai Connected Cloud. However, we plan to continue to focus our efforts on improving our operating margins.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Payroll and related costs	$126,364	$113,571	11.3%	$371,539	$347,196	7.0%
Stock-based compensation	33,366	18,698	78.4	87,468	56,338	55.3
Capitalized salaries and related costs	(60,735)	(45,417)	33.7	(182,266)	(137,557)	32.5
Acquisition-related costs	251	699	(64.1)	468	1,467	(68.1)
Other expenses	6,696	6,496	3.1	19,637	18,608	5.5
Total research and development	$105,942	$94,047	12.6%	$296,846	$286,052	3.8%
As a percentage of revenue	11.0%	10.7%		10.5%	10.6%

The increase in research and development expenses during the three and nine months ended September 30, 2023, as compared to the same period in 2022, was due to payroll and related costs as a result of headcount growth from our strategic initiatives, partially offset by the shift in one of our compensation programs from cash-based to stock-based compensation. Additionally, stock-based compensation increased due to the shift in one of our compensation programs from cash-based to stock-based, the increased expected achievement of our performance-based compensation plans, including a new compensation program tied to our initiative to migrate certain applications from third-party cloud platforms onto the Akamai Connected Cloud, headcount growth and higher average equity awards to employees driven by the talent market. These increases during the three and nine months ended September 30, 2023 were partially offset by an increase in capitalized salaries and related costs as we focused resources to work on development activities related to our platform.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three months ended September 30, 2023 and 2022, we capitalized $22.1 million and $7.6 million, respectively, of stock-based compensation. During the nine months ended September 30, 2023 and 2022, we capitalized $55.4 million and $22.4 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, ranging from two to ten years based on the software developed and its expected useful life.

During the remainder of 2023, we expect our research and development costs to increase, in particular payroll and related costs, including stock-based compensation, in support of our faster growing security and compute solutions. However, we plan to continue to focus our efforts on improving operating margin.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Payroll and related costs	$93,715	$92,055	1.8%	$281,068	$278,351	1.0%
Stock-based compensation	17,290	11,375	52.0	48,558	35,153	38.1
Marketing programs and related costs	14,716	14,099	4.4	44,721	41,790	7.0
Acquisition-related costs	503	699	(28.0)	1,387	1,467	(5.5)
Other expenses	6,085	5,707	6.6	22,236	16,558	34.3
Total sales and marketing	$132,309	$123,935	6.8%	$397,970	$373,319	6.6%
As a percentage of revenue	13.7%	14.1%		14.1%	13.9%

The increase in sales and marketing expenses during the three and nine months ended September 30, 2023, as compared to the same periods in 2022, was due to payroll and related costs as a result of headcount growth, partially offset by the shift in one of our compensation programs from cash-based to stock-based compensation, and other expenses due to increased travel expenses associated with customer meetings and sales events. Additionally, stock-based compensation increased due to the shift in one of our compensation programs from cash-based to stock-based, the increased expected achievement of our performance-based compensation plans and headcount growth.

During the remainder of 2023, we expect our sales and marketing expenses to increase as a result of our continued investment in go-to-market efforts. However, we plan to continue to carefully manage costs in an effort to improve our operating margins.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Payroll and related costs	$55,030	$53,712	2.5%	$164,537	$160,003	2.8%
Stock-based compensation	25,125	13,392	87.6	68,414	46,716	46.4
Depreciation and amortization	16,197	18,682	(13.3)	49,149	56,783	(13.4)
Facilities-related costs	21,805	26,093	(16.4)	68,677	79,492	(13.6)
(Benefit) provision for doubtful accounts	(1,500)	1,179	(227.2)	408	2,996	(86.4)
Acquisition-related costs	1,716	2,890	(40.6)	7,690	16,304	(52.8)
Software and related service costs	13,516	12,368	9.3	40,913	36,875	11.0
Other expenses	15,437	11,109	39.0	45,488	34,737	30.9
Total general and administrative	$147,326	$139,425	5.7%	$445,276	$433,906	2.6%
As a percentage of revenue	15.3%	15.8%		15.8%	16.1%

The increase in general and administrative expenses during the three and nine months ended September 30, 2023, as compared to the same periods in 2022, was due to payroll and related costs as a result of headcount growth, partially offset by the shift in one of our compensation programs from cash-based to stock-based compensation, and other expenses due to increased professional service fees to support our business. Additionally, stock-based compensation increased due to the shift in one of our compensation programs from cash-based to stock-based, the increased expected achievement of our performance-based compensation plans, headcount growth and higher average equity awards to employees driven by the talent market. These increases were partially offset by decreases in facilities-related costs as a result of growth in sublease income from the execution of our FlexBase program and acquisition-related costs in connection with our acquisition of Linode in the first quarter of 2022.

General and administrative expenses for the three and nine months ended September 30, 2023 and 2022 are broken out by category as follows (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Global functions	$61,187	$49,553	23.5%	$180,195	$156,129	15.4%
As a percentage of revenue	6.3%	5.6%		6.4%	5.8%
Infrastructure	85,923	85,803	0.1	256,983	258,449	(0.6)
As a percentage of revenue	8.9%	9.7%		9.1%	9.6%
Other	216	4,069	(94.7)	8,098	19,328	(58.1)
Total general and administrative	$147,326	$139,425	5.7%	$445,276	$433,906	2.6%
As a percentage of revenue	15.3%	15.8%		15.8%	16.1%

Global functions expense includes payroll, stock-based compensation and other employee-related costs for administrative functions, including finance, purchasing, order entry, human resources, legal, information technology and executive personnel, as well as third-party professional service fees. Infrastructure expense includes payroll, stock-based compensation and other employee-related costs for our network infrastructure functions, as well as facility rent expense, depreciation and amortization of facility- and IT-related assets, software and related service costs, business insurance and taxes. Our network infrastructure function is responsible for network planning, sourcing, architecture evaluation and platform security. Other expense includes acquisition-related costs and (benefit) provision for doubtful accounts.

During the remainder of 2023, we expect our general and administrative expenses to increase as a result of payroll and related costs, including stock-based compensation, due to expected achievement of our performance-based compensation plans. We plan to continue to focus our efforts on managing costs, including reducing our real estate expenses from our FlexBase program, in an effort to improve our operating margins.

Amortization of Acquired Intangible Assets

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Amortization of acquired intangible assets	$18,108	$17,374	4.2%	$49,918	$47,990	4.0%
As a percentage of revenue	1.9%	2.0%		1.8%	1.8%

The increase in amortization of acquired intangible assets for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, was the result of amortization of acquired intangible assets related to our acquisition of Linode. Based on acquired intangible assets at September 30, 2023, we expect amortization of acquired intangible assets to be approximately $15.2 million for the remainder of 2023, and $67.0 million, $68.5 million, $66.1 million and $53.6 million for 2024, 2025, 2026 and 2027, respectively.

Restructuring Charge

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Restructuring charge	$2,595	$227	1,043.2%	$56,675	$12,958	337.4%
As a percentage of revenue	0.3%	—%		2.0%	0.5%

The restructuring charge for the three and nine months ended September 30, 2023 was driven by our FlexBase program as we exited certain facilities that were no longer needed, resulting in impairments of right-of-use-assets and leasehold improvements. We expect to continue to reduce our facility footprint, but we do not currently believe such charges will materially impact our financial condition or results of operation.

Additionally, the restructuring charge for the nine months ended September 30, 2023 included the result of certain actions initiated in the first quarter of 2023. Management's commitment to an action to restructure certain parts of the company was to enable the prioritization of investments in the fastest growing areas of the business. The restructuring charge for this action includes severance and related expenses for certain headcount reductions. We do not expect to incur material additional charges related to this action.

The restructuring charge for the nine months ended September 30, 2022 was primarily related to software impairment charges related to the suspension of Global Open Network, Inc. ("GO-NET") and an impairment of a right-of-use-asset for facilities that are no longer needed as a result of our FlexBase program. We do not expect to incur any additional restructuring charges related to the GO-NET action. Management continues to evaluate our future work environment; however, we do not expect to incur any material additional restructuring charges related to this action.

Non-Operating Income (Expense)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Interest and marketable securities income (loss), net	$11,412	$782	1,359.3%	$21,213	$(1,760)	1,305.3%
As a percentage of revenue	1.2%	0.1%		0.8%	(0.1)%
Interest expense	$(4,987)	$(2,785)	79.1%	$(10,825)	$(8,412)	28.7%
As a percentage of revenue	(0.5)%	(0.3)%		(0.4)%	(0.3)%
Other expense, net	$(3,161)	$(275)	1,049.5%	$(6,654)	$(9,024)	(26.3)%
As a percentage of revenue	(0.3)%	—%		(0.2)%	(0.3)%

Interest and marketable securities income (loss), net consists of interest earned on invested cash and marketable securities balances and income and losses on mutual funds that are associated with our employee non-qualified deferred compensation plan. The increase for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, was the result of increased cash, cash equivalents and marketable securities balances as a result of our August 2023 issuance of $1,265.0 million in par value of convertible senior notes due 2029 and higher interest rates. Additionally, the increase for the nine months ended September 30, 2023, as compared to the same period in 2022, was due to increased gains associated with the non-qualified deferred compensation plan.

Interest expense is related to our debt transactions, which are described in Note 7 to the interim condensed consolidated financial statements.

Other expense, net primarily represents net foreign exchange gains and losses mainly due to foreign exchange rate fluctuations on intercompany transactions and other non-operating expense and income items as well as gains and losses on equity investments. Other expense, net may fluctuate in the future based on changes in foreign currency exchange rates or other events. During the nine months ended September 30, 2022, other expense, net also includes an $8.9 million impairment from an equity investment.

Provision for Income Taxes

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Provision for income taxes	$(20,326)	$(34,466)	(41.0)%	$(71,297)	$(87,058)	(18.1)%
As a percentage of revenue	(2.1)%	(3.9)%		(2.5)%	(3.2)%
Effective income tax rate	(11.3)%	(21.8)%		(15.6)%	(17.8)%

For the three and nine months ended September 30, 2023, as compared to the same periods in 2022, our provision for income taxes decreased due to a reduction in intercompany sales of intellectual property, profitability and global intangible low taxed income. These items were partially offset by a decrease in the excess tax benefit related to stock-based compensation and the revaluation of certain foreign income tax liabilities due to foreign exchange rate fluctuations.

For the three and nine months ended September 30, 2023, our effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by non-deductible stock-based compensation and a shortfall related to stock-based compensation.

For the three and nine months ended September 30, 2022, our effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the benefit of U.S. federal, state and foreign research and development credits and the excess tax benefit related to stock-based compensation. These amounts were partially offset by an intercompany sale of intellectual property, the tax on global intangible low taxed income and non-deductible stock-based compensation.

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

(Gain) loss from Equity Method Investment

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2023	2022	% Change	2023	2022	% Change
(Gain) loss from equity method investment	$1,475	$—	100.0%	$1,475	$(7,635)	(119.3)%
As a percentage of revenue	0.2%	—%		0.1%	(0.3)%

The amounts reflected in (gain) loss from equity method investment relate to our investment with Mitsubishi UFJ Financial Group ("MUFG") in a joint venture, GO-NET. GO-NET intended to operate a blockchain-based online payment network. In February 2022, MUFG, the majority owner of GO-NET, announced it was preparing to suspend the operations of GO-NET and to ultimately liquidate it. The gain from equity method investment for the three and nine months ended September 30, 2023 was related to the liquidation and disbursement of our portion of GO-NET's remaining assets, which were previously impaired. The loss from equity method investment for the nine months ended September 30, 2022 was the result of our impairment of our investment in GO-NET in the first quarter of 2022 since the operations will no longer generate future cash flows. We do not expect additional activity related to this investment.

Use of Non-GAAP Financial Measures

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

•Amortization of debt issuance costs and amortization of capitalized interest expense – We have convertible senior notes outstanding that mature in 2029, 2027 and 2025. The issuance costs of the convertible senior notes are amortized to interest expense and are excluded from our non-GAAP results because management believes the non-cash amortization expense is not representative of ongoing operating performance.

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

•Income and losses from equity method investment – We record income or losses on our share of earnings and losses from our equity method investment, and any gains from returns of investments or impairments. We exclude such income and losses because we do not have direct control over the operations of the investment and the related income and losses are not representative of our core business operations.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Income from operations	$176,129	$160,438	$452,552	$508,799
Amortization of acquired intangible assets	18,108	17,374	49,918	47,990
Stock-based compensation	87,017	50,702	236,344	158,811
Amortization of capitalized stock-based compensation and capitalized interest expense	9,077	7,967	25,207	23,982
Restructuring charge	2,595	227	56,675	12,958
Acquisition-related costs	3,048	5,896	12,156	22,610
Non-GAAP income from operations	$295,974	$242,604	$832,852	$775,150

GAAP operating margin	18.2%	18.2%	16.1%	18.9%
Non-GAAP operating margin	30.7%	27.5%	29.6%	28.8%

The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022 (1)	2023	2022 (1)
Net income	$160,542	$123,694	$386,464	$394,910
Amortization of acquired intangible assets	18,108	17,374	49,918	47,990
Stock-based compensation	87,017	50,702	236,344	158,811
Amortization of capitalized stock-based compensation and capitalized interest expense	9,077	7,967	25,207	23,982
Restructuring charge	2,595	227	56,675	12,958
Acquisition-related costs	3,048	5,896	12,156	22,610
Amortization of debt issuance costs	1,404	1,086	3,600	3,296
(Gain) loss on investments	(110)	—	(311)	8,260
(Gain) loss from equity method investment	(1,475)	—	(1,475)	7,635
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(29,135)	(6,922)	(71,202)	(39,189)
Non-GAAP net income	$251,071	$200,024	$697,376	$641,263

(1) Net income and income tax effect of above non-GAAP adjustments and certain discrete tax items for the three and nine months ended September 30, 2022, have been revised to reflect the correction of an error of provision for income taxes related to an intercompany sale of intellectual property that occurred in 2022.

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022 (1)	2023	2022 (1)
GAAP net income per diluted share	$1.04	$0.78	$2.50	$2.45
Amortization of acquired intangible assets	0.12	0.11	0.32	0.30
Stock-based compensation	0.56	0.32	1.53	0.98
Amortization of capitalized stock-based compensation and capitalized interest expense	0.06	0.05	0.16	0.15
Restructuring charge	0.02	—	0.37	0.08
Acquisition-related costs	0.02	0.04	0.08	0.14
Amortization of debt issuance costs	0.01	0.01	0.02	0.02
(Gain) loss on investments	—	—	—	0.05
(Gain) loss from equity method investment	(0.01)	—	(0.01)	0.05
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.19)	(0.04)	(0.46)	(0.24)
Adjustment for shares (2)	0.01	—	0.01	0.03
Non-GAAP net income per diluted share (3)	$1.63	$1.26	$4.51	$4.00

Shares used in GAAP per diluted share calculations	154,976	159,068	154,855	161,472
Impact of benefit from note hedge transactions (2)	(544)	—	(181)	(960)
Shares used in non-GAAP per diluted share calculations (2)	154,432	159,068	154,674	160,512

(1) Net income and income tax effect of above non-GAAP adjustments and certain discrete tax items for the three and nine months ended September 30, 2022, have been revised to reflect the correction of an error of provision for income taxes related to an intercompany sale of intellectual property that occurred in 2022.
(2) Shares used in non-GAAP per diluted share calculations have been adjusted for the three and nine months ended September 30, 2023, and for the nine months ended September 30, 2022, for the benefit of our note hedge transactions. During this period, our average stock price was in excess of $95.10, which is the initial conversion price of our convertible senior notes due in 2025. See further definition below.
(3) Amounts may not foot due to rounding.

Non-GAAP net income per diluted share is calculated as non-GAAP net income divided by weighted average diluted common shares outstanding. Diluted weighted average common shares outstanding are adjusted in non-GAAP per share calculations for the shares that would be delivered to us pursuant to the note hedge transactions entered into in connection with the issuance of $1,265 million of convertible senior notes due 2029 and the issuances of $1,150 million of convertible senior notes due 2027 and 2025, respectively. Under GAAP, shares delivered under hedge transactions are not considered offsetting shares in the fully-diluted share calculation until they are delivered. However, we would receive a benefit from the note hedge transactions and would not allow the dilution to occur, so management believes that adjusting for this benefit provides a meaningful view of operating performance. With respect to the convertible senior notes due in each of 2029, 2027 and 2025, unless our weighted average stock price is greater than $126.31, $116.18 and $95.10, respectively, the initial conversion price, there will be no difference between GAAP and non-GAAP diluted weighted average common shares outstanding.

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

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$160,542	$123,694	$386,464	$394,910
Interest and marketable securities (income) loss, net	(11,412)	(782)	(21,213)	1,760
Provision for income taxes	20,326	34,466	71,297	87,058
Depreciation and amortization	121,626	125,851	348,721	372,854
Amortization of capitalized stock-based compensation and capitalized interest expense	9,077	7,967	25,207	23,982
Amortization of acquired intangible assets	18,108	17,374	49,918	47,990
Stock-based compensation	87,017	50,702	236,344	158,811
Restructuring charge	2,595	227	56,675	12,958
Acquisition-related costs	3,048	5,896	12,156	22,610
Interest expense	4,987	2,785	10,825	8,412
(Gain) loss on investments	(110)	—	(311)	8,260
(Gain) loss from equity method investment	(1,475)	—	(1,475)	7,635
Other expense, net	3,271	275	6,965	764
Adjusted EBITDA	$417,600	$368,455	$1,181,573	$1,148,004

Net income margin	16.6%	14.0%	13.7%	14.7%
Adjusted EBITDA margin	43.3%	41.8%	41.9%	42.7%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of September 30, 2023, our cash, cash equivalents and marketable securities, which primarily consisted of commercial paper, corporate bonds and U.S. government agency obligations, totaled $2.1 billion. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy is also designed to limit the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of September 30, 2023, we had cash and cash equivalents of $260.3 million held in accounts outside the U.S. The U.S. Tax Cuts and Jobs Act establishes a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact. As a result, our liquidity is not expected to be materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Nine Months Ended September 30,
(in thousands)	2023	2022
Net income	$386,464	$394,910
Non-cash reconciling items included in net income	698,214	564,677
Changes in operating assets and liabilities	(125,432)	(26,409)
Net cash provided by operating activities	$959,246	$933,178

The increase in cash provided by operating activities for the nine months ended September 30, 2023, as compared to the same period in 2022, was due to cash paid for income taxes related to an intercompany sale of intellectual property and additional compensation costs paid to employees acquired from the Linode acquisition based on an agreement with the acquiree, both of which occurred in 2022 and did not re-occur in 2023.

Cash Used in Investing Activities

	For the Nine Months Ended September 30,
(in thousands)	2023	2022
Cash paid for business acquisitions, net of cash acquired	$(106,171)	$(872,091)
Cash paid for asset acquisition	(36,348)	—
Cash received from equity method investment	1,475	—
Purchases of property and equipment and capitalization of internal-use software development costs	(596,153)	(347,514)
Net marketable securities activity	(786,302)	695,955
Other, net	(8,906)	(4,003)
Net cash used in investing activities	$(1,532,405)	$(527,653)

The increase in cash used in investing activities during the nine months ended September 30, 2023, as compared to the same period in 2022, was due to an increase in purchases of marketable securities with the proceeds from our August 2023 issuance of convertible senior notes and purchases of property and equipment related to our compute infrastructure build-out. These increases were partially offset by cash paid for the acquisition of Linode in March 2022 and by net marketable securities activity as we sold marketable securities during the nine months ended September 30, 2022 to fund the acquisition.

Net Cash Provided by (Used in) Financing Activities

	For the Nine Months Ended September 30,
(in thousands)	2023	2022
Net convertible senior notes activity	$1,101,028	$—
Activity related to stock-based compensation	(1,357)	(25,667)
Repurchases of common stock	(599,155)	(430,269)
Other, net	(360)	(281)
Net cash provided by (used in) financing activities	$500,156	$(456,217)

The increase in cash provided by financing activities during the nine months ended September 30, 2023, as compared to the same period in 2022, was due to the net proceeds from our convertible senior notes due 2029 that were issued in August 2023. This increase was partially offset by an increase in repurchases of our common stock as part of our share repurchase program.

Our board of directors authorized a share repurchase program that is effective from January 2022 through December 2024, and during the nine months ended September 30, 2023, we repurchased 7.3 million shares of common stock at a weighted average price of $82.01 per share for an aggregate of $599.2 million. Our goal for the share repurchase program is to offset the dilution created by our employee equity compensation programs over time and provide the flexibility to return capital to stockholders as business and market conditions warrant, while still preserving our ability to pursue other strategic opportunities. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors. As of September 30, 2023, $0.6 billion remained available for future share repurchases under the current authorization.

Convertible Senior Notes

In August 2023, we issued $1,265.0 million in principal amount of convertible senior notes due 2029 and entered into related convertible note hedge and warrant transactions. We intend to use a portion of the net proceeds to repay at maturity our $1,150.0 million outstanding aggregate principle amount of convertible senior notes due in 2025. Additionally, we used a portion of the net proceeds of the offering for share repurchases.

As of September 30, 2023, we had $3,565.0 million of convertible senior notes outstanding that are senior unsecured obligations and bear interest payable semi-annually in arrears. These notes mature between May 2025 and February 2029. The terms of the notes and hedge and warrant transactions are discussed more fully in Note 7 to the interim condensed consolidated financial statements.

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

The 2022 Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on subsidiary indebtedness, liens and fundamental changes. These covenants are subject to a number of important exceptions and qualifications. The principal financial covenant requires a maximum consolidated leverage ratio. The 2022 Credit Agreement expires in November 2027, and any amounts outstanding thereunder will become due and payable, subject to up to two one-year extensions at our request and with the consent of the lenders party thereto. As of September 30, 2023, we were in compliance with all covenants. There were no outstanding borrowings under the 2022 Credit Agreement as of September 30, 2023.

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

Contractual Obligations

Our principal commitments consist of service agreements with various vendors for bandwidth usage, obligations under leases with co-location facilities for data center capacity, obligations under leases for office space and open vendor purchase orders. Our minimum commitments related to bandwidth usage and co-location leases may vary from period to period depending on the timing and length of contract renewals with our vendors, and on our plans for network expansion, including our expansion plans related to our compute business. As of September 30, 2023, there have been no significant changes in our future non-cancelable minimum payments under these commitments from those reported in our annual report on Form 10-K for the year ended December 31, 2022, other than normal period-to-period variations and increases to our co-location commitments related to our expansions plans for our compute business.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, stockholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third-party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 13 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2022 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the nine months ended September 30, 2023 was determined to be immaterial.

As of September 30, 2023, we did not have any additional material off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    Our portfolio of cash equivalents and short- and long-term investments is maintained in a variety of securities, including U.S. government agency obligations, commercial paper and high-quality corporate bonds. The majority of our investments are classified as available-for-sale securities and carried at fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes. If market interest rates were to increase by 100 basis points from September 30, 2023 levels, the fair value of our available-for-sale portfolio would decline by approximately $18.2 million.

In August 2023, we issued $1,265 million in aggregate principal amount of 1.125% convertible senior notes due 2029. In August 2019, we issued $1,150.0 million aggregate principal amount of 0.375% convertible senior notes due 2027. In May 2018, we issued $1,150.0 million aggregate principal amount of 0.125% convertible senior notes due 2025. These notes have a fixed annual interest rate, so they do not give rise to financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the notes at face value less an unamortized discount on our interim condensed consolidated balance sheet, and we present the fair value for required disclosure purposes only.

Our exposure to risk for changes in interest rates relates primarily to any borrowings under our 2022 Credit Agreement, which has a variable rate of interest. As of September 30, 2023, we had no outstanding borrowings under the 2022 Credit Agreement.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than functional currencies result in gains and losses that are reflected in our interim condensed consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our interim condensed consolidated statements of income within other expense, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the nine months ended September 30, 2023. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of September 30, 2023, no customer had an accounts receivable balance of 10% or more of our accounts receivable. As of December 31, 2022, there was one customer with an accounts receivable balance greater than 10% of our accounts receivable. We believe that at September 30, 2023, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting as described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

A material weakness in internal control over financial reporting related to income taxes was identified in the Company’s internal control over financial reporting as of December 31, 2022, which continues to exist as of September 30, 2023. Specifically, the Company did not design and maintain effective controls over the adoption and application of new accounting standards related to income taxes.

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

The material weakness will not be considered remediated until the enhanced control operates for a sufficient period of time and management has concluded, through testing, that the related control is operating effectively.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A significant portion of our revenue is generated by our delivery solutions. We have experienced revenue declines in our delivery solutions and expect this trend to continue because of pricing pressure due to competition and fluctuations in traffic growth rates as a result of, among other factors, changes in the popularity of our customers' content including video delivery and gaming and the adoption of work from home policies by employers. For example, revenue from our delivery solutions increased significantly in 2020 due in large part to greater consumption of online media and games during the onset of the COVID-19 pandemic and the associated stay-at-home orders across the globe. However, as these orders were lifted, our revenue from delivery solutions declined.

In recent years, an increasing proportion of our revenue has been generated by our security solutions. Our ability to generate revenue in our security business depends on our ability to increase our industry recognition as a provider of security solutions, develop or acquire new solutions in a rapidly-changing environment where security threats are constantly evolving and ensure that our solutions operate effectively and are competitive with products offered by others.

In addition, our ability to generate revenue in our compute business is dependent on our ability to successfully build our compute infrastructure, attract a customer base that has traditionally partnered with more established companies in the compute industry, and develop effective and attractive solutions.

If we are unable to increase revenues, our profitability and stock price could suffer.

Global economic and geopolitical conditions may harm our industry, business and results of operations.

We operate globally and as a result, our business, revenues and profitability are impacted by global macroeconomic conditions. The success of our activities is affected by general economic and market conditions, including, among others, inflation, interest rates, tax rates, economic uncertainty, political instability, warfare, changes in laws, trade barriers, the actual or perceived failure or financial difficulties of financial institutions, reduced consumer confidence and spending and economic and trade sanctions. For example, approximately 1% of our 2021 revenue had been generated from traffic into Russia, Belarus and Ukraine, and we experienced a decline in revenue in 2022 related to the war in Ukraine due to a decrease in traffic in these countries. The U.S. capital markets have experienced and may continue to experience extreme volatility and disruption in the recent past. Furthermore, inflation rates in the U.S. have recently increased to levels not seen in decades. Such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. These unfavorable economic conditions could increase our operating costs, which could negatively impact our profitability. Geopolitical destabilization and warfare have impacted and could continue to impact global currency exchange rates, resources from our suppliers, and our ability to operate or grow our business. For example, as a result of the recent uncertain macroeconomic environment, we experienced elongated sales cycles with our customers and prospects and customers delayed the purchase of our solutions. In addition, we have recently experienced rising energy costs in areas in which we operate, particularly in Europe.

Additionally, we have offices and employees located in regions that historically have and may again experience periods of political instability, warfare, changes in laws, trade barriers, and economic and trade sanctions. Adverse conditions in these countries directly affect our operations. As a result, our operations and employees could be disrupted and may not be able to function at full capacity, which could adversely affect our business, results of operations, financial condition, and cash flows. For example, approximately five percent of our global employees are located in Tel Aviv, Israel and have been and may continue to be impacted by the ongoing Israel-Hamas War.

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

Many of our current and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, broader product portfolios, longer operating histories, greater brand recognition and more established relationships in the industry than we do. This is particularly true with respect to our compute solutions, as a small number of very large competitors have established themselves as leaders in the compute business. As a result, some of these competitors may be able to: develop superior products or services; leverage better name recognition, particularly in the security and compute markets; enter new markets more easily or better manage the impact of changes in general economic conditions, geopolitical conditions and industry pressures; gain greater market acceptance for their products and services; enter into long-term contracts with our potential customers; increase their points of presence and proximity to enterprise data centers and end users faster than us; expand their offerings more efficiently and more rapidly; bundle their products that are competitive with ours with other solutions they offer in a way that makes our offerings less appealing to, or more costly for, current and potential customers; more quickly adapt to new or emerging technologies and changes in customer requirements; take advantage of acquisition, investment and other opportunities more readily; offer lower prices than ours, including at levels that may not be profitable for us to match; spend more money on the promotion, marketing and sales of their products and services; offer higher salaries to talented professionals which may impact our ability to hire or retain engineering and other personnel; and implement shorter sales cycles with customers and prospects.

Smaller and more nimble competitors may be able to: attract customers by offering less sophisticated versions of products and services than we provide at lower prices than those we charge; develop new business models that are disruptive to us; and respond more quickly than we can to new or emerging technologies, changes in customer requirements and market and industry developments, resulting in superior offerings

Ultimately, any type of increased competition could result in price and revenue reductions, loss of customers and loss of market share or inability to penetrate new markets, each of which could materially impact our business, profitability, financial condition, results of operations and cash flows.

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

Our solutions are highly complex and are designed to be deployed in and across numerous large and complex networks that we do not control. From time to time, we have needed to correct errors and defects in the proprietary and open-source software that underlies our platform that have given rise to service incidents, outages and disruptions or otherwise impacted our operations. We could face the loss of customers from these incidents as they seek alternative or supplemental providers. We have also periodically experienced customer dissatisfaction with the quality of some of our delivery, security, compute and other services, which has led to a loss of business and could lead to a loss of customers in the future. Furthermore, most of our customer agreements contain service level commitments. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service, or face contract termination with refunds of prepaid amounts, which could harm our business.

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

We regularly face attempts to gain unauthorized access or deliver malicious software to the Akamai Connected Cloud and our internal IT systems, with the goal of stealing proprietary information related to our business, products, employees and customers; disrupting our systems and services or those of our customers or others; or demanding ransom to return control of such systems and services. These attempts take a variety of forms, including Distributed Denial of Service attacks, infrastructure attacks, botnets, malicious file uploads, application abuse, credential abuse, ransomware, bugs, viruses, worms and malicious software programs. There could be attempts to infiltrate our systems through our supply chain and contractors. Malicious actors are known to attempt to fraudulently induce employees and suppliers to disclose sensitive information through illegal electronic spamming, phishing or other tactics. Other parties may attempt to gain unauthorized physical access to our facilities in order to infiltrate our internal-use information systems. Furthermore, nation state attacks against us or our customers may intensify during periods of heightened geopolitical tensions or armed conflict, such as the ongoing war in Ukraine and the Israel-Hamas War. We may not be able to anticipate the techniques used in such attacks, as they change frequently and may not be recognized until launched. To date, cyber threats and other attacks have not resulted in any material adverse impact to our business or operations, but such threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them.

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

To protect our corporate and deployed networks, we must continuously engineer more secure solutions, enhance security and reliability features, improve the deployment of software updates to address security vulnerabilities, develop mitigation technologies that help to secure customers from attacks and maintain the digital security infrastructure that protects the integrity of our network and services. For example, our ongoing efforts to continually enhance the security and reliability of Akamai Connected Cloud, customer applications, and corporate systems comprise various initiatives and mitigation efforts, including but not limited to upgrading access and configuration controls; improving security instrumentation, monitoring, detection and prevention tools; enhancing software inventory and tracking and patching systems; upgrading encryption processes and protections; enhancing authorization methods in applications; enhancing data loss prevention capabilities; upgrading vulnerability identification, assessment, and remediation processes and technologies; and enhancing the security of passwords and other credentials. Our efforts to engineer more secure solutions are frequently costly, with a negative impact on near-term profitability, and may be unsuccessful in preventing security incidents that may have an adverse effect on our business and reputation.

With the acquisition of Linode, we are adapting procedures for mitigating harms that may arise from abuse of our compute products. If we fail to mitigate these harms or if there is a significant cybersecurity event using our compute products or our compute products are perceived to be less reliable than our competitors, it could result in loss of customers and reputational damage.

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

Our products interoperate with our customers' IT infrastructures that often have different specifications, utilize diverse technology, and require compatibility with multiple communication protocols. Therefore, the functionality of our technology often needs to have, and maintain, compatibility with our customers' technology environment, including their chosen third-party technology. Customers, and in particular these chosen third-party applications, may change features, restrict our access to, or alter their applications in a manner that causes incompatibilities or causes us significant costs to maintain compatibility. Such changes could functionally limit or prevent the compatibility of our products with our customers’ IT infrastructure, which would negatively affect adoption of our products and harm our business. If we fail to update our products to achieve compatibility with new third-party applications that our customers use, we may not be able to offer the functionality that our customers need, which would harm our business.

We face risks associated with global operations that could harm our business.

A significant portion of our hiring, new customers and revenue growth in recent quarters has been attributable to our business outside the U.S. Our operations in foreign countries subject us to risks that may increase our costs, impact our financial results, disrupt our operations or make our operations less efficient and require significant management attention. These risks include: foreign exchange rate risks; uncertainty regarding liability for content or services, including uncertainty as a result of local laws and lack of legal precedent; loss of revenues if the U.S. or foreign governments impose limitations on doing business with significant current or potential customers; difficulty in staffing, training, developing and managing foreign operations as a result of distance, language, cultural differences, differences in employee/employer relationships or regulations; theft of intellectual property in high-risk countries where we operate; difficulties in enforcing contracts, collecting accounts and longer payment cycles in certain countries; difficulties in transferring funds from, or converting currencies in, certain countries; managing the costs and processes necessary to comply with export control, sanctions, such as the sanctions imposed in connection with the Russian invasion of Ukraine, anti-corruption, data protection and competition laws and regulations or other regulatory or contractual limitations on our ability to sell or develop our products and services in certain foreign markets; macroeconomic developments and changes in the labor markets in which we operate; geopolitical developments, including any that impact our or our customers’ ability to operate in or deliver content to a country; other circumstances outside of our control such as trade disputes, political unrest, warfare, military or armed conflict, such as the Russian invasion of Ukraine and the ongoing Israel-Hamas War, terrorist attacks, public health emergencies, energy crises and natural disasters that could disrupt our ability to provide services or limit customer purchases of them.

For example, approximately, five percent of our global employees are located in Tel Aviv, Israel and have been and may continue to be impacted by Israel-Hamas War. A number of our employees have been, and more may be, required to report for military duty which could impact our ability to operate and successfully complete ongoing initiatives particularly with respect to our security offerings and our efforts to move our internal applications from third-party clouds to the Akamai Connected Cloud. In addition, further attacks by Hamas or other groups on Israel could impact our workforce and our offices located in Tel Aviv. Furthermore, a widening of the conflict in the Middle East could lead to broader geopolitical destabilization and macro-economic impacts.

In addition, we are subject to laws and regulations worldwide that differ among jurisdictions, affecting our operations in areas such as intellectual property ownership and infringement; tax; anti-corruption; internet and technology regulations; so-called "fair share" or internet content taxes; foreign exchange controls and cash repatriation; data privacy; cyber security; competition; consumer protection; and employment. Compliance with such requirements can be onerous and expensive and may otherwise impact our business operations negatively. Although we have policies, controls and procedures designed to help ensure compliance with applicable laws, there can be no assurance that our employees, contractors, suppliers or agents will not violate such laws or our policies. Violations of these laws and regulations can result in fines; criminal sanctions against us, our officers or our employees; prohibitions on the conduct of our business; and damage to our reputation.

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

We expect to continue to pursue acquisitions and other types of strategic relationships that involve technology sharing or close cooperation with other companies. Acquisitions and other complex transactions are accompanied by a number of risks, including the following: difficulty integrating the technologies, operations and personnel of acquired businesses while maintaining the quality standards that are consistent with our reputation; potential disruptions of our ongoing business and distraction of management attention; diversion of financial and business resources from core operations or other attractive investments; financial consequences, such as increased operating expenses, incurrence of material post-closing liabilities, incurrence of additional debt and other dilutive effects on our earnings, particularly in the current environment where we have generally seen escalating valuations of many technology companies and increasing allocation of risk to acquirors; failure to realize synergies or other expected benefits; lawsuits resulting from an acquisition or disposition; the inability to retain the acquired company's key talent; exposure to cybersecurity risks and the cost associated with remediating those risks in connection with the acquisition of IT systems; increased accounting charges such as impairment of goodwill or intangible assets, amortization of intangible assets acquired and a reduction in the useful lives of intangible assets acquired; the need to use substantial portions of available cash or dilutive issuances of securities to finance large transactions; and potential unknown liabilities and regulatory requirements associated with an acquired business.

The data practices and technology systems of businesses that we have acquired, or may acquire, and our efforts to integrate our acquisitions with our existing technologies have in the past and may in the future pose risks, such as cybersecurity vulnerabilities or past cybersecurity or privacy incidents. Following an acquisition, we work to enhance the security and reliability of our systems. As such, there is a period of increased cybersecurity risk during the period between closing an acquisition and the completion of our security upgrades and integration. For example, as part of the integration of the Linode compute platform into the Akamai Connected Cloud and the migration of certain applications and products from third party cloud providers onto the Akamai Connected Cloud, we have been working to enhance the security and reliability of the integrated systems. While we continue to make progress on these efforts, the mitigation of a number of risks is ongoing and thus certain underlying and vulnerabilities remain that, if exploited, could negatively impact the Akamai Connected Cloud and our customers. Despite our efforts to enhance the security and reliability of our systems, our information technology systems and those of third parties with whom we do business or communicate may be damaged, disrupted, or shut down due to attacks by unauthorized access, malicious software, computer viruses, undetected intrusion, hardware failures, or other events. In these circumstances where we cannot fully anticipate, detect, repel or otherwise prevent such adverse events, our disaster recovery plans may be ineffective or inadequate.

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

In addition, our future success will depend upon our ability to attract, train and retain employees, particularly in our expected areas of growth such as security and cloud computing. Such efforts will require time, expense and attention by our employees as there is significant competition for talented individuals . This competition results in increased costs in the form of cash and stock-based compensation and can have a dilutive impact on our stock. In addition, we are retasking certain of our employees to work on our compute solutions which will require the use of our resources and if we are unable to successfully retrain our employees, our compute business may suffer. Furthermore, the ongoing Israel-Hamas War has and could continue to impact our workforce in Tel Aviv, Israel as employees have been and may continue to be required to report for military service or have other competing priorities. The loss of the services of a significant number of our employees or any of our key employees or our inability to attract and retain new talent in a timely fashion may be disruptive to our operations and overall business.

Our failure maintain our company culture and manage new risks as our business evolves and our work practices change could harm us.

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

We rolled out our FlexBase program in May 2022, which allows the more than 95% of our workforce designated as flexible to choose to work from an Akamai office, their home office or a combination of both. This program could, among other things, negatively impact employee morale and productivity, inhibit our ability to effectively train new employees and impede our ability to support customers at the levels they expect. In addition, certain security systems in homes or other remote workplaces may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Members of our workforce who access company data and systems remotely may not have access to technology that is as robust as that in our offices, which could cause the networks, information systems, applications and other tools available to those remote workers to be more limited or less reliable than in our offices. We may also be exposed to risks associated with the locations of remote workers, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing members of our workforce to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. If we are unable to effectively transition to a hybrid workforce, manage the cybersecurity and other risks of remote work, and maintain our corporate culture and workforce morale, our business could be harmed or otherwise negatively impacted.

Our restructuring and reorganization activities may be disruptive to our operations and harm our business.

Over the past several years, we have implemented internal restructurings and reorganizations designed to reduce the size and cost of our operations, improve operational efficiencies, enhance our ability to pursue market opportunities and accelerate our technology development initiatives. In February 2021, we announced a significant reorganization to create two new business groups linked to our security and edge delivery technologies as well as establishing a unified global sales force. During the first quarter of 2023, management committed to an action to restructure certain parts of the company, including reducing headcount, to enable it to prioritize investments in the fastest growing areas of the business. We may take similar steps in the future as we seek to realize operating synergies, optimize our operations to achieve our target operating model and profitability objectives, respond to market forces or better reflect changes in the strategic direction of our business. Disruptions in operations may occur as a result of taking these actions. Taking these actions may also result in significant expense for us, including with respect to workforce reductions, as well as decreased productivity due to employee distraction and unanticipated employee turnover. Substantial expense or business disruptions resulting from restructuring and reorganization activities could adversely affect our operating results.

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

The Inflation Reduction Act of 2022 (“IRA”) includes a 15% corporate alternative minimum tax for companies with modified GAAP net income in excess of $1 billion, a 1% excise tax on certain stock repurchases, and numerous environmental and green energy tax credits. Currently, we are not subject to the corporate alternative minimum tax. The impact of the excise tax on our stock repurchase program was immaterial for the three months ended September 30, 2023.

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

As we expand our business and develop new technologies, products and services, we have become increasingly subject to intellectual property infringement and other claims and related litigation. We have also agreed to indemnify our customers and channel and strategic partners if our solutions infringe or misappropriate specified intellectual property rights; as a result, we have been and could again become involved in litigation or claims brought against customers or channel or strategic partners if our solutions or technology are the subject of such allegations. Any litigation or claims, whether or not valid, brought against us or pursuant to which we indemnify our customers or partners could result in substantial costs and diversion of resources and require us to do one or more of the following: cease selling, incorporating or using features, functionalities, products or services that incorporate the challenged intellectual property; pay substantial damages and incur significant litigation expenses; obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; or redesign products or services. If we are forced to take any of these actions, our business may be seriously harmed.

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

The long-term effects of climate change on the global economy and our industry in particular remain unknown. For example, changes in weather where we operate may increase the costs of powering and cooling computer hardware we use to develop software and provide cloud-based services. In addition, catastrophic natural disasters, such as an earthquake, fire, flood or other act of God, and any similar disruption, as well as any derivative disruption, such as those to services provided through localized physical infrastructure, including utility or telecommunication outages, or any to the continuity of our, our partners’, suppliers’ and our customers’ workforce, could have a material adverse impact on our business and operating results. Our global operations are dependent on our network infrastructure, technology systems and website, including the supply of servers from our third-party partners, as well as our intellectual property and personnel and any disruption to these dependencies may negatively impact our ability to respond to customers, provide services and maintain local and global business continuity. Furthermore, some of our products and business functions are hosted or carried out by third parties that may be vulnerable to these same types of disruptions, the response to or resolution of which may be beyond our control. Any disruption to our business could cause us to incur significant costs to repair damages to our facilities, equipment, infrastructure and business relationships.

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

The market price of our common stock has historically been volatile. Trading prices for our common stock may continue to fluctuate in response to a number of events and factors, including the following: quarterly variations in operating results; announcements by our customers related to their businesses that could be viewed as impacting their usage of our solutions; market speculation about whether we are a takeover target or considering a strategic transaction; announcements by competitors; activism by any single large stockholder or combination of stockholders or rumors about such activity; changes in financial estimates and recommendations by securities analysts; failure to meet the expectations of securities analysts; purchases or sales of our stock by our officers and directors; general economic conditions and other macroeconomic factors, such as inflationary pressures, foreign currency exchange rate fluctuations, energy prices, reduced consumer spending, increasing interest rates, recessionary economic cycles, protracted economic slowdowns and overall market volatility; repurchases of shares of our common stock; the issuance of additional shares or securities convertible into, or exchangeable or exercisable for, shares of our common stock; entry into, or termination of, relationships with material customers and partners; and performance by other companies in our industry.

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

As of the date of this report, we had total principle amount of $1,150.0 million of convertible senior notes outstanding due in 2025, total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2027 and total principal amount of $1,265 million of convertible senior notes outstanding due in 2029. We also entered into a credit facility in November 2022 that provides for an initial $500.0 million revolving credit facility, and under specified circumstances, the credit facility can be increased to up to $1 billion in aggregate principal amount. As of September 30, 2023, there were no outstanding borrowings under the credit facility. Our ability to repay any amounts we borrow under our credit facility, refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the applicable indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through future borrowing under the credit facility or the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. If we do not have sufficient cash upon conversion of the notes or to repurchase the notes following a fundamental change, we would be in default under the terms of the notes, which could seriously harm our business. Although the terms of our credit facility include certain financial ratios that potentially limit our future indebtedness, the terms of the notes do not. If we incur significantly more debt, this could intensify the risks described above. In addition, if we are unable to obtain financing to fund additional capital expenditures, acquisitions, and general corporate and other purposes on reasonable terms, or at all, then our business, operations and financial condition may be harmed.

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

Provisions of our charter, by-laws and Delaware law could make it more difficult for a third party to control or acquire us, even if doing so would be beneficial to our stockholders. These provisions include: our board of directors having the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director; stockholders needing to provide advance notice, additional disclosures and representations and warranties to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders' meeting; and the ability of our board of directors to issue, without stockholder approval, shares of undesignated preferred stock.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As disclosed in our Form 10-K for the year ended December 31, 2022, in the course of our audit for fiscal 2022, we identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2022 related to income taxes. The material weakness was caused by an inadequate control over the adoption and application of new accounting standards related to income taxes and resulted in immaterial errors to net deferred tax assets and provision for income taxes for the interim periods ended March 31, 2022, June 30, 2022 and September 30, 2022. We have designed and implemented changes in processes and controls to remediate the material weakness. We cannot assure you that the measures we may take in the future will be sufficient to remediate the control deficiencies that led to a material weakness in our internal controls over financial reporting or that they will prevent or avoid potential future material weaknesses. The material weakness in the Company’s internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing that these controls operate effectively. If we do not successfully remediate the material weakness, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated and require restatement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the third quarter of 2023 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (4)
July 1, 2023 – July 31, 2023	130,697	$91.81	130,697	$694,034
August 1, 2023 – August 31, 2023	869,677	102.57	869,677	604,835
September 1, 2023 – September 30, 2023	114,414	104.88	114,414	592,835
Total	1,114,788	$101.54	1,114,788

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased or Sold
Kimberly Salem-Jackson (Chief Marketing Officer)	Adoption (August 25, 2023)	Rule 10b5-1 trading arrangement	Sales	Until May 24, 2024, or such earlier date upon which all transactions are completed or expire without execution	6,736 shares of common stock

Item 6. Exhibits

Exhibit 3.1	Amendment to the Amended and Restated By-Laws of Akamai Technologies, Inc. (incorporated by reference to Registrant’s Form 8-K (File No. 000-27275) filed on September 19, 2023)

Exhibit 4.1
Indenture (including form of Notes) with respect to Akamai’s 1.125% Convertible Senior Notes due February 15, 2029, dated as of August 18, 2023, between Akamai and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Registrant’s Form 8-K (File No. 000-27275) filed on August 18, 2023)

Exhibit 10.1	Form of Call Option Transaction Confirmation between Akamai and each Option Counterparty (incorporated by reference to Registrant’s Form 8-K (File No. 000-27275) filed on August 18, 2023)

Exhibit 10.2	Form of Warrant Confirmation between Akamai and each Option Counterparty (incorporated by reference to Registrant’s Form 8-K (File No. 000-27275) filed on August 18, 2023)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.INS)

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

November 8, 2023	By:	/s/ Edward McGowan
Edward McGowan
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)