Form 10-K
period 2023-12-31
AKAMAI TECHNOLOGIES INC
filed 2024-02-28
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $13,393.7 million based on the last reported sale price of the Common Stock on the Nasdaq Global Select Market on June 30, 2023.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of February 23, 2024: 151,530,300 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K.

Auditor name:	PricewaterhouseCoopers LLP	Auditor location:	Boston, Massachusetts	PCAOB ID:	238

AKAMAI TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Akamai Technologies, Inc., which we refer to as “we,” “us,” or the “Company.” All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “could,” “expects,” “anticipates,” “intends,” “plans,” “seeks,” “projects,” “estimates,” “should,” “would,” “forecasts,” “if,” “continues,” “goal,” “likely,” “may,” “will,” variations of such words or similar expressions are intended to identify a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make as a result of various factors, including, but not limited to: potential slowing revenue growth, global economic and geopolitical conditions, our ability to acquire or develop new solutions, our ability to compete effectively, including our ability to continue to grow our compute solutions, security risks stemming from ineffective information technology systems or cybersecurity breaches, risks of maintaining global operations, regulatory developments, intellectual property claims or disputes, investment related risks and maintaining an effective system of internal controls. See “Risk Factors” elsewhere in this annual report on Form 10-K and in our other reports filed with the Securities and Exchange Commission for a discussion of certain risks associated with our business. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise, including the potential impact of any mergers, acquisitions, divestitures or other events that may be announced after the date hereof.

PART I

Item 1. Business

Overview

Akamai's mission is to power and protect life online.

Since 1998, Akamai has developed and provided solutions for global enterprises to build, deliver and secure their digital experiences on our massively distributed worldwide network. This platform, which we refer to as Akamai Connected Cloud, is comprised of an edge and cloud architecture and underlying network for cloud computing, security and content delivery services. Akamai Connected Cloud spans more than 4,100 edge points-of-presence in approximately 130 countries and nearly 750 cities, with roughly 1,200 network partners. With this scale and distribution, Akamai Connected Cloud provides us with visibility and insight into traffic volumes, congestion, attack patterns, vulnerabilities and other activities across the internet's complex intersections of networks and systems. Leveraging these insights, Akamai Connected Cloud offers solutions designed to protect our customers from threats and attacks, while empowering them to securely deliver digital experiences to engage, entertain and interact with their customers. Akamai Connected Cloud also offers a continuum of computing designed to efficiently build, deploy and secure performant applications and workloads that require single-digit millisecond latency and global reach.

Today, billions of people work, learn, shop, bank, communicate and do more online globally. We firmly believe that the internet’s role in transforming the way we exchange ideas and information and conduct business is more vital than ever. Our strategy is to help continue to drive this transformation by offering compute, security and content delivery services on Akamai Connected Cloud that empower our customers to compete and operate with the scale, resilience and efficiency that their businesses demand.

Our Solutions

We provide solutions in three core offerings: security, content delivery and compute. We also provide services and support for our customers as they utilize our solutions.

Security

Our security solutions are designed to keep infrastructure, websites, applications, application programming interfaces ("APIs") and users safe from a multitude of cyberattacks and online threats while improving performance. Our solutions blend robust automation with customizable protections and managed security services to enable businesses to effectively manage risk and maximize the protections of their infrastructure, networks, applications and APIs. Akamai’s security solutions include web application and API protection, bot management and mitigation to protect against credential abuse and account takeover, distributed denial of service ("DDoS") mitigation, protection from in-browser threats to protect against supply chain compromise and audience hijacking. We also offer a growing set of solutions designed to help businesses implement a “zero trust” approach to security. Based on the concept of least privilege, which dictates that users, applications and services utilize the bare minimum amount of access needed to perform their function, these tools are intended to shift protections from a legacy approach based on establishing a corporate perimeter, to a more modern, risk-based approach.

Our acquisition of Guardicore Ltd. ("Guardicore") in October 2021 was a significant milestone in positioning Akamai as a leader in implementing "zero trust" methodology. Guardicore’s microsegmentation solution helps our customers prevent malicious lateral movement in their network through precise segmentation policies, visuals of activity within their IT environment and network security alerts. Other solutions in this category include zero trust network access, which replaces legacy virtual private networks, multi-factor authentication, micro-segmentation, which replaces legacy network firewalls and helps protect businesses from the threat of ransomware, and secure internet access, which helps protect against the threat of malware and phishing attacks. In May 2023, Akamai acquired Neosec, Inc. ("Neosec"), which enabled us to offer a solution we refer to as API Security that works to discover and audit APIs and monitor API activity. API Security uses behavioral analytics to detect and respond to threats and abuse detection and operates using a response platform based on data and behavioral analytics. We believe API Security will complement our application and API security portfolio by extending our visibility into the growing API threat landscape.

Content Delivery

Our content delivery solutions consist primarily of web and mobile performance focused solutions and media delivery solutions. Our web and mobile performance solutions are architected to enable dynamic websites and applications to have rapid response times, no matter where the user is, what device or browser they are using or how they are connected to the internet. These services leverage intelligent performance optimization and real-time monitoring, origin offload and network reliability, and insights that enable enterprises to identify and address performance issues. Akamai web and mobile performance capabilities also include global traffic management, site acceleration, application load balancing, large-scale load testing and real-user monitoring.

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

Compute

Akamai's cloud computing services, which we sometimes refer to as compute, include compute, storage, networking, database and container management services that are required to build, deploy and secure applications and workloads. The cloud computing services running on Akamai Connected Cloud enable companies to distribute workloads and applications across our core to edge infrastructure to help solve the cost, performance and scale challenges that centralized cloud computing platforms present today.

In March 2022, Akamai acquired Linode Limited Liability Company ("Linode"), an established cloud computing platform. This acquisition was a significant milestone in our expansion into cloud computing services. While Linode was traditionally focused on individual developers, we are leveraging the Linode cloud computing services for enterprise customers by building new enterprise-grade core computing regions and connecting them to the Akamai network, which we believe will give Akamai an advantage over its bigger cloud rivals. While many other cloud providers are building their cloud platforms based on a centralized, data center-centric model, Akamai designed its cloud to be massively distributed based on the fundamental belief that modern applications will be comprised of workloads that will need to be automatically and efficiently distributed across a continuum of computing from cloud to edge in order to meet the specific performance and latency needs of that workload.

In 2023, we launched 13 new core computing regions, bringing our total footprint to 24 regions around the world. In order to continue the expansion of our cloud computing services, we plan to continue increasing the number of computing regions on our platform.

Services and Support

We provide an array of service and support offerings across our core offerings. Through our service and support offerings we work closely with our customers to develop creative and tailored solutions to assist them with integrating, configuring, optimizing and managing our core offerings. Once customers are deployed on Akamai Connected Cloud, they can rely on our professional services and security experts for customized solutions, problem resolution and 24/7 customer support. Additional features are available to enterprises that purchase our premium and managed security solutions, including a dedicated technical account team, proactive service monitoring, custom technical support handling, security traffic monitoring, technical security reviews, threat advisories and emergency support for security events.

Human Capital

Our employees – our human capital – are our most valuable resources as they are fundamental to our innovation, the operation and ongoing enhancement of Akamai Connected Cloud, the fostering and maintenance of relationships with our customers and the management of our operations. The importance of our workforce to our success is underscored by the inclusion of corporate mission critical goals centered on our employees. In 2023, we focused on fostering an inclusive community that supports the success of our employees and continuing to deliver a positive experience for both employees and customers by living our values each day. Different aspects of our human capital management are overseen by our board of directors as well as its Talent, Leadership and Compensation Committee and Environmental, Social and Governance Committee.

As of December 31, 2023, we had over 10,250 employees located in more than 30 countries (with approximately 60% of those employees located outside of the U.S.) and representing over 100 nationalities, which we believe helps bring a global perspective to our operations. Our employees are grouped across the following roles, with the approximate percentage of the overall population noted: engineering and research and development (35%), services and support (27%), sales and marketing (18%) and administrative functions (20%).

Engagement

We continue to believe that an engaged employee workforce is key to having the productive, ethical and high-performing workplace needed to successfully compete in today’s marketplace. We conduct quarterly surveys of our employees to assess a variety of key metrics related to key topics, such as engagement, inclusion and job satisfaction. Results from these surveys have consistently shown a strong sense of engagement and confidence in Akamai’s future. We have been acknowledged in respected publications across the U.S., India and Poland, among other countries, as a great place to work. Continuing in 2023, all employees were able to participate in a company-wide program, developed by a behavioral research organization, that was intended to help us increase inclusivity, become more open to change and accelerate our innovation. In addition, we work closely with the Akamai Foundation to provide community service and charitable matching fund opportunities for Akamai employees, endeavors that have been shown to increase employee engagement. The Akamai Compassion Fund, created in 2020 by employees for employees with support from the Akamai Foundation, continued to provide a way for Akamai employees to unite and support global colleagues and their families during times of unexpected hardships following a catastrophic event, such as the ongoing war in Ukraine.

Diversity

Akamai is an equal opportunity employer that values the strength that diversity brings to the workplace. We do not tolerate discrimination on the basis of gender, gender identity, sexual orientation, race or ethnicity, protected veteran status, disability, or other protected group status. Akamai supports varied programs and practices designed to promote a diverse and inclusive working environment. We have eight employee resource groups ("ERGs") that offer opportunities for employees to come together for mutual support, education and development. ERGs encompass different racial and ethnic groups, persons with different physical or cognitive abilities, parents, military veterans, the LGBTQIA+ community and women. We track the diversity of our workforce and report quarterly to the board of directors on our progress to improve our representation. At December 31, 2023, global female representation was 27.4%, up slightly from 27.2.% at the end of 2022. Racial and ethnic minority representation in the U.S. was 41.1%, up from 40.3% at the end of 2022, and since the end of 2021, our Black representation and Hispanic representation have both increased. To help us improve the diversity of our workforce, we participate in or sponsor professional development and recruiting forums. We also train hiring managers to draft inclusive job descriptions intended to broaden the pool of eligible applicants.

Retention

We have a demonstrated history of investing in our workforce by offering competitive salaries, wages and benefits. Our compensation and benefits philosophy is to maximize the effectiveness of pay and benefits programs to attract and retain the high caliber individuals needed to drive the success of our business, while balancing cost-effectiveness and competitive factors. Our benefits programs (which vary by country and region) include healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules and locations, adoption and fertility assistance, employee assistance programs, tuition assistance and holistic wellness programs. Our wellness programs include educational offerings on healthy lifestyles, access to mental health experts and access to ergonomic advice and equipment. To foster a stronger sense of ownership and align the interests of employees with shareholders, stock awards are held by the vast majority of our employees under our broad-based stock incentive programs and most employees are eligible to participate in our employee stock purchase plan. We monitor voluntary attrition in assessing our overall human capital. Attrition was down in 2023 when compared to 2022.

As a signatory to the White House Equal Pay Pledge, we are committed to monitoring our pay practices regularly and making adjustments, as necessary, to deliver on this pledge. We currently conduct bi-annual internal pay equity analyses (with the assistance of a nationally-recognized outside consultant), covering gender globally and race and gender in the U.S. We take action to remedy identified discrepancies when we believe it is appropriate. To date, no widespread patterns of disparity have been identified.

In addition, succession planning is an ongoing priority for our leadership. We conduct annual succession planning for senior leadership, which is overseen by our board of directors, including development plans for the next level of our senior leaders. Annual talent reviews focus on both high performers as well as those with high potential to keep our pipeline of tomorrow’s leaders full.

Development

We invest significant resources in professional development, career advancement and training for our global workforce. All employees are eligible to participate in our Akamai Elevation performance review program, which provides guidance around setting annual performance objectives, developing competencies and receiving feedback. For select employees, we offer leadership training workshops, 360-degree feedback and succession planning exercises to encourage and enable internal promotion and advancement. As a result of these investments and others, approximately 20% of open positions were filled with internal candidates in 2023. All employees are required to complete annual ethics and compliance and data security trainings. In addition to these required trainings, nearly all of our employees and contractors completed at least one training in our Akamai University program during 2023.

FlexBase

In May 2022, we launched FlexBase, which is a flexible workspace arrangement that allows over 95% of employees to choose to work from their home office, a Company office or a combination of both. We believe that flexible workforce positions and a focus on employee choice, make us a more attractive employer, increase productivity, enable us to recruit from a more diverse pool of applicants and present additional growth and development opportunities for our employees. Since 2022, we have rolled out a number of tools and resources to support this program, such as supporting employees with guidance on maximizing our internal tools to deliver great virtual meeting experiences.

Customers

Our customers include many of the world's leading corporations, such as Adobe, Airbnb, Alibaba, Autodesk, Capital Group, Carnival Corporation, The Coca-Cola Company, Comcast, Crate & Barrel, eBay, Electronic Arts, Epic Games, FedEx, Fidelity Investments, Honda, IKEA, Japan Airlines, Liberty Mutual, Lufthansa, Maersk Transportation & Logistics, Marriott, NBCUniversal, Panasonic, Panera Bread, Paramount Global, Philips, Rabobank, Riot Games, Sony Interactive Entertainment, Spotify, Telefonica, Toshiba, Ubisoft, WarnerMedia and The Washington Post. We also actively sell to government agencies. As of December 31, 2023, our public-sector customers included the U.S. Census Bureau, the U.S. Department of Defense, the U.S. Department of Labor, the U.S. Department of Transportation and the U.S. Department of the Treasury.

No customer accounted for 10% or more of total revenue for any of the years ended December 31, 2023, 2022 and 2021. Less than 10% of our total revenue in each of the years ended December 31, 2023, 2022 and 2021 was derived from contracts or subcontracts terminable at the election of the federal government, and we do not expect such contracts to account for more than 10% of our total revenue in 2024.

Sales, Services and Marketing

We market and sell our solutions globally through our field sales and services organization and through many channel partners, including AT&T, Avant, BV Tech, Carahsoft, Deutsche Telecom, Kyndryl, Microsoft Azure and Telefonica Group. In addition to entering into agreements with resellers, we have several other types of sales and marketing focused alliances with entities such as system integrators, application service providers, technology solution distributors, referral partners and marketplaces. By aligning with these partners, we believe we are better able to market our solutions and leverage partners to add valuable services to complement our offerings and improve the customer experience. Our sales, services and marketing professionals are based in locations across the Americas, Europe, the Middle East and Asia-Pacific and focus on direct and channel sales, sales operations, professional services, account management and technical consulting.

To support our sales efforts and promote the Akamai brand, we conduct comprehensive marketing programs to shape perception and drive awareness and consideration of our solutions. Our marketing strategies include public relations, digital programmatic advertising, paid search and SEO marketing, content marketing, social media, strategic alliances, e-mail marketing programs, events and webinars, participation at industry trade shows and ongoing training and sales enablement.

Competition

The market for our solutions is intensely competitive and characterized by rapidly changing technology, evolving industry standards and frequent new product and service innovations. We expect competition for our offerings to increase both from existing competitors and new market entrants. We compete primarily on the basis of:

•the performance and reliability of our solutions;
•massive distribution and availability of our network;
•return on investment in terms of cost savings and new revenue opportunities for our customers;
•reduced infrastructure complexity;
•sophistication and functionality of our offerings;
•our long-term product roadmaps;
•scalability;
•security;
•ease of implementation and use of service;
•customer support; and
•price.

We compete with companies offering products and services that provide internet content delivery and hosting services, security and cloud computing solutions, technologies used by carriers to improve the efficiency of their systems, streaming content delivery services and equipment-based solutions for internet performance problems, such as load balancers and server switches. Other companies offer online distribution of digital media assets through advertising-based billing or revenue-sharing models that may represent an alternative method for charging for the delivery of content and applications over the internet. In addition, existing and potential customers may decide to purchase or develop their own hardware, software or other technology solutions rather than rely on a third-party provider like us. Our security solutions compete with those offered by both hardware and software providers. While our Linode-based solutions have historically competed with alternative cloud computing platforms focused on individual developers, we anticipate that going forward our cloud computing solutions will increasingly compete with the large so-called “hyper-scaler” cloud computing providers.

We believe that we compete favorably with other companies in our industry through the global scale of Akamai Connected Cloud, which we believe provides the most effective means of meeting the needs of enterprise customers and is unique to us. In our view, we also benefit from the high quality of our offerings, our customer service and the information we can provide to our customers about their online operations and value.

Government Regulation

As a global technology company, Akamai is subject to complex foreign and U.S. laws and regulations in areas such as data privacy and localization, cybersecurity, liability for content delivered over our network, various internet regulations, bribery, sanctions, export controls, competition, tax and foreign exchange controls.

Privacy laws, such as the European Union General Data Protection Regulation and the California Consumer Privacy Act of 2018, impact how we use data generated from our network as well as our ability to reach current and prospective customers, understand how our solutions are being used, transfer data about our employees and respond to customer requests allowed under the applicable laws. Other laws and regulations that apply to the internet related to, among other things, content liability, security and disclosure requirements, critical infrastructure designations, internet resiliency, law enforcement access to information, net neutrality, so-called "fair share" or internet content taxes, data localization requirements, industry regulations applicable to key suppliers to some of our customers and restrictions on social media or other content can have an impact on our business. For instance, regulations have been enacted or proposed in a number of countries that limit the delivery of certain types of content into those countries. As an example, restrictions were adopted in India in 2020 prohibiting access to identified Chinese applications. Enactment and expansion of such laws and regulations in other jurisdictions would negatively impact our revenues or cause us to incur costs to redesign our systems to ensure compliance.
We are subject to the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from offering payments or inducements to foreign government officials for the purpose of obtaining or retaining business. To the extent we export technical services, data, products or other technology outside of the U.S., we are subject to U.S. and international laws and regulations governing international trade and exports, including, but not limited to, the International Traffic in Arms Regulations, the Export Administration Regulations, and sanctions against embargoed countries and other designated entities and individuals.

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

Intellectual Property

Our success and ability to compete are dependent on developing and maintaining the proprietary aspects of our technology and operating without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. As of December 31, 2023, we owned, or had exclusive rights to, over 550 U.S. patents covering our technology as well as patents issued by other countries. Our U.S.-issued patents have terms extendable to various dates between 2024 and 2042. We do not believe that the expiration of any particular patent in the near future would be materially detrimental to our business. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

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

Financial and Operational Risks

Slowing revenue growth has in the past and may continue to negatively impact our profitability and stock price.

The overall revenue growth we have enjoyed in recent years may not continue in future periods and could decline, which could negatively impact our profitability and stock price. Our ability to generate revenue depends on the amount of services we deliver, continued growth in demand for our security, delivery and compute solutions and our ability to maintain the prices we charge for them.

Revenue we generate from our delivery solutions is impacted by pricing pressure due to competition and fluctuations in content traffic as a result of, among other factors, changes in the popularity of our customers' content including video delivery and gaming. For example, revenue from our delivery solutions increased significantly in 2020 due in large part to greater consumption of online media and games during the onset of the COVID-19 pandemic and the associated stay-at-home orders across the globe. However, as these orders were lifted and more return-to-work policies were adopted, our revenue from delivery solutions declined. We have continued to experience revenue declines in our delivery solutions and expect this trend to continue in the near future.

Our security solutions currently generate the largest portion of our revenue. Our ability to generate revenue in our security business depends on our ability to increase our industry recognition as a provider of security solutions, develop or acquire new solutions in a rapidly-changing environment where security threats are constantly evolving and ensure that our solutions operate effectively and are competitive with products offered by others.

In addition, an increasing proportion of our revenue has been generated by our compute solutions. Our ability to generate revenue in our compute business is dependent on our ability to successfully continue building our compute infrastructure, attract a customer base that has traditionally partnered with more established companies in the compute industry and develop effective, price competitive and attractive solutions.

If we are unable to increase revenues, our profitability and stock price could suffer. See the risk factor titled, "Global conditions have in the past and may in the future harm our industry, business and results of operations" below.

Global conditions have in the past and may in the future harm our industry, business and results of operations.

We operate globally and as a result, our business, revenues and profitability are impacted by global macroeconomic conditions. The success of our activities is affected by general economic and market conditions, including, among others, inflation, interest rates, tax rates, economic uncertainty, political instability, warfare, changes in laws, trade barriers, the actual or perceived failure or financial difficulties of financial institutions, reduced consumer confidence and spending and economic and trade sanctions. For example, approximately 1% of our 2021 revenue had been generated from traffic into Russia, Belarus and Ukraine, and we experienced a decline in revenue in 2022 and 2023 related to the war in Ukraine due to a decrease in traffic in these countries. In addition, due to changes in international tax laws, we expect our effective income tax rate will increase in 2024. The U.S. capital markets have experienced and may continue to experience extreme volatility and disruption in the recent past. Furthermore, inflation rates in the U.S. have recently increased to levels not seen in decades. Such economic volatility has in the past and could in the future adversely affect our business, financial condition, results of operations and cash flows and future market disruptions could negatively impact us. For example, these unfavorable economic conditions could increase our operating costs, which could negatively impact our profitability. Geopolitical destabilization and warfare have impacted and could continue to impact global currency exchange rates, resources from our suppliers, and our ability to operate or grow our business. In addition, we have recently experienced rising energy costs in areas in which we operate, particularly in Europe.

Additionally, we have offices and employees located in regions that historically have and may again experience periods of political instability, warfare, changes in laws, trade barriers and economic and trade sanctions. Adverse conditions in these countries have in the past and may in the future affect our operations, including disruptions to our workforce, supply chains, networks, financial systems and other critical infrastructure, which could adversely affect our business, results of operations, financial condition and cash flows. For example, approximately five percent of our global employees are located in Tel Aviv,

Israel and some of our employees have been mobilized as members of the Israeli military reserves. The ongoing war could cause harm to our employees or otherwise impair their ability to work for extended periods of time.

Failure to control expenses could reduce our profitability, which would negatively impact our stock price.

Maintaining or improving our profitability depends both on our ability to increase our revenue and limit our expenses. We base our decisions about expense levels and investments on estimates of our future revenue and future anticipated rates of growth and may incur varying levels of expense based on strategic initiatives, including acquisitions and the build out of our network to support our compute solutions. In addition, many of our expenses are fixed costs for a certain amount of time which may impact our ability to reduce costs in a timely manner or without incurring additional costs. If we are unable to increase revenue and limit expenses, our results of operations will suffer. We have in the past and may in the future take certain steps to reduce expenses, however, there are no assurances that we will be able to effectively reduce our expenses and such actions may negatively affect our ability to invest in our business for innovation, systems improvements and other initiatives.

If we do not develop or acquire new solutions that are attractive to our customers, our revenue and operating results could be adversely affected.

Innovation is important to our future success. In particular, as security and compute solutions have become, and are expected to continue to be, an important part of our business, we must be particularly adept at developing new security solutions that meet the constantly-changing threat landscape and compute and compute-to-edge solutions that meet the needs of professional users and enterprises looking to increase the utility of the internet for their business.

The process of developing new solutions and product enhancements is complex, lengthy and uncertain and has become increasingly complex due to the sophistication of our customers’ needs. The development timetable is uncertain and we may commit significant resources to developing solutions for which a viable market may not ultimately develop. For example, with the acquisition of Linode, we are investing significant resources in our compute solutions and platform, working on expanding the capacity of these facilities, adding additional sites and developing increased compute features and functionality. Success in these efforts is not guaranteed and will largely depend on our ability to create products that are competitive in the enterprise market, source additional co-location facilities and manage an uncertain supply chain for server related hardware. In addition, we have also experienced, and may in the future experience, delays in developing and releasing new products and product enhancements. This could cause our expenses to grow more rapidly than our revenue.

Trying to innovate through acquisition can be costly and with uncertain prospects for success; we may find that attractive acquisition targets are too expensive for us to pursue which could cause us to pursue more time-consuming internal development.

Failure to develop, on a cost-effective basis, innovative or enhanced solutions that are attractive to customers and profitable to us could have a material detrimental effect on our business, results of operations, financial condition and cash flows.

If we are unable to compete effectively and adapt to changing market conditions, our business will be adversely affected.

We compete in markets that are intensely competitive and rapidly changing. Our current and potential competitors vary by size, product offerings and geographic region, and range from start-ups that offer solutions competing with a discrete part of our business to large technology or telecommunications companies that offer, or may be planning to introduce, products and services that are broadly competitive with what we do. The primary competitive factors in our market are differentiation of technology, global presence, quality of solutions, long-term product roadmap, customer service, technical expertise, security, ease-of-use, breadth of services offered, price and financial strength.

Many of our current and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, broader product portfolios, longer operating histories, greater brand recognition and more established relationships in the industry than we do. This is particularly true with respect to our compute solutions, as a small number of very large competitors have established themselves as leaders in the compute business. As a result, some competitors may be able to: develop superior products or services; leverage better name recognition, particularly in the security and compute markets; enter new markets more easily or better manage the impact of changes in general economic conditions, geopolitical conditions and industry pressures; gain greater market acceptance for their products and services; enter into long-term contracts with our potential customers; increase their points of presence and proximity to enterprise data centers and end users faster than us; expand their offerings more efficiently and more rapidly; bundle their products that are competitive with ours with other solutions they offer in a way that makes our offerings less appealing to, or more costly for, current and potential customers; more quickly adapt to new or emerging technologies and changes in customer requirements; take advantage of acquisition, investment and other opportunities more readily; offer lower prices than ours, including at levels that may not be profitable for us to match; spend more money on the promotion, marketing and sales of their products and services; offer higher salaries to talented professionals which may impact our ability to hire or retain engineering and other personnel; and implement shorter sales cycles with customers and prospects.

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

We may not have in place adequate quality assurance procedures to ensure that we detect errors in our hardware, software and open-source components we use in a timely manner, and we may have insufficient resources to efficiently address multiple service incidents happening simultaneously or in rapid succession. If we are unable to efficiently and cost-effectively fix errors or other problems that we identify and improve the quality of our solutions or systems, or if there are unidentified errors that allow persons to improperly access our services or systems, we could experience litigation, the need to issue credits to customers, loss of revenue and market share, damage to our reputation, diversion of management attention, increased expenses, reduced profitability and other negative consequences which could harm our business.

Defects in our security solutions could lead to negative publicity, loss of business, damages payments to customers, diminishing customer appeal and other negative consequences which could harm our business. As our solutions are adopted by an increasing number of enterprises and governments, it is possible that the adversaries behind advanced malicious actions will specifically focus on finding ways to defeat our products and services. If they are successful, we could experience a serious impact on our reputation and financial condition as a provider of security solutions.

We are devoting significant resources to develop and deploy our own competing cloud computing offering. The rapid development and deployment of new compute infrastructure bears the risk of bugs and unforeseen failures that could affect our reputation and ability to execute our strategies. The risks of such bugs and unforeseen failures introduced to our compute infrastructure by our customers who control many aspects of their use of our compute services and experimental technologies could affect our reputation and ability to execute our strategies. It is also uncertain whether our strategies to develop and deploy our own competing cloud computing offering will attract the customers or generate the revenue required to be successful. These costs may reduce the gross and operating margins we have previously achieved. Failure to adequately and rapidly deploy additional points of presence, increased proximity to enterprise data centers and end users and develop competitive offerings could result in negative publicity, loss of business, diminishing customer appeal and other negative consequences which could harm our business.

Our business relies on our data systems, traffic measurement systems, billing systems, ordering processes and other operational and financial reporting and control systems. We also rely on third-party software for certain essential operational services and a failure or disruption in these services could materially and adversely affect our ability to manage our business effectively. All of these systems have become increasingly complex due to the complexity of our business, use of third-party software and services, acquisitions of new businesses with different systems, and increased regulation over controls and procedures. As a result, these systems have in the past and could in the future generate errors that impact traffic measurement or invoicing, revenue recognition and financial forecasting or other parts of our business. We will need to continue to upgrade and improve our data systems, traffic measurement systems, billing systems, ordering processes and other operational and financial systems, procedures and controls. These upgrades and improvements may be difficult and costly. If we are unable to adapt our systems and organization in a timely, efficient and cost-effective manner to accommodate changing circumstances, our business may be adversely affected.

Cybersecurity breaches and attacks on us, our contractors or our third-party vendors, as well as steps we need to take in an effort to prevent them, can lead to significant costs and disruptions that would harm our business, financial results and reputation.

We regularly face attempts to gain unauthorized access or deliver malicious software to Akamai Connected Cloud and our internal IT systems, with the goal of stealing proprietary information related to our business, products, employees and customers; disrupting our systems and services or those of our customers or others; or demanding ransom to return control of such systems and services. These attempts take a variety of forms, including Distributed Denial of Service (DDoS) attacks, infrastructure attacks, botnets, malicious file uploads, application abuse, credential abuse, social engineering, ransomware, bugs, viruses, worms and malicious software programs. Additionally, the use of artificial intelligence by bad actors has heightened the sophistication and effectiveness of these types of attacks. There have in the past and could in the future be attempts to infiltrate our systems through our supply chain and contractors. Malicious actors are known to attempt to fraudulently induce employees and suppliers to disclose sensitive information through illegal electronic spamming, phishing or other tactics. Other parties may attempt to gain unauthorized physical access to our facilities in order to infiltrate our internal-use information systems. Furthermore, nation state and hacktivist attacks against us or our customers may intensify during periods of heightened geopolitical tensions or armed conflict, such as the ongoing war in Ukraine and the Israel-Hamas War. We may not be able to anticipate the techniques used in such attacks, as they change frequently and may not be recognized until launched. While we have, from time to time, experienced threats to and breaches of our and our third-party vendors' data and systems, to date, to our knowledge, cyber threats and other attacks have not resulted in any material adverse effect to our business or operations, but such threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them.

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

To protect our corporate and deployed networks, we aim to continuously engineer more secure solutions, enhance security and reliability features, improve the deployment of software updates to address security vulnerabilities, develop mitigation technologies that help to secure customers from attacks and maintain the digital security infrastructure that protects the integrity of our network and services. For example, our ongoing efforts to continually enhance the security and reliability of Akamai Connected Cloud, customer applications and corporate systems comprise various initiatives and mitigation efforts, including, but not limited to, upgrading access and configuration controls; improving security instrumentation, monitoring, detection and prevention tools; enhancing software inventory and tracking and patching systems; upgrading encryption processes and protections; enhancing authorization methods in applications; enhancing data loss prevention and endpoint security management capabilities; upgrading vulnerability identification, assessment and remediation processes and technologies; and enhancing the security of passwords and other credentials, as applicable and appropriate. Our efforts to engineer more secure solutions are frequently costly, with a negative impact on near-term profitability, and may be unsuccessful in preventing security incidents that may have an adverse effect on our business and reputation.

For example, with the acquisition of Linode, we are adapting procedures for mitigating risks that have in the past or may in the future materialize, including any harms that may arise from abuse of our compute products. If we fail to mitigate these harms or if there is a significant cybersecurity event using our compute products or our compute products are perceived to be less reliable than our competitors, it could result in loss of customers and reputational damage.

Any actual, alleged or perceived breach of network security in our systems or networks, or any other actual, alleged or perceived compromise or data security incident we, our customers or our third-party suppliers suffer, can result in damage to our reputation; negative publicity; loss of channel partners, customers and sales; loss of revenue; loss of competitive advantages; increased costs to remedy any problems and otherwise respond to any incident; regulatory investigations and enforcement actions and fines; costly litigation; and other liabilities.

If we cannot maintain compatibility with our customers’ IT infrastructure, including their chosen third-party applications, our business will be harmed.

Our products interoperate with our customers' IT infrastructures that often have different specifications, utilize diverse technology and require compatibility with multiple communication protocols. Therefore, the functionality of our technology often needs to have, and maintain, compatibility with our customers' technology environment, including their chosen third-party technology. Aspects of our technology's compatibility with our customers' technology is dependent on our customers because our customers, and in particular those who implement third-party applications within their environments, may change features, restrict our access to, or alter their applications within their discretion and in a manner that causes incompatibilities or causes us significant costs to maintain compatibility. Such changes could functionally limit or prevent the compatibility of our products with our customers’ IT infrastructure, which would negatively affect adoption of our products and harm our business. If we fail to update our products to achieve compatibility with new third-party applications that our customers use, we may not be able to offer the functionality that our customers need, which would harm our business.

We face risks associated with global operations that could harm our business.

A significant portion of our hiring, new customers and revenue growth in recent quarters has been attributable to our business outside the U.S. Our operations in international countries subject us to risks that may increase our costs, impact our financial results, disrupt our operations or make our operations less efficient and require significant management attention. These risks include: foreign exchange rate risks; uncertainty regarding liability for content or services, including uncertainty as a result of local laws and lack of legal precedent; loss of revenues if the U.S. or international governments impose limitations on doing business with significant current or potential customers; difficulty in staffing, training, developing and managing international operations as a result of distance, language, cultural differences, differences in employee/employer relationships or regulations; theft of intellectual property in high-risk countries where we operate; difficulties in enforcing contracts, collecting accounts and longer payment cycles in certain countries; difficulties in transferring funds from, or converting currencies in, certain countries; managing the costs and processes necessary to comply with export control, sanctions, such as the sanctions imposed in connection with the Russian invasion of Ukraine, anti-corruption, data protection, cybersecurity and competition laws and regulations or other regulatory or contractual limitations on our ability to sell or develop our products and services in certain international markets; macroeconomic developments and changes in the labor markets in which we operate; geopolitical developments, including any that impact our or our customers’ ability to operate in or deliver content to a country; other circumstances outside of our control such as trade disputes, political unrest, warfare, military or armed conflict, such as the Russian invasion of Ukraine and the ongoing Israel-Hamas War, terrorist attacks, public health emergencies, energy crises and natural disasters that could disrupt our ability to provide services or limit customer purchases of them.

For example, approximately five percent of our global employees are located in Tel Aviv, Israel and have been and may continue to be impacted by the Israel-Hamas War. A number of our employees have been, and more may be, required to report for military duty which could impact our ability to operate and successfully complete ongoing initiatives particularly with respect to our security offerings and our efforts to move our internal applications from third-party clouds to Akamai Connected Cloud. In addition, further attacks by Hamas or other groups on Israel could further impact our workforce, our operations and our offices located in Tel Aviv. Furthermore, a widening of the conflict in the Middle East or further escalation could lead to broader geopolitical destabilization and macro-economic impacts.

In addition, we are subject to laws and regulations worldwide that differ among jurisdictions, affecting our operations in areas such as intellectual property ownership and infringement; tax; anti-corruption; internet and technology regulations; so-

called "fair share" or internet content taxes; foreign exchange controls and cash repatriation; data privacy; cyber security; competition; consumer protection; and employment. Compliance with such requirements can be onerous and expensive and may otherwise impact our business operations negatively. Although we have policies, controls and procedures designed to help ensure compliance with applicable laws, there can be no assurance that our employees, contractors, suppliers, customers or agents will not violate such laws or our policies. Violations of these laws and regulations can result in fines; additional costs related to governmental investigations; criminal sanctions against us, our officers or our employees; prohibitions on the conduct of our business; and damage to our reputation.

Our business strategy depends on the ability to source adequate transmission capacity, co-location facilities and the equipment we need to operate our network; failure to have access to those resources could lead to loss of revenue and service disruptions.

To operate and grow our network, we are dependent in part upon transmission capacity provided by third-party telecommunications network providers, the availability of co-location facilities to house our servers and equipment to support our operations. We may be unable to purchase the bandwidth and space we need from these providers due to limitations on their resources, increasing energy costs or other reasons outside of our control. In particular, following our acquisition of Linode, our efforts to increase the size and scale of our compute solutions have required and may continue to require procuring significant additional space in co-location facilities. Inability to access facilities where we would like to install servers, or perform maintenance on existing servers for any reason, impedes our ability to expand or maintain capacity. As a result, there can be no assurance that we are adequately prepared for unexpected increases in capacity demands by our customers, particularly those under cyber-attack or impacted by geopolitical conditions, such as the ongoing war in Ukraine or the Israel-Hamas War. Failure to put in place the capacity we require to operate our business effectively could result in a reduction in, or disruption of, service to our customers and ultimately a loss of those customers.

Akamai Connected Cloud relies on hardware equipment, including hundreds of thousands of servers deployed around the world. Disruptions in our supply chain have occurred in the past and could prevent us from purchasing needed equipment at attractive prices or at all. For example, from time to time, it has been, and may continue to be, more difficult to purchase equipment that is manufactured in areas that face disruptions to operations due to unrest, trade sanctions or other political activity, public health issues, safety issues, natural disasters or general economic conditions. Failure to have adequate equipment, including server equipment, could harm the quality of our services, which could lead to the loss of customers and revenue.

Acquisitions and other strategic transactions could result in operating difficulties, dilution, diversion of management attention and other harmful consequences that may adversely impact our business and results of operations.

We expect to continue to pursue acquisitions and other types of strategic relationships that involve technology sharing or close cooperation with other companies. Acquisitions and other complex transactions are accompanied by a number of risks, including the following: difficulty integrating technologies, operations and personnel while maintaining the quality standards that are consistent with our reputation; potential disruptions of our ongoing business and distraction of management attention; diversion of financial and business resources from core operations or other attractive investments; financial consequences, such as increased operating expenses, incurrence of material post-closing liabilities, incurrence of additional debt and other dilutive effects on our earnings, particularly in the current environment where we have seen relatively high valuations of, and valuation expectations for, many technology companies and increasing allocation of risk to acquirors; failure to realize synergies or other expected benefits; lawsuits resulting from an acquisition or disposition; the inability to retain the acquired company's key talent; exposure to cybersecurity risks and the cost associated with remediating those risks in connection with the acquisition of IT systems; increased accounting charges such as impairment of goodwill or intangible assets, amortization of intangible assets acquired and a reduction in the useful lives of intangible assets acquired; the need to use substantial portions of available cash or dilutive issuances of securities to finance large transactions; and potential unknown liabilities and regulatory requirements associated with an acquired business.

The data practices and technology systems of businesses that we have acquired, or may acquire, and our efforts to integrate our acquisitions with our existing technologies have in the past and may in the future pose risks, such as cybersecurity vulnerabilities or past cybersecurity or privacy incidents. Following an acquisition, we work to enhance the security and reliability of our systems. As such, there is a period of increased cybersecurity risk during the period between closing an acquisition and the completion of our security upgrades and integration. For example, as part of the integration of the Linode compute platform into Akamai Connected Cloud and the migration of certain applications and products from third party cloud providers onto Akamai Connected Cloud, we have been working to enhance the security and reliability of the integrated systems. While we continue to make progress on these efforts, the mitigation of a number of risks is ongoing and thus certain underlying vulnerabilities remain that, if exploited, could negatively impact Akamai Connected Cloud and our customers. Despite our efforts to enhance the security and reliability of our systems, our information technology systems and those of third parties with whom we do business or communicate may be damaged, disrupted, or shut down due to attacks by unauthorized access, malicious software, computer viruses, undetected intrusion, hardware failures, or other events. In addition, our disaster recovery plans may be ineffective or inadequate.

Any inability to integrate completed acquisitions or combinations in an efficient and timely manner could have an adverse impact on our results of operations.

If current and potential large customers shift to hardware-based or other DIY internal solutions for content and application delivery or security protection, our business will be negatively impacted.

We are reliant on some of our larger customers to direct traffic to our network for a significant part of our revenues. In the past, some of our customers have determined that it is better for them to employ a “do-it-yourself” or “DIY” strategy by putting in place equipment, software and other technology solutions for content and application delivery and security protection within their internal systems instead of using our solutions for some or all of their needs. As the amount of money a customer spends with us increases, the risk that they will seek alternative solutions such as DIY or a multi-vendor policy likewise increases. While the number of customers implementing a DIY strategy has decreased in recent years, if multiple large customers shift to this model, traffic on our network and our contracted revenue commitments would decrease, which would negatively impact our business, profitability, financial condition, results of operations and cash flows.

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

In addition, our future success will depend upon our ability to attract, train and retain employees, particularly in our expected areas of growth such as security and cloud computing. Such efforts will require time, expense and attention by our employees as there is significant competition for talented individuals. This competition results in increased costs in the form of cash and stock-based compensation and can have a dilutive impact on our stock. In addition, our ability to hire and retain employees may be adversely affected by volatility in the price of our stock or our ability to obtain shareholder approval to offer additional stock to our employees, because a significant portion of our compensation is in the form of equity grants. In addition, we are retasking certain employees to work on our compute solutions which will require the use of our resources and if we are unable to successfully retrain our employees, our compute business may suffer. Furthermore, geopolitical events may impact our retention efforts. For example, the ongoing Israel-Hamas War has and could continue to impact our workforce in Tel Aviv, Israel as employees have been and may continue to be required to report for military service or have other competing priorities. The loss of the services of a significant number of our employees or any of our key employees or our inability to attract and retain new talent in a timely fashion may be disruptive to our operations and overall business.

Our failure to maintain our company culture and manage new risks as our business evolves and our work practices change could harm us.

We believe our culture has been a key contributor to our success to date. As a result of the diversification of our business, personnel growth, the deployment of our FlexBase program, acquisitions and international expansion in recent years, many of our employees are now based outside of our Cambridge, Massachusetts headquarters.

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

We rolled out our FlexBase program in May 2022, which allows the more than 95% of our workforce designated as flexible to choose to work from an Akamai office, their home office or a combination of both. This program could, among other things, negatively impact employee morale and productivity, inhibit our ability to effectively train new employees and impede our ability to support customers at the levels they expect. In addition, certain security systems in homes or other remote workplaces may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Members of our workforce who access company data and systems remotely may not have access to technology that is as robust as that in our offices, which could cause the networks, information systems, applications and other tools available to those remote workers to be more limited or less reliable than in our offices. We may also be exposed to risks associated with the locations of remote workers, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. If we are unable to effectively maintain a hybrid workforce, manage the cybersecurity and other risks of remote work and maintain our corporate culture and workforce morale, our business could be harmed or otherwise negatively impacted.

Our restructuring and reorganization activities may be disruptive to our operations and harm our business.

Over the past several years, we have implemented internal restructurings and reorganizations designed to reduce the size and cost of our operations, improve operational efficiencies and reprioritize investments, enhance our ability to pursue market opportunities and accelerate our technology development initiatives. In February 2021, we announced a significant reorganization to create two new business groups linked to our security and edge delivery technologies as well as establishing a unified global sales force. During the first quarter of 2023, management committed to an action to restructure certain parts of the company, including reducing headcount, to enable it to prioritize investments in the fastest growing areas of the business. We may take similar steps in the future as we seek to realize operating synergies, optimize our operations to achieve our target operating model and profitability objectives, respond to market forces or better reflect changes in the strategic direction of our business. Disruptions in operations may occur as a result of taking these actions. Taking these actions may also result in significant expense for us, including with respect to workforce reductions, as well as decreased productivity due to employee distraction and unanticipated employee turnover. Substantial expense or business disruptions resulting from restructuring and reorganization activities could adversely affect our operating results.

We may have exposure to greater-than-anticipated tax liabilities.

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, or changes in tax laws, regulations or accounting principles, as well as certain discrete items such as equity-related compensation. In particular, the Organisation for Economic Co-operation and Development (“OECD”) and participating OECD member countries continue to work toward the enactment of a 15% global minimum corporate tax rate for companies with revenue above €750 million, calculated on a country-by-country basis. European Union member states have begun to enact global minimum tax rate rules into domestic law. In particular, on December 16, 2022, the Swiss parliament approved a constitutional amendment to implement the global minimum tax rate rules and the amendment was approved by public vote on June 18, 2023. On December 22, 2023, the Swiss Federal Council declared some of the rules to be in effect beginning in 2024. The global minimum tax is a significant structural change to the international tax framework, which is expected to affect the tax position of multinational or large scale domestic enterprise groups that fall under its scope, including us, beginning in 2024. Although enactment of the global minimum tax has begun, the OECD and participating OECD member countries continue to work towards defining the underlying rules and administrative procedures. We will continue to monitor these developments and evaluate the impact of the global minimum tax, which we anticipate will increase our liability for corporate taxes and our effective income tax rate. We have recorded certain tax reserves to address potential exposures involving our income tax and indirect tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. We are currently subject to tax audits in various jurisdictions. If the ultimate outcome of any tax audits are adverse to us, our reserves may not be adequate to cover our total actual liability, and we would need to take a financial charge. Although we believe our estimates, our reserves and the positions we have taken in all jurisdictions are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

The Inflation Reduction Act of 2022 (“IRA”) includes a 15% corporate alternative minimum tax for companies with modified GAAP net income in excess of $1 billion, a 1% excise tax on certain stock repurchases, and numerous environmental and green energy tax credits. Currently, we are not subject to the corporate alternative minimum tax. The impact of the excise tax on our stock repurchase program was immaterial for the year ended December 31, 2023.

Fluctuations in foreign currency exchange rates affect our reported operating results in U.S. dollar terms.

Because we conduct a substantial portion of our business outside the United States, we face exposure to adverse movements in foreign currency exchange rates, which could have a material adverse impact on our financial results and cash flows. These exposures may change over time as business practices evolve and economic conditions change.

The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given period. This exposure is the result of selling in multiple currencies, headcount in foreign locations and operating in countries where the functional currency is the local currency. Revenue generated and expenses incurred by our international subsidiaries are often denominated in their local currencies, but many of our expenses related to our operations in foreign jurisdictions are denominated in U.S. dollars. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries are translated from local currencies into U.S. dollars. For example, in 2023, the strength of the U.S. dollar had a negative impact on our revenue and a positive impact on our operating expenses. In addition, our financial results are subject to changes in exchange rates that impact the settlement of transactions in non-functional currencies.

In addition, we have recently experienced increased volatility in foreign currency exchange rates, due to a number of factors, including geopolitical and economic developments. We may not be able to effectively manage such volatility, and our financial results have in the past and could in the future be adversely impacted as a result of such volatility. In addition, such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to accurately predict our future results and earnings.

Our sales to government clients subject us to risks, including early termination, audits, investigations, sanctions and penalties.

We have customer contracts with the U.S. government, as well as international, state and local governments and their respective agencies, and we may in the future increase sales to government entities. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Such government entities often have the right to terminate these contracts at any time, without cause. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending and demand and payment for our services may be impacted by public sector budgetary cycles and funding authorizations. These factors may combine to potentially limit the revenue we derive from government contracts in the future. Additionally, government contracts generally have requirements that are more complex than those found in commercial enterprise agreements and therefore are more costly to comply with. Such contracts are also subject to audits and investigations that could result in civil and criminal penalties and administrative sanctions, including contract termination, fee refunds, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

We utilize third-party technology in our business, and failures or vulnerabilities, and/or litigation, related to these technologies may adversely affect our business.

We utilize third-party technology software, services, and other technology to operate critical functions of our business, including the integration of certain of these technologies into our network, products and services. If these software, services, or other technology become unavailable or contain vulnerabilities, our expenses could increase and our ability to operate our network, provide our products, and our results of operations could be impaired until equivalent software, technology, or services are purchased or developed or any identified vulnerabilities are remedied. If we are unable to procure the necessary third-party technology we may need to acquire or develop alternative technology, or we may have to resort to utilizing alternative technology of lower quality. This could limit and delay our ability to offer new or competitive products and increase our costs of production. As a result, our business could be significantly harmed. In addition, the use of third-party technology may expose us to third-party claims of intellectual property infringement which could cause us to incur significant costs in defense or alternative sourcing.

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

The nature and breadth of laws and regulations, or expanded interpretation of these laws and regulations, that relate to privacy on the internet and international data transfer restrictions may increase in the future. Accordingly, we are unable to assess the possible effect of compliance with future requirements or whether our compliance efforts will materially impact our business, results of operations or financial condition, as well as increase expenses or create other disadvantages to our business.

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

Engineering efforts to build new capabilities to facilitate compliance with increasing international data transfer restrictions and new and changing privacy laws and related customer demands could require us to take on substantial expenses and divert engineering resources from other projects. We might experience reduced demand for our offerings if we are unable to engineer products that meet our legal duties or help our customers meet their obligations under the GDPR, the CCPA or other applicable data regulations, or if the changes we implement to comply with such laws and regulations make our offerings less attractive.

Our ability to leverage the data generated by our global networks is important to the value of many of the solutions we offer, our operational efficiency and future product development opportunities. Our ability to use data in this way may be constrained by regulatory developments. Compliance with applicable laws and regulations regarding personal data may require changes in services, business practices or internal systems that result in increased costs, lower revenue, reduced efficiency or greater difficulty in competing with other companies. Compliance with data regulations might limit our ability to innovate or offer certain features and functionality in some jurisdictions where we operate. Failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged non-compliant activity, as well as negative publicity and diversion of management time and effort.

Our security controls over personal data, our training of employees and third parties on privacy, data security and other ethical data use practices we follow may not prevent the improper disclosure or misuse of customer or end-user data we process. Improper disclosure or misuse of personal data could harm our reputation, lead to legal exposure to customers or end users, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue.

Other regulatory developments could negatively impact our business.

U.S. and international laws and regulations that apply to the internet related to, among other things, content liability, security requirements, law enforcement access to information, critical infrastructure, net neutrality, so-called "fair share" or internet content taxes, international data transfer restrictions, sanctions, export controls and restrictions on social media or other content could pose risks to our revenues, intellectual property and customer relationships as well as increase expenses or create other disadvantages to our business. Section 230 of the U.S. Communications Decency Act, often referred to as Section 230, gives websites that host user-generated content broad protection from legal liability for content posted on their sites. Proposals to repeal or amend Section 230 could expose us to greater legal liability in the conduct of our business. Our Acceptable Use Policy prohibits customers from using our network to deliver illegal or inappropriate content; if customers violate that policy, we may nonetheless face reputational damage, enforcement actions or lawsuits related to their content. Regulations have been enacted or proposed in a number of countries that limit the delivery of certain types of content into those countries. Enactment and expansion of such laws and regulations would negatively impact our revenues. For example, restrictions were adopted in India in 2020 prohibiting access to identified Chinese applications, which caused a reduction in revenue to us. In addition, such laws and regulations could cause internet service providers, or others, to block our products in order to enforce content-blocking efforts. In addition, efforts to block a single product or domain name may end up blocking a number of other products or domain names in an overbroad manner that could affect our business. In addition to regulations related to content, enactment and expansion of laws related to the use of artificial intelligence and machine learning in our operations and increased regulation of cloud services providers also could increase costs of doing business, subject us to potential liability or regulatory risk and introduce other disadvantages to our business, including brand or reputational harm. Interpretations of laws or regulations that would subject us to regulatory enforcement actions, supervision or, in the alternative, require us to exit a line of business or a country, could lead to the loss of significant revenues and have a negative impact on the quality of our solutions. Engineering efforts to build new capabilities to facilitate compliance with law enforcement access requirements, content access restrictions or other regulations could require us to take on substantial expenses and divert engineering resources from other projects. These circumstances could harm our profitability.

We may need to defend against patent or copyright infringement claims, which would cause us to incur substantial costs or limit our ability to use certain technologies in the future.

As we expand our business and develop new technologies, products and services, we have become increasingly subject to intellectual property infringement and other claims and related litigation. We have also agreed to indemnify our customers and channel and strategic partners if our solutions infringe or misappropriate specified intellectual property rights. As a result, we have been and could again become involved in litigation or claims brought against customers or channel or strategic partners if our solutions or technology are the subject of such allegations. Any litigation or claims, whether or not valid, brought against us or pursuant to which we indemnify our customers or partners could result in substantial costs and diversion of resources and require us to do one or more of the following: cease selling, incorporating or using features, functionalities, products or services that incorporate the challenged intellectual property; pay substantial damages and incur significant litigation expenses; obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; or redesign products or services. If we are forced to take any of these actions, our business may be seriously harmed.

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

From time to time, we are or may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent, commercial, product liability, breach of contract, employment, class action, whistleblower and other litigation and claims and governmental and other regulatory investigations and proceedings. In addition, under our charter, we could be required to indemnify and advance expenses to our directors and officers in connection with their involvement in certain actions, suits, investigations and other proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable and may not be covered by insurance, there can be no assurance that the results of any litigation matters will not have an adverse impact on our business, results of operations, financial condition or cash flows.

Global climate change, other disruptions and related natural resource conservation regulations could adversely impact our business.

The long-term effects of climate change on the global economy and our industry in particular remain unknown. For example, changes in weather where we operate may increase the costs of powering and cooling computer hardware we use to develop software and provide cloud-based services. In addition, catastrophic natural disasters, such as an earthquake, fire, flood or other act of God and any similar disruption, as well as any derivative disruption, such as those to services provided through localized physical infrastructure, including utility or telecommunication outages, or any to the continuity of our, our partners’, suppliers’ and our customers’ workforce, could have a material adverse impact on our business and operating results. In addition, pandemics or other public health crises, as well as any derivative disruptions such as those experienced during the COVID-19 pandemic, in places where we operate may adversely affect our results of operations. Our global operations are dependent on our network infrastructure, technology systems and website, including the supply of servers from our third-party partners, as well as our intellectual property and personnel and any disruption to these dependencies may negatively impact our ability to respond to customers, provide services and maintain local and global business continuity. Furthermore, some of our products and business functions are hosted or carried out by third parties that may be vulnerable to these same types of disruptions, the response to or resolution of which may be beyond our control. Any disruption to our business could cause us to incur significant costs to repair damages to our facilities, equipment, infrastructure and business relationships.

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

The market price of our common stock has historically been volatile. Trading prices for our common stock may continue to fluctuate in response to a number of events and factors, including the following: quarterly variations in operating results; announcements by our customers related to their businesses that could be viewed as impacting their usage of our solutions; market speculation about whether we are a takeover target or considering a strategic transaction; announcements by us regarding acquisitions; announcements by competitors; activism by any single large stockholder or combination of stockholders or rumors about such activity; changes in financial estimates and recommendations by securities analysts; failure to meet the expectations of securities analysts; purchases or sales of our stock by our officers and directors; general economic conditions and other macroeconomic factors, such as inflationary pressures, foreign currency exchange rate fluctuations, energy prices, reduced consumer spending, elevated interest rates, recessionary economic cycles, protracted economic slowdowns and overall market volatility; repurchases of shares of our common stock; the issuance of additional shares or securities convertible into, or exchangeable or exercisable for, shares of our common stock, including under our equity compensation plans; entry into, or termination of, relationships with material customers and partners; and performance by other companies in our industry.

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

As of the date of this report, we had total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2025, total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2027 and total principal amount of $1,265 million of convertible senior notes outstanding due in 2029. We also entered into a credit facility in November 2022 that provides for an initial $500.0 million revolving credit facility, and under specified circumstances, the credit facility can be increased to up to $1 billion in aggregate principal amount. As of December 31, 2023, there were no outstanding borrowings under the credit facility. Our ability to repay any amounts we borrow under our credit facility, refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the applicable indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through future borrowing under the credit facility or the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. If we do not have sufficient cash upon conversion of the notes or to repurchase the notes following a fundamental change, we would be in default under the terms of the notes, which could seriously harm our business. Although the terms of our credit facility include certain financial ratios that potentially limit our future indebtedness, the terms of the notes do not. If we incur significantly more debt, this could intensify the risks described above. In addition, if we are unable to obtain financing to fund additional capital expenditures, acquisitions and general corporate and other purposes on reasonable terms, or at all, then our business, operations and financial condition may be harmed.

Because we currently do not intend to pay dividends, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We currently intend to retain our future earnings, if any, for use in the operation of our business and do not expect to pay any cash dividends in the foreseeable future on our common stock. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares, and our stock price has been, and may continue to be, volatile, and your investment could lose value. See the risk factor titled “Our stock price has been, and may continue to be, volatile, and your investment could lose value” above.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As previously disclosed for the year ended December 31, 2022, we identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2022 related to income taxes. Although this material weakness has been remediated, there can be no assurance that we will not identify additional material weaknesses in internal controls in the future or that the measures we may take to remediate any such future control deficiencies will be effective.

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

We cannot be certain that our internal control measures will provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, may result in a restatement of our financial statements for prior periods, cause us to fail to meet our reporting obligations, and could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in the periodic reports we will file with the Securities and Exchange Commission.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our customers rely upon Akamai to power and protect the online experiences of their end user customers. We provide security, content delivery and compute services through Akamai Connected Cloud and maintain internal systems and other data associated with running our business. We have implemented cybersecurity risk management programs and procedures designed to identify and address threats to both internal and customer facing data and systems that are subject to ongoing compliance assessments, certifications and testing.

Under the oversight and direction of the Akamai executive management team and the Audit Committee of Akamai’s board of directors, the Chief Security Officer (the “CSO”) has primary responsibility for overseeing Akamai’s management of cybersecurity risks. Reporting to the Chief Executive Officer through the Company's Executive Vice President and General Manager of the Security Technology Group, the CSO leads Akamai’s Information Security Committee, which works cross-functionally with other Akamai departments, including legal, business, policy and technical functions, as appropriate, to exchange information related to cybersecurity. Our current CSO is an accomplished security professional with 15 years of experience in building and leading information security teams at both public and private companies. Akamai’s information security team is comprised of senior ranking staff who have experience in a broad range of security domains, including security operations, software security, risk management and auditing.

The CSO and Akamai’s information security team regularly communicate the nature and state of security risks to senior business leaders across the organization. In addition, the CSO meets on a regular basis with the Information Security Committee to provide cybersecurity program updates and to discuss potential risks and changes in the cyber threat landscape in which we operate. On a quarterly basis and as needed, the CSO reports to the Audit Committee to provide information on, as applicable and appropriate, cybersecurity risk management programs, risk mitigation, cybersecurity incidents and related disclosure obligations, if any, information on new or changing threats and other cybersecurity matters. The Audit Committee

Chair reports to our board at least quarterly on our cybersecurity risk management program, including risk mitigation, cybersecurity incidents and other relevant developments in our cyber threat landscape. In addition to formal reporting, the CSO takes part in informal meetings as needed and requested with Akamai's management, including the Chief Executive Officer and the board of directors.

The information security team, under the authority of the CSO, has developed a cybersecurity risk management program that addresses four primary operational pillars:

•researching, monitoring and identifying significant cybersecurity threats and risks across Akamai Connected Cloud and the larger internet ecosystem taking into account malicious actors, software vulnerabilities and other threat sources;
•assessing designated risks applicable to Akamai’s assets and systems, including those associated with third-party vendors and suppliers, and planning and tracking efforts to address significant risks;
•managing cybersecurity incidents and associated reporting and communications obligations; and
•ongoing compliance assessments through internal and external audits and assessments, certifications and the penetration and vulnerability testing of certain systems.

These operational pillars and the programs established from them are informed by cybersecurity industry standards.

Our programs are designed to identify and categorize cybersecurity threats and risks through different sources. We conduct assessments of threat models to determine which risks are most likely to impact us. Akamai’s information security team gathers threat and risk data and updates through various sources, such as systems reviews, security research activities, product development processes, diligence efforts in acquisitions and internal and external security scans and alerts, as appropriate. As applicable, in certain circumstances, we also collaborate with industry partners in the security community, our peers and law enforcement agencies, to support our cybersecurity threat intelligence capabilities. This information is collected, categorized and assessed to identify, prioritize and manage significant cybersecurity risks. As a result, our process is continually evaluated and evolves as the threat landscape changes.

In addition to ongoing risk management procedures, we have implemented a cybersecurity incident procedure designed to identify and address security incidents through various channels. As part of this process, cybersecurity incidents are evaluated, as appropriate, by a cross-functional team to assess the impact of the incident or threat to Akamai from a financial, reputational and operational perspective, and to determine notification obligations to customers and regulators and disclosure obligations to investors, as applicable. The results of such evaluation are discussed with the board of directors as appropriate. On a regular basis, our cybersecurity professionals conduct internal assessments of this process. Additionally, we have implemented an incident response plan that is reviewed by the Audit Committee and the board of directors from time to time.

We also incorporate security practices into employee training. We have a process for employees to formally acknowledge their review and understanding of security obligations, and the information security and legal teams conduct periodic security and data protection training aimed to emphasize the importance of security and data protection. In addition, we have implemented a review process to assess the security profile and data protection practices of certain third-party service providers that have exposure to Akamai’s systems, including, as appropriate, review of vendor security policies and procedures and contractually required security commitments.

Although risks from cybersecurity threats have to date not materially affected us, our business strategy, results of operations or financial condition, we have, from time to time, experienced threats to and breaches of our and our third-party vendors’ data and systems. For more information, see "Risk Factors" included elsewhere in this annual report on Form 10-K.

Item 2. Properties

Since May 2022 we have operated as a flexible workplace, where employees can choose to work from their home office, a Company office or a combination of both. However, our headquarters is located in Cambridge, Massachusetts where we lease approximately 659,000 square feet, of which approximately 285,000 square feet is currently subleased to third parties. We also have offices in other locations in the United States and other countries, the largest of which are Bangalore, India; Krakow, Poland; and Tel Aviv, Israel. All of our facilities are leased. We are continuing to evaluate our facility footprint in light of our FlexBase program, including our plans and ability to sublease excess space. We believe our facilities are sufficient to meet our needs.

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

As of February 23, 2024, there were 157 holders of record of our common stock.

We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying or declaring any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the fourth quarter of 2023 (in thousands, except share and per share data):

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
October 1, 2023 – October 31, 2023	170,075	$105.83	170,075	$574,837
November 1, 2023 – November 30, 2023	171,914	109.90	171,914	555,943
December 1, 2023 – December 31, 2023	153,634	117.15	153,634	537,944
Total	495,623	$110.75	495,623

(1)Information is based on settlement dates of repurchase transactions.
(2)Consists of shares of our common stock, par value $0.01 per share.
(3)Includes commissions paid, but excludes any estimated excise taxes payable on share repurchases.
(4)Effective January 2022, our board of directors authorized a $1.8 billion share repurchase program through December 2024.

During the year ended December 31, 2023, we repurchased 7.8 million shares of our common stock for an aggregate purchase price of $654.0 million.

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

Overview

We provide solutions to power and protect life online through our massively distributed edge and cloud platform, which we refer to as Akamai Connected Cloud. Akamai Connected Cloud underpins our cloud computing, security and content delivery solutions, and is central to our financial success. The key factors that influence our financial success are our ability to build on recurring revenue commitments for our security and performance offerings, increase traffic on our network, continue to develop, scale and successfully bring to market our cloud computing platform and compute-to-edge solutions that meet the needs of professional users and enterprises, effectively manage the prices we charge for our solutions, develop new products and appropriately manage our capital spending and other expenses. The purpose of this discussion and analysis section is to provide material information relevant to an assessment of our financial condition and results of operations from management’s perspective, including to describe and explain key trends, events and other factors that impacted our reported results and that are likely to impact our future performance.

Revenue

We primarily derive revenue from the sale of services to customers executing contracts having terms of one year or longer, which allows us to have a consistent and predictable base level of revenue. Services included in our contracts consist of security solutions, the delivery of content, applications and software over the internet, cloud computing solutions and professional services. In addition to a base level of revenue, we are also dependent on our ability to increase our product offerings and to cross-sell additional services to our new and existing customers, particularly for our security and compute solution portfolios. Our revenue is also impacted by customer renewals, the rate of adoption and timing of customer offerings, variability of one-time events, usage of cloud computing services and the amount of traffic we serve on our network. Geopolitical, economic and other developments that impact our customers' businesses can also impact our ability to attract new customers or continue to cross-sell additional services to existing customers. Over the longer term, our ability to expand our product portfolio and to effectively manage the prices we charge for our solutions are key factors impacting our revenue growth.

We have observed the following trends related to our revenue in recent years:

•Increased sales of our security solutions, led by application security solutions and segmentation solutions from our acquisition of Guardicore Ltd., and increased sales of our compute solutions, primarily attributable to our acquisition of Linode in early 2022, have made a significant contribution to revenue growth. During 2023, security represented the largest share of revenue with security and compute revenue representing over half of our total revenue. We plan to continue to invest in these areas with a focus on further advancing our product portfolios.

•Traffic on our network continues to grow at a modest pace as compared to prior years, and is impacted by a number of external factors. Most recently, as we and our customers manage through a time of economic headwinds and uncertainty, traffic growth rates have been impacted. Conversely, our rate of traffic growth increased significantly during the onset of the COVID-19 pandemic and the associated stay-at-home orders across the globe. However, as these orders were lifted and more return-to-work policies were adopted, our traffic growth rates declined. These traffic fluctuations may continue to impact our delivery revenue.

•The prices paid by some of our delivery and security customers have declined in recent years due to competition and contract renewals, which negatively impacts our revenue growth rates. We have been able to mitigate some of the negative impacts to our revenue growth rates by upselling incremental solutions to our existing delivery and security customers. We are taking steps upon contract renewals to optimize how we charge certain high-volume traffic delivery customers, including charging a premium for higher-cost destinations and continuing to maintain alignment between customer traffic volumes and unit pricing.

•Revenue from our international operations has generally been growing at a faster pace in recent years than from our U.S. operations, particularly from new customer acquisition and cross-selling of incremental solutions. Because we publicly report in U.S. dollars, our reported revenue results are negatively impacted when the dollar strengthens and benefit when the dollar weakens.

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

Expenses

Our level of profitability is impacted by our expenses, including direct costs to support our revenue such as bandwidth and co-location costs, which includes energy to power our network. We have observed the following trends related to our profitability in recent years:

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

•Co-location costs are also a significant portion of our cost of revenue. As we continue to build out our new compute locations to provide us with the ability to scale our platform, we expect to enter into longer term leases that include certain financial commitments in order to achieve more favorable unit economics. The costs of the financial commitments are expensed ratably over the life of the lease, and, as a result, in some cases, we are incurring costs in advance of these compute locations being fully utilized. We continue to improve our internal-use software and remain disciplined in managing our hardware deployments, particularly for our delivery platform, which enables us to use servers more efficiently. With these efficiencies we have been able to moderate the impact of rising energy costs. We expect to continue to scale our network in the future, which we believe will allow us to effectively manage our co-location costs to maintain or improve current levels of profitability.

•Network build-out and supporting service costs represent another significant portion of our cost of revenue. These costs include maintenance and supporting services incurred as we continue to build out our compute infrastructure and maintain our global network, and costs of third-party cloud providers used for some of our operations. We have seen these costs increase in recent years as a result of our network expansion, and particularly the build out of our compute infrastructure. We had also experienced increased costs from third-party cloud providers, but have recently begun to mitigate those costs by migrating to our own cloud solutions and optimizing third-party cloud spend. We will need to continue to effectively manage our network build-out and supporting service costs and continue to migrate third-party cloud services to Akamai Connected Cloud to maintain or improve current levels of profitability.

•Our employees are core to the operations of our business, and payroll and related costs, including stock-based compensation, is our largest expense. It is important to the success of operations that we offer competitive compensation packages. However, we remain disciplined in allocating our resources to support our faster growing security and compute solutions, including maintaining operational efficiencies to mitigate the rising cost of talent. In 2023, we redesigned one of our non-executive short-term incentive compensation programs by shifting certain employees from a cash-based to stock-based program. We also introduced a non-executive incentive program tied to our initiative to migrate certain third-party cloud services onto Akamai Connected Cloud. These programs are designed to better align employee incentives with the interests of our stockholders.

•Depreciation expense related to our network equipment also contributes to our overall expense levels. In recent years, we have invested in our network as traffic levels have increased and as part of building out our compute infrastructure, which increased our capital expenditures and resulting depreciation expense. We plan to continue to make investments in capital expenditures, however, the focus is to further invest in support of our faster growing compute solutions. Due to the software and hardware initiatives we have undertaken to manage our global network more efficiently, the useful lives of our servers have been extended from five to six years effective January 1, 2023, which has offset increased depreciation expense from our network expansion and the build out of our compute infrastructure.

•Growth in our international operations incrementally increases our exposure to foreign currency fluctuations. Because we publicly report in U.S. dollars, our expenses are positively impacted when the dollar strengthens and are negatively impacted when the dollar weakens.

Recent Acquisitions

We acquired certain customer contracts from Lumen Technologies, Inc. ("Lumen") in October 2023 and from StackPath, LLC ("StackPath") in August 2023. These acquisitions are intended to further strengthen our existing content delivery and other businesses as we transition the acquired customers to our Akamai Connected Cloud and offer our portfolio of other services to these customers. Revenue attributable to these asset acquisitions was $20.3 million during the year ended December 31, 2023. We also acquired Neosec, Inc ("Neosec") in May 2023, which is intended to complement our application and API security portfolio by extending its visibility into the rapidly growing API threat landscape, and StorageOS, Inc. ("StorageOS"), also known as Ondat, in March 2023, which is intended to strengthen our cloud computing offerings. Neither Neosec or Ondat included a significant number of employees when we completed the acquisitions.

In March 2022, we acquired Linode, an infrastructure-as-a-service platform provider, which allows for developer-friendly cloud computing capabilities. The acquisition was intended to enhance our computing services by enabling us to create a unique cloud platform to build, run and secure applications from the cloud to the edge. Linode had approximately 250 employees when we completed the acquisition.

In October 2021, we acquired Guardicore whose micro-segmentation solution is designed to limit user access to only those applications that are authorized to communicate with each other, thereby limiting the spread of malware and protecting the flow of enterprise data across the network. Guardicore had approximately 270 employees when we completed the acquisition.

Global Economic Conditions

Global macroeconomic and geopolitical conditions continue to impact our business and revenue growth rates. We, along with our customers, continue to manage through an uncertain period of fluctuating inflation, economic uncertainty, uncertain energy supplies, heightened geopolitical tensions, potential for supply chain disruptions, changes in international tax laws, fluctuations in foreign exchange rates and elevated interest rates. To the extent these macroeconomic conditions continue, we expect that it may adversely affect our business, operations and financial results.

Results of Operations

The following sets forth, as a percentage of revenue, consolidated statements of income data for the years indicated:

	2023	2022	2021
Revenue	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	39.6	38.3	36.7
Research and development	10.7	10.8	9.7
Sales and marketing	14.0	13.9	13.3
General and administrative	15.8	16.2	16.0
Amortization of acquired intangible assets	1.8	1.8	1.4
Restructuring charge	1.5	0.4	0.3
Total costs and operating expenses	83.4	81.4	77.4
Income from operations	16.6	18.6	22.6
Interest and marketable securities income, net	1.2	0.1	0.5
Interest expense	(0.5)	(0.3)	(2.1)
Other (expense) income, net	(0.3)	(0.3)	0.1
Income before provision for income taxes	17.0	18.1	21.1
Provision for income taxes	(2.8)	(3.5)	(1.8)
Gain (loss) from equity method investment	—	(0.2)	(0.4)
Net income	14.2%	14.4%	18.9%

Revenue

Revenue by solution category during the periods presented was as follows (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2023	2022	% Change	% Change at Constant Currency	2022	2021	% Change	% Change at Constant Currency
Security	$1,765,267	$1,541,941	14.5%	14.7%	$1,541,941	$1,334,836	15.5%	19.7%
Delivery	1,542,434	1,669,257	(7.6)	(7.1)	1,669,257	1,873,243	(10.9)	(7.8)
Compute	504,219	405,456	24.4	24.7	405,456	253,144	60.2	64.0
Total revenue	$3,811,920	$3,616,654	5.4%	5.8%	$3,616,654	$3,461,223	4.5%	8.0%

The increases in our revenue in 2023 as compared to 2022, and 2022 as compared to 2021, was primarily the result of continued growth in sales of our security solutions and the acquisition of Linode in March 2022 which contributed to the growth in our compute solutions. The increase in 2023 as compared to 2022 was partially offset by a decline in revenue from our delivery solutions due to the pricing impact of renewals and moderated traffic growth. The increase in 2022 as compared to 2021 was negatively impacted by the significant strengthening of the U.S. dollar and a decline in revenue from our delivery solutions due to a reduction in traffic growth and pricing impact of renewals.

The increase in security solutions revenue for 2023 as compared to 2022, and 2022 as compared to 2021, was due to growth in a number of key products in our security solutions portfolio, including our segmentation and web application firewall solutions, denial of service and bot management solutions. The increase in security solutions revenue for 2023 as compared to 2022 was also due to growth in certain products that combine elements of our security and delivery offerings to provide robust security solutions.

The decrease in delivery solutions revenue for 2023 as compared to 2022 was due to the pricing impact of renewals and moderated traffic growth. The decrease in delivery solutions revenue for 2022 as compared to 2021 was due to a reduction in traffic growth rates as our largest customers are not experiencing the same traffic growth rates as they once were.

The increase in compute solutions revenue in 2023 as compared to 2022, and 2022 as compared to 2021, was due to growth in compute products, including continued growth in cloud optimization solutions and through the acquisition of Linode in the first quarter of 2022. The increase in compute solutions revenue in 2023 as compared to 2022 was also due to a price increase for some of our compute solutions in 2023.

Revenue derived in the U.S. and internationally during the periods presented is as follows (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2023	2022	% Change	% Change at Constant Currency	2022	2021	% Change	% Change at Constant Currency
U.S.	$1,968,779	$1,902,051	3.5%	3.5%	$1,902,051	$1,837,508	3.5%	3.5%
As a percentage of revenue	51.6%	52.6%			52.6%	53.1%
International	1,843,141	1,714,603	7.5	8.3	1,714,603	1,623,715	5.6%	13.2
As a percentage of revenue	48.4%	47.4%			47.4%	46.9%
Total revenue	$3,811,920	$3,616,654	5.4%	5.8%	$3,616,654	$3,461,223	4.5%	8.0%

For each of the years ended December 31, 2023, 2022 and 2021, no single country outside of the U.S. accounted for 10% or more of revenue. Changes in foreign currency exchange rates negatively impacted our revenue by $13.9 million in 2023 as compared to 2022, and negatively impacted our revenue by $122.1 million in 2022 as compared to 2021.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2023	2022	% Change	2022	2021	% Change
Bandwidth fees	$228,038	$205,268	11.1%	$205,268	$209,288	(1.9)%
Co-location fees	256,062	197,375	29.7	197,375	177,950	10.9
Network build-out and supporting services	215,557	195,669	10.2	195,669	157,234	24.4
Payroll and related costs	325,851	298,269	9.2	298,269	276,544	7.9
Acquisition-related costs	3,190	4,982	(36.0)	4,982	—	100.0
Stock-based compensation, including amortization of prior capitalized amounts	73,786	57,146	29.1	57,146	57,390	(0.4)
Depreciation of network equipment	231,500	259,359	(10.7)	259,359	226,384	14.6
Amortization of internal-use software	177,079	165,751	6.8	165,751	164,166	1.0
Total cost of revenue	$1,511,063	$1,383,819	9.2%	$1,383,819	$1,268,956	9.1%
As a percentage of revenue	39.6%	38.3%		38.3%	36.7%

The increase in cost of revenue for 2023 as compared to 2022 was primarily due to:

•co-location fees as a result of investment in Akamai Connected Cloud, particularly as we build out our compute infrastructure to support future growth and scalability;
•bandwidth fees to support the increase in traffic served on our network and for traffic served from higher cost regions;

•network build-out and supporting services due to our infrastructure investment in Akamai Connected Cloud and costs associated with the transition services agreements to support the migration of customer contracts acquired from Lumen and StackPath; and
•payroll and related costs, including stock-based compensation, as a result of headcount growth to support our network, the increased expected achievement of our performance-based compensation plans and higher average equity awards to employees driven by the talent market; additionally, stock-based compensation increased due to the shift in one of our compensation programs from cash-based to stock-based.

The increase in cost of revenue for 2023 as compared to 2022 was partially offset by lower depreciation expense of network equipment due to software and hardware initiatives we have implemented to manage our global network more efficiently. As a result, we increased the expected average useful life of our servers from five to six years effective January 1, 2023, which resulted in a reduction to depreciation expense of $62.7 million for the year ended December 31, 2023.

Additionally, due to our focus on third-party cloud application costs, including migrating third-party cloud services to our own cloud solutions and optimizing third-party cloud spending which are included in network build-out and supporting services, our third-party cloud costs decreased for 2023 as compared to 2022.

The increase in cost of revenue for 2022 as compared to 2021 was primarily due to increased network build-out and supporting services, particularly related to increased supporting services for third-party cloud applications, and increased investment in our network in prior years to support traffic growth, which resulted in higher depreciation costs of our network equipment and growth in expenses related to our co-location facilities including energy to power our network.

During 2024, we expect our cost of revenue to increase as compared to 2023, in particular our co-location costs, due to investments in our network to support the continued growth of our compute solutions. We plan to continue to focus our efforts on managing our operating margins, including our bandwidth and network build-out costs. Specifically, we are continuing to take steps to migrate third-party cloud services onto Akamai Connected Cloud, which we expect will continue to reduce third-party cloud services costs.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2023	2022	% Change	2022	2021	% Change
Payroll and related costs	$494,803	$468,928	5.5%	$468,928	$456,138	2.8%
Stock-based compensation	123,896	78,116	58.6	78,116	65,951	18.4
Capitalized salaries and related costs	(239,928)	(183,540)	30.7	(183,540)	(200,530)	(8.5)
Acquisition-related costs	721	2,832	(74.5)	2,832	—	100.0
Other expenses	26,556	25,098	5.8	25,098	13,813	81.7
Total research and development	$406,048	$391,434	3.7%	$391,434	$335,372	16.7%
As a percentage of revenue	10.7%	10.8%		10.8%	9.7%

The increase in research and development expenses for 2023 as compared to 2022 was due to higher payroll and related costs, including stock-based compensation, as a result of headcount growth from our strategic initiatives, annual merit increases, the increased expected achievement of our performance-based compensation plans, a new compensation program tied to our initiative to migrate third-party cloud services onto Akamai Connected Cloud and higher average equity awards to employees driven by the talent market. Additionally, stock-based compensation increased due to the shift in one of our compensation programs from cash-based to stock-based. These increases were partially offset by an increase in capitalized salaries and related costs as we focused resources to work on development activities related to our platform.

The increase in research and development expenses for 2022 as compared to 2021 was due to higher payroll and related costs and related stock-based compensation as a result of headcount growth from employees joining us through acquisitions, a reduction in capitalized salaries and related costs as a result of a shift in resources to work on core maintenance activities related to our platform and an increase in other expenses due to an increase in the use of third-party cloud services to support our research and development activities.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. For the years ended December 31, 2023, 2022 and 2021, we capitalized $77.0 million, $30.0 million and $32.2 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, ranging from two to ten years based on the software developed and its expected useful life.

We expect our research and development costs to increase in 2024, in particular payroll and related costs, including stock-based compensation, in support of our faster growing security and compute solutions. However, we plan to continue to focus our efforts on managing our operating margins.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2023	2022	% Change	2022	2021	% Change
Payroll and related costs	$376,305	$374,110	0.6%	$374,110	$366,501	2.1%
Stock-based compensation	66,453	47,789	39.1	47,789	46,342	3.1
Marketing programs and related costs	59,151	55,033	7.5	55,033	40,553	35.7
Acquisition-related costs	1,387	2,166	(36.0)	2,166	—	100.0
Other expenses	29,930	23,311	28.4	23,311	8,571	172.0
Total sales and marketing	$533,226	$502,409	6.1%	$502,409	$461,967	8.8%
As a percentage of revenue	14.0%	13.9%		13.9%	13.3%

The increase in sales and marketing expenses for 2023 as compared to 2022 was due to higher payroll and related costs, including stock-based compensation, as a result of annual merit increases, headcount growth and the increased expected achievement of our performance-based compensation plans and other expenses due to increased travel expenses associated with customer meetings and sales events. Additionally, stock-based compensation increased due to the shift in one of our compensation programs from cash-based to stock-based.

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

We expect sales and marketing costs to increase in 2024 as compared to 2023, due to our continued investment in go-to-market efforts. However, we plan to continue to carefully manage costs in an effort to manage our operating margins.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2023	2022	% Change	2022	2021	% Change
Payroll and related costs	$218,272	$213,772	2.1%	$213,772	$223,238	(4.2)%
Stock-based compensation	94,316	62,926	49.9	62,926	63,324	(0.6)
Depreciation and amortization	65,817	74,225	(11.3)	74,225	81,934	(9.4)
Facilities-related costs	90,061	103,473	(13.0)	103,473	100,769	2.7
Provision for doubtful accounts	1,649	7,042	(76.6)	7,042	763	822.9
Acquisition-related costs	8,050	19,071	(57.8)	19,071	13,317	43.2
Software and related service costs	55,714	50,320	10.7	50,320	40,861	23.1
Other expenses	66,972	53,377	25.5	53,377	28,818	85.2
Total general and administrative	$600,851	$584,206	2.8%	$584,206	$553,024	5.6%
As a percentage of revenue	15.8%	16.2%		16.2%	16.0%

The increase in general and administrative expenses for 2023 as compared to 2022 was due to higher payroll and related costs, including stock-based compensation, as a result of annual merit increases, headcount growth, the increased expected achievement of our performance-based compensation plans and higher average equity awards to employees driven by the talent market and other expenses due to increased professional service fees to support our business. Additionally, stock-based compensation increased due to the shift in one of our compensation programs from cash-based to stock-based. These increases were partially offset by decreases in facilities-related costs as a result of growth in sublease income from the execution of our FlexBase program and acquisition-related costs in connection with our acquisition of Linode in the first quarter of 2022.

The increase in general and administrative expenses for 2022 as compared to 2021 was primarily due to increased software and related service costs as we transition to and expand usage of cloud-based applications to support our operations, other expenses related to an increase in professional service fees to support our business and acquisition-related costs primarily related to our acquisition of Linode. These increases were partially offset by a decrease in payroll and related costs due to a decline in performance-based compensation program achievement.

General and administrative expenses for 2023, 2022 and 2021 are broken out by category as follows (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2023	2022	% Change	2022	2021	% Change
Global functions	$246,753	$212,674	16.0%	$212,674	$212,456	0.1%
As a percentage of revenue	6.5%	5.9%		5.9%	6.1%
Infrastructure	344,399	345,391	(0.3)	345,391	326,480	5.8
As a percentage of revenue	9.0%	9.6%		9.6%	9.4%
Other	9,699	26,141	(62.9)	26,141	14,088	85.6
Total general and administrative expenses	$600,851	$584,206	2.8%	$584,206	$553,024	5.6%
As a percentage of revenue	15.8%	16.2%		16.2%	16.0%

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

During 2024, we expect our general and administrative expenses to increase as compared to 2023, in particular payroll and related costs, including stock-based compensation, due to the impact of mid-year merit increases and headcount growth to support the operations of the business. However, we plan to continue to control costs, including reducing our real estate expenses due to excess capacity created by our FlexBase program, in an effort to manage our operating margins.

Amortization of Acquired Intangible Assets

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2023	2022	% Change	2022	2021	% Change
Amortization of acquired intangible assets	$66,751	$64,983	2.7%	$64,983	$48,019	35.3%
As a percentage of revenue	1.8%	1.8%		1.8%	1.4%

The increase in amortization of acquired intangible assets for 2023 as compared to 2022, as well as 2022 as compared to 2021, was the result of amortization of acquired intangible assets related to our recent acquisitions. Based on acquired intangible assets as of December 31, 2023, future amortization is expected to be $84.8 million, $80.5 million, $76.1 million, $62.0 million and $49.6 million for the years ending December 31, 2024, 2025, 2026, 2027 and 2028, respectively.

Restructuring Charge

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2023	2022	% Change	2022	2021	% Change
Restructuring charge	$56,643	$13,529	318.7%	$13,529	$10,737	26.0%
As a percentage of revenue	1.5%	0.4%		0.4%	0.3%

The restructuring charge in 2023 was driven by our FlexBase program as we exited certain facilities that were no longer needed, resulting in impairments of right-of-use-assets and leasehold improvements. Additional charges related to this action may occur; however, we do not expect such charges will materially impact our financial condition or results of operations, and we expect to continue to evaluate our facility footprint going forward. Additionally, the restructuring charge in 2023 included the result of certain actions initiated in the first quarter of 2023. Management's commitment to an action to restructure certain parts of the company was to enable the prioritization of investments in the fastest growing areas of the business. The restructuring charge for this action includes severance and related expenses for certain headcount reductions.

The restructuring charge in 2022 was primarily related to software impairment charges related to our investment with Mitsubishi UFJ Financial Group ("MUFG") in the joint venture Global Open Network, Inc. ("GO-NET"), and MUFG's decision to suspend GO-NET's operations, and impairments of right-of-use-assets for facilities that are no longer needed as a result of our FlexBase program.

The restructuring charge in 2021 was primarily the result of management's actions initiated in the fourth quarter of 2020 to better position us to become more agile in delivering our solutions. The restructuring charge for this action includes severance and related expenses for certain headcount reductions and software charges for software not yet placed into service that will not be implemented due to this action. In addition to the 2020 action, additional charges were incurred in 2021, related to management’s launch of its new FlexBase program in May 2022. The restructuring charge incurred for this program in 2021 includes impairments of lease-related assets for certain facilities that are no longer needed. These restructuring charges were partially offset by the release of a lease obligation for a facility previously exited as part of management actions initiated in late 2019.

Non-Operating Income (Expense)

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2023	2022	% Change	2022	2021	% Change
Interest and marketable securities income, net	$45,194	$3,258	1,287.2%	$3,258	$15,620	(79.1)%
As a percentage of revenue	1.2%	0.1%		0.1%	0.5%
Interest expense	$(17,709)	$(11,096)	59.6%	$(11,096)	$(72,332)	(84.7)%
As a percentage of revenue	(0.5)%	(0.3)%		(0.3)%	(2.1)%
Other (expense) income, net	$(12,296)	$(10,433)	17.9%	$(10,433)	$1,785	(684.5)%
As a percentage of revenue	(0.3)%	(0.3)%		(0.3)%	0.1%

Interest and marketable securities income, net primarily consists of interest earned on invested cash and marketable securities balances and income and losses on mutual funds that are associated with our employee non-qualified deferred compensation plan. The increase to interest and marketable securities income, net for 2023 as compared to 2022 was the result of increased marketable securities balances as a result of our August 2023 issuance of $1,265.0 million in par value of convertible senior notes due 2029 and higher interest rates, as well as increased gains associated with the non-qualified deferred compensation plan. The decrease to interest and marketable securities income, net for 2022 as compared to 2021 was due to increased losses associated with the non-qualified deferred compensation plan and lower interest earned on invested cash balances and marketable securities as a result of lower marketable securities balances in 2022 due to the funding of our acquisitions of Linode and Guardicore.

Interest expense is related to our debt transactions, which are described in Note 11 to the consolidated financial statements included elsewhere in this annual report on Form 10-K. The increase to interest expense for 2023 as compared to 2022 was primarily due to the August 2023 issuance of $1,265.0 million in par value of convertible senior notes due 2029. The decrease to interest expense for 2022 as compared to 2021 was the result of the adoption of the new guidance for accounting for convertible senior notes on January 1, 2022, which resulted in the elimination of the amortization of debt discounts.

Other (expense) income, net primarily represents net foreign exchange gains and losses mainly due to foreign exchange rate fluctuations on intercompany transactions and other non-operating expense and income items as well as gains and losses on equity investments. Other (expense) income, net for 2022 includes impairments of $8.9 million from equity investments, partially offset by a favorable impact of changes in foreign currency exchange rates. Other (expense) income, net for 2021 includes a $3.7 million gain from the sale of an equity investment. Other income (expense), net may fluctuate in the future based on changes in foreign currency exchange rates or other events.

Provision for Income Taxes

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2023	2022	% Change	2022	2021	% Change
Provision for income taxes	$106,373	$126,696	(16.0)%	$126,696	$62,571	102.5%
As a percentage of revenue	2.8%	3.5%		3.5%	1.8%
Effective income tax rate	16.3%	19.3%		19.3%	8.6%

The decrease in the provision for income taxes for 2023 as compared to 2022 was mainly due to a reduction in intercompany sales of intellectual property and the tax on global intangible low-taxed income. These items were partially offset by a decrease in the excess tax benefit related to stock-based compensation and the revaluation of certain foreign income tax liabilities due to foreign exchange rate fluctuations.

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

For the year ended December 31, 2023, our effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by non-deductible stock-based compensation and the tax on global intangible low-taxed income.

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

For the year ended December 31, 2021, our effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, the excess tax benefit related to stock-based compensation and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by non-deductible stock-based compensation and state income taxes.

Our effective income tax rate may fluctuate between fiscal years and from quarter to quarter due to items arising from discrete events, such as tax benefits from the settlement of employee equity awards, tax law changes and settlements of tax audits and assessments. Our effective income tax rate is also impacted by, and may fluctuate in any given period because of, the composition of income in foreign jurisdictions where tax rates differ depending on the local statutory rates. The Organisation for Economic Co-operation and Development (“OECD”) and participating OECD member countries continue to work toward the enactment of a 15% global minimum corporate tax rate. The global minimum tax is a significant structural change to the international taxation framework, which is expected to affect us beginning in 2024. Although global enactment has begun, the OECD and participating countries continue to work on defining the underlying rules and administrative procedures. We are currently monitoring these developments and evaluating the impact. While we anticipate that our effective income tax rate will increase as a result of these changes, we do not expect it to have a material impact to our results of operations or cash flows.

See "Risk Factors" and refer to Note 19 to the consolidated financial statements included elsewhere in this annual report on Form 10-K for additional information regarding unrecognized tax benefits that, if recognized, would impact the effective income tax rate in the next 12 months.

(Gain) Loss from Equity Method Investment

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2023	2022	% Change	2022	2021	% Change
(Gain) loss from equity method investment	$(1,475)	$7,635	(119.3)%	$7,635	$14,008	(45.5)%
As a percentage of revenue	—%	0.2%		0.2%	0.4%

The amounts reflected in (gain) loss from equity method investment relate to our investment with MUFG in a joint venture, GO-NET. GO-NET intended to operate a blockchain-based online payment network. In February 2022, MUFG, the majority owner of GO-NET, announced it was preparing to suspend the operations of GO-NET and to ultimately liquidate it. The gain from equity method investment in 2023 was related to the liquidation and disbursement of our portion of GO-NET's remaining assets, which were previously impaired. The loss from equity method investment in 2022 was the result of our impairment of our investment in GO-NET in the first quarter of 2022 since the operations will no longer generate future cash flows. We recorded a loss of $14.0 million in 2021, which reflects our share of the losses incurred by GO-NET during that year. We do not expect additional activity related to this investment.

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

•Amortization of debt discount and issuance costs and amortization of capitalized interest expense – We have convertible senior notes outstanding that mature in 2029, 2027 and 2025. The issuance costs of the convertible senior notes are amortized to interest expense and are excluded from our non-GAAP results because management believes the non-cash amortization expense is not representative of ongoing operating performance. The imputed interest rates of the 2027 and 2025 convertible senior notes were 3.10% and 4.26%, respectively. This is a result of the debt discounts recorded for the conversion features that, prior to January 1, 2022, were required to be separately accounted for as equity under GAAP, thereby reducing the carrying values of the convertible debt instruments. The debt discounts were amortized as interest expense. On January 1, 2022, we adopted the new guidance for accounting for convertible instruments. This new guidance eliminated separate accounting for the equity portion, and thus the amortization of the debt discount that was recorded as interest expense. Prior to January 1, 2022, we excluded this non-cash interest expense from our non-GAAP results because it was not representative of ongoing operating performance. After January 1, 2022, this interest expense is no longer included in or excluded from GAAP or non-GAAP results.

•Gains and losses on investments – We have recorded gains and losses from the disposition, changes to fair value and impairment of certain investments. We believe excluding these amounts from our non-GAAP financial measures is useful to investors as the types of events giving rise to these gains and losses are not representative of our core business operations and ongoing operating performance.

•Gains and losses from equity method investment – We record income or losses on our share of earnings and losses from our equity method investment, and any gains from returns of investments or impairments. We exclude such income and losses because we do not have direct control over the operations of the investment and the related income and losses are not representative of our core business operations.

•Income tax effect of non-GAAP adjustments and certain discrete tax items – The non-GAAP adjustments described above are reported on a pre-tax basis. The income tax effect of non-GAAP adjustments is the difference between GAAP and non-GAAP income tax expense. Non-GAAP income tax expense is computed on non-GAAP pre-tax income (GAAP pre-tax income adjusted for non-GAAP adjustments) and excludes certain discrete tax items (such as the impact of intercompany sales of intellectual property related to our acquisitions), if any. We believe that applying the non-GAAP adjustments and their related income tax effect allows us to highlight income attributable to our core operations.

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Income from operations	$637,338	$676,274	$783,148
Amortization of acquired intangible assets	66,751	64,983	48,019
Stock-based compensation	328,467	217,185	202,759
Amortization of capitalized stock-based compensation and capitalized interest expense	32,981	31,768	35,894
Restructuring charge	56,643	13,529	10,737
Acquisition-related costs	13,345	29,049	13,317
Non-GAAP income from operations	$1,135,525	$1,032,788	$1,093,874

GAAP operating margin	16.7%	18.7%	22.6%
Non-GAAP operating margin	29.8%	28.6%	31.6%

The following table reconciles GAAP net income to non-GAAP net income for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Net income	$547,629	$523,672	$651,642
Amortization of acquired intangible assets	66,751	64,983	48,019
Stock-based compensation	328,467	217,185	202,759
Amortization of capitalized stock-based compensation and capitalized interest expense	32,981	31,768	35,894
Restructuring charge	56,643	13,529	10,737
Acquisition-related costs	13,345	29,049	13,317
Amortization of debt discount and issuance costs	5,341	4,395	66,025
(Gain) loss on investments	(311)	8,260	(3,680)
(Gain) loss from equity method investment	(1,475)	7,635	14,008
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(89,364)	(42,768)	(96,164)
Non-GAAP net income	$960,007	$857,708	$942,557

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share data):

	2023	2022	2021
GAAP net income per diluted share	$3.52	$3.26	$3.93
Adjustments to net income:
Amortization of acquired intangible assets	0.43	0.40	0.29
Stock-based compensation	2.11	1.35	1.22
Amortization of capitalized stock-based compensation and capitalized interest expense	0.21	0.20	0.22
Restructuring charge	0.36	0.08	0.06
Acquisition-related costs	0.09	0.18	0.08
Amortization of debt discount and issuance costs	0.03	0.03	0.40
(Gain) loss on investments	—	0.05	(0.02)
(Gain) loss from equity method investment	(0.01)	0.05	0.08
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.58)	(0.27)	(0.58)
Adjustment for shares (1)	0.02	0.02	0.06
Non-GAAP net income per diluted share (2)	$6.20	$5.37	$5.74

Shares used in GAAP per diluted share calculations	155,397	160,467	165,804
Impact of benefit from note hedge transactions (1)	(574)	(720)	(1,600)
Shares used in non-GAAP per diluted share calculations (1)	154,823	159,747	164,204

(1) Shares used in non-GAAP per diluted share calculations have been adjusted for the periods presented for the benefit of our note hedge transactions. During the periods presented, our average stock price was in excess of $95.10, which is the initial conversion price of our convertible senior notes due in 2025. See further discussion below.

(2) May not foot due to rounding.

Non-GAAP net income per diluted share is calculated as non-GAAP net income divided by weighted average diluted common shares outstanding. Diluted weighted average common shares outstanding are adjusted in non-GAAP per share calculations for the shares that would be delivered to us pursuant to the note hedge transactions entered into in connection with the issuance of $1,265 million of convertible senior notes due 2029 and the issuances of $1,150 million of convertible senior notes due 2027 and 2025, respectively. Under GAAP, shares delivered under hedge transactions are not considered offsetting shares in the fully-diluted share calculation until they are delivered. However, we would receive a benefit from the note hedge transactions and would not allow the dilution to occur, so management believes that adjusting for this benefit provides a meaningful view of operating performance. With respect to the convertible senior notes due in each of 2029, 2027 and 2025, unless our weighted average stock price is greater than $126.31, $116.18 and $95.10, respectively, the initial conversion prices, there will be no difference between GAAP and non-GAAP diluted weighted average common shares outstanding.

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

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Net income	$547,629	$523,672	$651,642
Amortization of acquired intangible assets	66,751	64,983	48,019
Stock-based compensation	328,467	217,185	202,759
Amortization of capitalized stock-based compensation and capitalized interest expense	32,981	31,768	35,894
Restructuring charge	56,643	13,529	10,737
Acquisition-related costs	13,345	29,049	13,317
Interest and marketable securities income, net	(45,194)	(3,258)	(15,620)
Interest expense	17,709	11,096	72,332
Provision for income taxes	106,373	126,696	62,571
Depreciation and amortization	472,035	496,909	467,048
(Gain) loss on investments	(311)	8,260	(3,680)
(Gain) loss from equity method investment	(1,475)	7,635	14,008
Other expense, net	12,607	2,173	1,895
Adjusted EBITDA	$1,607,560	$1,529,697	$1,560,922

Net income margin	14.4%	14.5%	18.8%
Adjusted EBITDA margin	42.2%	42.3%	45.1%

Impact of Foreign Currency Exchange Rates

Revenue and earnings from our international operations have historically been an important contributor to our financial results. Consequently, our financial results have been impacted, and management expects they will continue to be impacted, by fluctuations in foreign currency exchange rates. For example, when the local currencies of our international subsidiaries weaken, generally our consolidated results stated in U.S. dollars are negatively impacted.

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of December 31, 2023, our cash, cash equivalents and marketable securities, which primarily consisted of corporate bonds, U.S. government agency obligations and money market funds, totaled $2.3 billion. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy also limits the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as accounts receivable, deferred revenue, accounts payable, various accrued expenses and operating lease obligations, as well as changes in our capital and financial structure due to common stock repurchases, debt repayments and issuances, acquisitions, purchases and sales of marketable securities, cash paid for acquisitions and similar events. We believe that our strong balance sheet and cash position are important competitive differentiators that provide the financial stability and flexibility to enable us to continue to make investments at opportune times. We expect to continue to evaluate strategic investments to strengthen our business.

As of December 31, 2023, we had cash and cash equivalents of $232.9 million held in accounts outside the U.S. The U.S. Tax Cuts and Jobs Act establishes a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact. As a result, our liquidity is not expected to be materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Years Ended December 31,
(in thousands)	2023	2022	2021
Net income	$547,629	$523,672	$651,642
Non-cash reconciling items included in net income	931,507	756,321	793,445
Changes in operating assets and liabilities	(130,697)	(5,317)	(40,524)
Net cash flows provided by operating activities	$1,348,439	$1,274,676	$1,404,563

The increase in cash provided by operating activities for 2023 as compared to 2022 was due to increased profitability in 2023, as well as cash paid for income taxes related to an intercompany sale of intellectual property and additional compensation costs paid to employees acquired from the Linode acquisition based on an agreement with the acquiree, both of which occurred in 2022 and did not re-occur in 2023.

The decrease in cash provided by operating activities for 2022 as compared to 2021 was primarily due to income taxes paid on an intercompany sale of intellectual property, lower profitability and timing of vendor payments.

Cash Used in Investing Activities

	For the Years Ended December 31,
(in thousands)	2023	2022	2021
Cash paid for business acquisitions, net of cash acquired	$(106,171)	$(872,091)	$(598,825)
Cash paid for asset acquisitions	(120,985)	—	—
Purchases of property and equipment and capitalization of internal-use software development costs	(730,040)	(458,302)	(545,230)
Net marketable securities activity	(884,973)	714,205	501,478
Other, net	(6,069)	(6,122)	(4,322)
Net cash used in investing activities	$(1,848,238)	$(622,310)	$(646,899)

The increase in cash used in investing activities in 2023 as compared to 2022 was due to an increase in purchases of marketable securities with the proceeds from our August 2023 issuance of convertible senior notes and purchases of property and equipment related to our compute infrastructure build-out. These increases were partially offset by cash paid for the acquisition of Linode in March 2022 and by net marketable securities activity as we sold marketable securities during 2022 to fund the acquisition.

The decrease in cash used in investing activities in 2022 as compared to 2021 was due to a decrease in purchases of marketable securities, as we did not reinvest our matured securities in order to fund our acquisition of Linode in March 2022, and a decrease in purchases of property and equipment as we reduced spending related to our delivery solutions as we focused on higher growth initiatives, partially offset by cash paid for the acquisition of Linode.

Cash Provided by (Used in) Financing Activities

	For the Years Ended December 31,
(in thousands)	2023	2022	2021
Activity related to convertible senior notes	$1,101,028	$—	$—
Activity related to stock-based compensation	(3,243)	(25,774)	(39,480)
Repurchases of common stock	(654,046)	(608,010)	(522,255)
Other, net	(360)	(393)	(268)
Net cash provided by (used in) financing activities	$443,379	$(634,177)	$(562,003)

The increase in cash provided by financing activities in 2023 as compared to 2022 was due to the net proceeds from our convertible senior notes due 2029 that were issued in August 2023. This increase was partially offset by an increase in repurchases of our common stock.

The increase in cash used in financing activities in 2022 as compared to 2021 was primarily the result of increased repurchases of our common stock.

Our board of directors authorized a share repurchase program that is effective from January 2022 through December 2024, and during 2023, 2022 and 2021, we repurchased 7.8 million, 6.4 million and 4.7 million shares of our common stock, respectively, at an average price per share of $83.83, $94.96 and $109.97, respectively. Our goal for the share repurchase program is to offset the dilution created by our employee equity compensation programs over time and provide the flexibility to return capital to stockholders as business and market conditions warrant, while still preserving our ability to pursue other strategic opportunities. The timing and amount of any future common stock repurchases will be determined by our management based on its evaluation of market conditions and other factors.

Convertible Senior Notes

In August 2023, we issued $1,265.0 million in principal amount of convertible senior notes due 2029 and entered into related convertible note hedge and warrant transactions. We intend to use a portion of the net proceeds to repay at maturity our $1,150.0 million outstanding aggregate principle amount of convertible senior notes due in 2025. Additionally, we used a portion of the net proceeds of the offering for repurchases of our common stock.

As of December 31, 2023, we had $3,565.0 million of convertible senior notes outstanding that are senior unsecured obligations and bear interest payable semi-annually in arrears. These notes mature between May 2025 and February 2029. The terms of the notes and the hedge and warrant transactions are discussed more fully in Note 11 to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Revolving Credit Facility

In November 2022, we entered into a five-year revolving credit agreement ("2022 Credit Agreement") which replaced the revolving credit agreement that we entered into in May 2018. The 2022 Credit Agreement allows us to borrow up to $500.0 million at various interest rates and contains customary representations and warranties, affirmative and negative covenants and events of default. As of December 31, 2023, we were in compliance with all covenants. There were no outstanding borrowings under the 2022 Credit Agreement as of December 31, 2023. The terms of the revolving credit agreements are discussed more fully in Note 11 to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Operating Leases

We have entered into operating leases for real estate assets related to office space and co-location assets related to space or racks at co-location facilities and related equipment for our servers and other networking equipment. As of December 31, 2023 the total obligation under these agreements was $1,144.2 million, of which $224.2 million is payable in the next 12 months. We have also executed additional operating leases that will commence in 2024 for $195.0 million. The operating lease terms and maturities are discussed more fully in Note 12 to the consolidated financial statements included elsewhere in this annual report on Form 10-K

Purchase Commitments

We enter into long-term agreements with network and internet service providers for bandwidth, as well as execute purchase orders for the purchase of goods or services in the ordinary course of business, which may contain minimum commitments. These minimum commitments may vary from period to period depending on the timing and length of contract renewals with our vendors, and on our plans for network expansion, including our expansion plans related to our compute business.

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

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, shareholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See Note 13 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during 2023 and 2022 was determined to be immaterial.

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

Determination of the standalone selling price ("SSP") for each distinct performance obligation in a contract also requires the exercise of judgment by management. SSP is based on observable inputs such as the price we charge for the service when sold separately, or the discounted list price per management’s approved price list. In cases where services are not sold separately or price list rates are not available, a cost-plus-margin approach or adjusted market approach is used to determine SSP. Changes to SSP could result in differences in the allocation of transaction price among performance obligations, which could result in differences in the timing and amount of revenue recognized in a period.

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

We may also resell licenses or services of third parties. If we are acting as an agent in an arrangement with a customer to provide third party services, the transaction price reflects only the net amount to which we will be entitled, after accounting for payments made to the third party responsible for satisfying the performance obligation. Different determinations on whether we are acting as an agent or a principal could change the amount of revenue recognized.

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

Impairment of Long-Lived Assets

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

Goodwill and Acquired Intangible Assets

We test goodwill for impairment on an annual basis, as of December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We have concluded that we have one reporting unit and that our chief operating decision maker is our chief executive officer and the executive management team. We have assigned the entire balance of goodwill to our one reporting unit. The fair value of the reporting unit was based on our market capitalization as of each of December 31, 2023 and 2022, and it was substantially in excess of the carrying value of the reporting unit at each date.

Acquired intangible assets consist of completed technologies, customer relationships, trademarks and trade names, non-compete agreements and acquired license rights. We engage third party valuation specialists to assist us with the initial measurement of the fair value of acquired intangible assets. Fair value and useful life determinations may be based on, among other factors, estimates of future expected cash flows, royalty cost savings and appropriate discount rates used in calculating present values. The value of our acquired intangible assets could be different if we had used different assumption. Acquired intangible assets, other than goodwill, are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible assets.

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

We currently have net deferred tax assets, comprised of net operating loss ("NOL"), carryforwards, tax credit carryforwards and deductible temporary differences. Our management periodically weighs the positive and negative evidence to determine if it is more-likely-than-not that some or all of the deferred tax assets will be realized. In determining our net deferred tax assets and valuation allowances, annualized effective tax rates and cash paid for income taxes, management is required to make judgments and estimates about domestic and foreign profitability, the timing and extent of the utilization of NOL carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from our projections.

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

Accounting for Stock-Based Compensation

We issue stock awards as part of our compensation program which includes stock options, restricted stock, restricted stock units, deferred stock units and employee stock purchases related to our employee stock purchase plan. For equity classified awards, we measure the fair value of these awards at the grant date and recognize such fair value as expense over the vesting period. For liability classified awards, the fair value is determined each reporting period beginning at the grant date until final vesting. We have selected the Black-Scholes option pricing model to determine the fair value of stock option awards and the Monte Carlo simulation model to determine the fair value of market-based restricted stock unit awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected life of the stock awards and the volatility of the underlying common stock. Our assumptions may differ from those used in prior periods. Changes to the assumptions may have an impact on the fair value of stock awards, which could have an impact on our financial statements. Judgment is also required in estimating the number of stock awards that are expected to be forfeited. Should our actual forfeiture rates differ significantly from our estimates, our stock-based compensation expense and results of operations could be materially impacted. In addition, for awards that vest and become exercisable only upon achievement of specified performance conditions, we make judgments and estimates each quarter about the probability that such performance conditions will be met or achieved. Changes to the estimates we make from time to time may have an impact on our stock-based compensation expense and our results of operations.

Capitalized Internal-Use Software Costs

We capitalize salaries and related costs, including stock-based compensation, of employees and consultants who devote time to the development of internal-use software development projects, as well as interest expense related to our convertible senior notes. Capitalization begins during the application development stage, once the preliminary project stage has been completed. If a project constitutes an enhancement to previously-developed software, we assess whether the enhancement creates additional functionality to the software, thus qualifying the work incurred for capitalization. Once the project is available for general release, capitalization ceases and we estimate the useful life of the asset and begin amortization. We periodically assess whether triggering events are present to review internal-use software for impairment. Changes in our estimates related to internal-use software would increase or decrease operating expenses or amortization recorded during the period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our portfolio of cash equivalents and short- and long-term investments is maintained in a variety of securities, including money market funds, time deposits, commercial paper, corporate bonds, U.S. government agency obligations and mutual funds. The majority of our investments are classified as available-for-sale securities and carried at fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes. If market interest rates were to increase by 100 basis points from December 31, 2023 levels, the fair value of our available-for-sale portfolio would decline by approximately $19.2 million.

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

Our exposure to risk for changes in interest rates relates primarily to any borrowings under our 2022 Credit Agreement, which has a variable rate of interest. There were no outstanding borrowings under the 2022 Credit Agreement as of December 31, 2023.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than functional currencies result in gains and losses that are reflected in our consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our consolidated statements of income within other income (expense), net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the years ended December 31, 2023, 2022 and 2021. We do not enter into derivative financial instruments for trading or speculative purposes.

Translation Exposure

To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased revenue and operating expenses. Conversely, our revenue and operating expenses will decrease when the U.S. dollar strengthens against foreign currencies.

Foreign exchange rate fluctuations may also adversely impact our consolidated financial condition as the assets and liabilities of our international operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recorded as a component of accumulated other comprehensive loss within stockholders' equity.

Credit Risk
Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of December 31, 2023, no customer had an accounts receivable balance greater than 10%, and as of December 31, 2022, there was one customer with an accounts receivable balance greater than 10% of our accounts receivable. We believe that at December 31, 2023, the concentration of credit risk related to accounts receivable was insignificant.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Akamai Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Akamai Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible instruments in 2022.
Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition

As described in Notes 2 and 16 to the consolidated financial statements, the Company’s total revenue was $3.8 billion for the year ended December 31, 2023. The Company primarily derives revenue from the sale of services to customers executing contracts having terms of one year or longer. Services included in the Company’s contracts consist of security solutions, the delivery of content, applications and software over the internet, cloud computing solutions and professional services. Revenue is recognized upon transfer of control of promised services in an amount that reflects the consideration the Company expects to receive in exchange for those services. Most security, delivery and compute services represent stand-ready obligations that are satisfied over time as the customer simultaneously receives and consumes the benefits provided by the Company. Accordingly, revenue for those services is recognized over time, generally ratably over the term of the arrangement due to consistent monthly usage commitments that expire each period. A small percentage of the Company’s contracts are satisfied at a point in time, such as one-time professional services contracts, integration services and most license sales where the primary obligation is delivery of the license at the start of the term. In these cases, revenue is recognized at a point in time of delivery or satisfaction of the performance obligation.

The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are a high degree of auditor effort involved in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition, including controls over the recording of revenue at the amount of consideration the Company expects to receive as the promised services are delivered to the customer. These procedures also included, among others, (i) evaluating and recalculating, on a sample basis, the revenue recognized by obtaining and inspecting source documents, such as executed contracts, invoices, and delivery documents; (ii) testing the delivery documents provided by management; and (iii) confirming a sample of outstanding customer invoice balances as of December 31, 2023, and for confirmations not returned, obtaining and inspecting source documents, such as executed contracts, invoices, delivery documents, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 28, 2024

We have served as the Company’s auditor since 1998.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$489,468	$542,337
Marketable securities	374,971	562,979
Accounts receivable, net of reserves of $3,469 and $5,917 at December 31, 2023 and 2022, respectively	724,302	679,206
Prepaid expenses and other current assets	216,114	185,040
Total current assets	1,804,855	1,969,562
Marketable securities	1,431,354	320,531
Property and equipment, net	1,825,944	1,540,182
Operating lease right-of-use assets	908,634	813,372
Acquired intangible assets, net	536,143	441,716
Goodwill	2,850,470	2,763,838
Deferred income tax assets	418,297	337,677
Other assets	124,340	116,522
Total assets	$9,900,037	$8,303,400
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$146,927	$145,420
Accrued expenses	352,181	367,017
Deferred revenue	107,544	105,109
Operating lease liabilities	222,944	196,094
Other current liabilities	6,442	5,228
Total current liabilities	836,038	818,868
Deferred revenue	23,006	22,117
Deferred income tax liabilities	24,622	18,400
Convertible senior notes	3,538,229	2,285,258
Operating lease liabilities	774,806	693,265
Other liabilities	106,181	105,305
Total liabilities	5,302,882	3,943,213
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 151,232,908 and 156,494,816 shares issued and outstanding at December 31, 2023 and 2022, respectively	1,512	1,565
Additional paid-in capital	2,222,993	2,578,603
Accumulated other comprehensive loss	(95,330)	(140,332)
Retained earnings	2,467,980	1,920,351
Total stockholders’ equity	4,597,155	4,360,187
Total liabilities and stockholders’ equity	$9,900,037	$8,303,400

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	For the Years Ended December 31,
	2023	2022	2021
Revenue	$3,811,920	$3,616,654	$3,461,223
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	1,511,063	1,383,819	1,268,956
Research and development	406,048	391,434	335,372
Sales and marketing	533,226	502,409	461,967
General and administrative	600,851	584,206	553,024
Amortization of acquired intangible assets	66,751	64,983	48,019
Restructuring charge	56,643	13,529	10,737
Total costs and operating expenses	3,174,582	2,940,380	2,678,075
Income from operations	637,338	676,274	783,148
Interest and marketable securities income, net	45,194	3,258	15,620
Interest expense	(17,709)	(11,096)	(72,332)
Other (expense) income, net	(12,296)	(10,433)	1,785
Income before provision for income taxes	652,527	658,003	728,221
Provision for income taxes	(106,373)	(126,696)	(62,571)
Gain (loss) from equity method investment	1,475	(7,635)	(14,008)
Net income	$547,629	$523,672	$651,642
Net income per share:
Basic	$3.59	$3.29	$4.01
Diluted	$3.52	$3.26	$3.93
Shares used in per share calculations:
Basic	152,510	159,089	162,665
Diluted	155,397	160,467	165,804

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in thousands)	2023	2022	2021
Net income	$547,629	$523,672	$651,642
Other comprehensive gain (loss):
Foreign currency translation adjustments	18,439	(44,665)	(38,514)
Change in unrealized gain (loss) on investments, net of income tax (expense) benefit of $(8,562), $6,589 and $3,412 for the years ended December 31, 2023, 2022 and 2021, respectively	26,563	(26,562)	(10,390)
Other comprehensive gain (loss)	45,002	(71,227)	(48,904)
Comprehensive income	$592,631	$452,445	$602,738

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$547,629	$523,672	$651,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	570,776	592,754	550,632
Stock-based compensation	328,467	217,185	202,759
Benefit for deferred income taxes	(22,987)	(104,971)	(47,794)
Amortization of debt discount and issuance costs	5,341	4,395	66,025
(Gain) loss on investments	(311)	15,895	10,328
Other non-cash reconciling items, net	50,221	31,063	11,495
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(49,203)	(21,214)	(24,096)
Prepaid expenses and other current assets	(18,726)	(20,125)	4,034
Accounts payable and accrued expenses	(39,825)	(26,499)	31,523
Deferred revenue	48	16,713	(2,865)
Other current liabilities	1,516	(5,318)	(20,404)
Other non-current assets and liabilities	(24,507)	51,126	(28,716)
Net cash provided by operating activities	1,348,439	1,274,676	1,404,563
Cash flows from investing activities:
Cash paid for business acquisitions, net of cash acquired	(106,171)	(872,091)	(598,825)
Cash paid for asset acquisitions	(120,985)	—	—
Purchases of property and equipment	(457,909)	(241,266)	(328,969)
Capitalization of internal-use software development costs	(272,131)	(217,036)	(216,261)
Purchases of short-and long-term marketable securities	(1,461,890)	(17,975)	(932,604)
Proceeds from sales of short-and long-term marketable securities	201,585	575,522	442,133
Proceeds from maturities and redemptions of short-and long-term marketable securities	375,332	156,658	991,949
Other, net	(6,069)	(6,122)	(4,322)
Net cash used in investing activities	(1,848,238)	(622,310)	(646,899)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(in thousands)	For the Years Ended December 31,
	2023	2022	2021
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	90,000	125,000	—
Repayment of borrowings under revolving credit facility	(90,000)	(125,000)	—
Proceeds from the issuance of convertible senior notes, net of issuance costs	1,247,388	—	—
Proceeds from the issuance of warrants related to convertible senior notes	90,195	—	—
Purchases of note hedges related to convertible senior notes	(236,555)	—	—
Proceeds related to the issuance of common stock under stock plans	62,979	56,462	59,632
Employee taxes paid related to net share settlement of stock awards	(66,222)	(82,236)	(99,112)
Repurchases of common stock	(654,046)	(608,010)	(522,255)
Other, net	(360)	(393)	(268)
Net cash provided by (used in) financing activities	443,379	(634,177)	(562,003)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	3,868	(12,918)	(11,376)
Net (decrease) increase in cash, cash equivalents and restricted cash	(52,552)	5,271	184,285
Cash, cash equivalents and restricted cash at beginning of year	543,022	537,751	353,466
Cash, cash equivalents and restricted cash at end of year	$490,470	$543,022	$537,751

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received of $11,006, $15,458 and $14,808 for the years ended December 31, 2023, 2022 and 2021, respectively	$134,478	$183,900	$100,533
Cash paid for interest expense	6,328	6,158	5,750
Cash paid for operating lease liabilities	257,961	224,898	224,085
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	333,590	202,409	218,753
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	65,048	80,170	63,309
Capitalization of stock-based compensation	83,676	33,060	36,545

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$489,468	$542,337	$536,725
Restricted cash	1,002	685	1,026
Cash, cash equivalents and restricted cash	$490,470	$543,022	$537,751

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2021	162,709,720	$1,627	$3,664,820	$—	$(20,201)	$605,050	$4,251,296
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,902,742	18	(99,774)				(99,756)
Issuance of common stock under employee stock purchase plan	648,686	7	59,707				59,714
Stock-based compensation			238,277				238,277
Repurchases of common stock	(4,749,037)			(522,255)			(522,255)
Treasury stock retirement		(47)	(522,208)	522,255			—
Net income						651,642	651,642
Foreign currency translation adjustment					(38,514)		(38,514)
Change in unrealized loss on investments, net of tax					(10,390)		(10,390)
Balance at December 31, 2021	160,512,111	$1,605	$3,340,822	$—	$(69,105)	$1,256,692	$4,530,014

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, continued

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	160,512,111	$1,605	$3,340,822	$—	$(69,105)	$1,256,692	$4,530,014
Cumulative-effect adjustment from adoption of new accounting pronouncement			(375,414)			139,987	(235,427)
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,697,410	17	(82,294)				(82,277)
Issuance of common stock under employee stock purchase plan	687,945	7	56,563				56,570
Stock-based compensation			246,872				246,872
Repurchases of common stock	(6,402,650)			(608,010)			(608,010)
Treasury stock retirement		(64)	(607,946)	608,010			—
Net income						523,672	523,672
Foreign currency translation adjustment					(44,665)		(44,665)
Change in unrealized loss on investments, net of tax					(26,562)		(26,562)
Balance at December 31, 2022	156,494,816	1,565	2,578,603	—	(140,332)	1,920,351	4,360,187
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,743,329	17	(69,621)				(69,604)
Issuance of common stock under employee stock purchase plan	796,541	8	62,357				62,365
Stock-based compensation			398,495				398,495
Issuance of warrants related to convertible senior notes			90,195				90,195
Purchase of note hedge related to convertible senior notes, net of deferred taxes of $57,628			(178,927)				(178,927)
Repurchases of common stock	(7,801,778)			(658,187)			(658,187)
Treasury stock retirement		(78)	(658,109)	658,187			—
Net income						547,629	547,629
Foreign currency translation adjustment					18,439		18,439
Change in unrealized gain on investments, net of tax					26,563		26,563
Balance at December 31, 2023	151,232,908	$1,512	$2,222,993	$—	$(95,330)	$2,467,980	$4,597,155

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides solutions to power and protect life online. Its massively distributed edge and cloud platform, or Akamai Connected Cloud, comprises more than 4,100 edge points-of-presence in approximately 130 countries and nearly 750 cities. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company is currently organized and operates as one operating and reportable segment.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements. The presentation of certain items in the consolidated statements of cash flows has changed for the prior periods to be comparable with the presentation for the year ended December 31, 2023. The change had no net impact on the Company's cash flows from operating, investing or financing activities for the prior periods.

2. Summary of Significant Accounting Policies

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the amounts disclosed in the related notes to the consolidated financial statements. Actual results and outcomes may differ materially from management’s estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in these financial statements include, but are not limited to, those related to revenue, accounts receivable and related reserves, valuation and impairment of investments and marketable securities, valuation and useful lives of acquired intangible assets, useful lives and realizability of long-lived assets, capitalized internal-use software development costs, income tax reserves and accounting for stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

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

Concentrations of Credit Risk

The amounts reflected in the consolidated balance sheets for accounts receivable, other current assets, accounts payable, accrued liabilities and other current liabilities approximate fair values due to their short-term maturities. The Company maintains the majority of its cash, cash equivalents and marketable securities with major financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2023, its concentration of credit risk related to cash equivalents and marketable securities was not significant.

Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically-dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. For the years ended December 31, 2023, 2022 and 2021, no customer accounted for more than 10% of total revenue. As of December 31, 2023, no customer had an accounts receivable balance greater than 10% of total accounts receivable, and as of December 31, 2022, there was one customer with an accounts receivable balance greater than 10% of total accounts receivable. The Company believes that, as of December 31, 2023 and 2022, its concentration of credit risk related to accounts receivable was not significant.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When the Company has certain financial assets and liabilities recorded at fair value, principally cash equivalents and short- and long-term marketable securities, they are classified as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company can access at the reporting date. Fair values determined by Level 2 inputs utilize data points other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Fair values determined by Level 3 inputs are based on unobservable data points for the asset or liability.

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

The Company has implemented software and hardware initiatives to manage its global network more efficiently and, as a result, the expected average useful life of its servers increased from five years to six years, effective January 1, 2023. These changes decreased depreciation expense by $62.7 million for the year ended December 31, 2023, and increased net income by $52.3 million, or $0.34 per share, for the year ended December 31, 2023.

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

Upon commencement of a lease, the Company records a right-of-use asset that represents the Company’s right to use the underlying asset for the lease term and a lease liability that represents an obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Lease payments are discounted at the lease commencement date. As the implicit rates in the Company’s leases are not readily determinable, an incremental borrowing rate has been applied based on the Company's credit-adjusted risk-free rate.

The Company often enters into contracts that contain both lease and non-lease components. Real estate non-lease components include real estate taxes, insurance, maintenance, parking and other operating costs. Co-location non-lease components include utilities and other operating costs. The Company accounts for both lease and non-lease components of fixed costs in its lease arrangements as a single lease component. Variable costs, primarily utilities based on actual usage, common area maintenance and real estate taxes, are not included in the measurement of right-of-use assets and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs.

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

Lease expense is recognized on a straight-line basis over the expected lease term. Reductions in right-of-use assets and changes in lease liabilities are presented on a net basis within other non-current assets and liabilities within the operating section of the Company's consolidated statement of cash flows.

Equity Method Investments

The Company accounts for equity investments in which it has significant influence, but not a controlling financial interest, using the equity method of accounting. Under the equity method of accounting, investments are initially recorded at cost, less impairment, and subsequently adjusted to recognize the Company’s share of earnings or losses.

The Company and Mitsubishi UFJ Financial Group ("MUFG") established Global Open Network, Inc. ("GO-NET") as a joint venture. The Company's 20% stake in GO-NET was accounted for using the equity method. In 2022, MUFG announced its intention to suspend operations and liquidate GO-NET. The liquidation was finalized in 2023. Due to these actions, the Company impaired its remaining investment of $7.5 million in GO-NET in 2022. In 2023, a gain of $1.5 million was recognized related to the Company's receipt of its share of GO-NET's remaining assets upon final liquidation.

While GO-NET was in operation, the Company recognized a loss of $14.0 million during the year ended December 31, 2021, which reflects its share of losses incurred by GO-NET during that year. The Company also recognized revenue of $4.0 million and $10.1 million for the years ended December 31, 2022 and 2021, respectively, for services provided to GO-NET. The Company no longer provided these services after June 2022 due to the suspension of operations.

Goodwill, Acquired Intangible Assets and Long-Lived Assets

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of the net identifiable assets on the date of purchase and is carried at its historical cost. The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs its impairment test of goodwill as of December 31 each year. As of December 31, 2023, 2022 and 2021, the Company concluded that it has one reporting unit and that its chief operating decision maker is its chief executive officer and the executive management team. The Company has assigned the entire balance of goodwill to one reporting unit. The fair value of the reporting unit was based on the Company's market capitalization as of each of December 31, 2023 and 2022, and it was substantially in excess of the carrying value of the reporting unit at each date. The fair value of the Company's reporting unit was determined by the Company's enterprise value as of the years ended December 31, 2023, 2022 and 2021.

Acquired intangible assets consist of completed technologies, customer-related intangible assets, trademarks and trade names, non-compete agreements and acquired license rights. Acquired intangible assets, other than goodwill, are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible asset. Significant judgment is used in determining fair values of acquired intangibles assets and their estimated useful lives. Fair value and useful life determinations may be based on, among other factors, estimates of future expected cash flows, royalty cost savings and appropriate discount rates used in calculating present values.

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

Revenue Recognition

The Company primarily derives revenue from the sale of services to customers executing contracts having terms of one year or longer. Services included in the Company's contracts consist of security solutions, the delivery of content, applications and software over the internet, cloud computing solutions and professional services. Revenue is recognized upon transfer of control of promised services in an amount that reflects the consideration the Company expects to receive in exchange for those services.

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

Most security, delivery and compute services represent stand-ready obligations that are satisfied over time as the customer simultaneously receives and consumes the benefits provided by the Company. Accordingly, revenue for those services is recognized over time, generally ratably over the term of the arrangement due to consistent monthly usage commitments that expire each period. Any bursting over given commitments is recognized in the period in which the usage was served. For services that involve traffic consumption, revenue is recognized in an amount that reflects the level of traffic served to a customer in a given period. For custom arrangements, other methods may be used as a measure of progress towards satisfying the performance obligations.

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

Research and Development Costs and Capitalized Internal-Use Software

Research and development costs consist primarily of payroll and related personnel costs for the design, development, deployment, testing and enhancement of the Company’s solutions and Akamai Connected Cloud. Costs incurred in the development of the Company’s services are expensed as incurred, except certain internal-use software development costs eligible for capitalization.

Capitalized costs include external consulting fees, payroll and payroll-related costs and stock-based compensation for employees in the Company’s engineering, research and development and information technology groups who are directly associated with, and who devote time to, the Company’s internal-use software projects. Capitalization begins when the planning stage is complete and the Company commits resources to the software project; capitalization continues during the application development stage. Capitalization ceases when the software has been tested and is ready for its intended use. Costs incurred during the planning, training and post-implementation stages of the software development life-cycle are expensed as incurred. The Company amortizes completed internal-use software that is used on its network to cost of revenue over its estimated useful life.

Restructuring Charges

The Company classifies certain expenses as restructuring charges that result from programs that have significantly changed either the scope of the business undertaken by management or the manner in which that business is conducted. These charges include employee severance and related expenses for workforce reductions, impairments of long-lived assets that will no longer be used in operations (including right-of-use assets, other facility-related property and equipment and internal-use software) and termination fees for any contracts cancelled as part of these programs.

Employee severance and related expenses are recognized when the action giving rise to the expense is probable. Employee severance and related expenses are based upon contractual severance plans.

Accounting for Stock-Based Compensation

The Company issues various forms of stock-based compensation, which includes stock options, restricted stock, restricted stock units and deferred stock units, and has an employee stock purchase plan (collectively referred to as "stock awards"). The Company’s stock awards are classified as equity and the fair value is determined at the time of grant, unless the number of shares to be granted is unknown. Stock awards that are settleable in shares based upon a future determinable stock price are classified as liabilities until the price is established and the resulting number of shares are known, at which time the stock awards are re-classified to equity. For liability-classified awards, the fair value is determined each reporting period beginning at the grant date until final vesting.

The Company has selected the Black-Scholes option-pricing model to determine the fair value of its stock options. For stock awards with market-based vesting conditions, the Company uses a Monte Carlo simulation to determine the fair value of the award. For stock awards that contain only a service-based vesting feature, the Company recognizes compensation cost on a straight-line basis over the award's vesting period. For awards with a performance-based vesting condition feature, the Company recognizes compensation cost on a graded-vesting basis over the award's expected vesting period, commencing when achievement of the performance condition is deemed probable. In addition, for awards that vest and become exercisable only upon achievement of specified performance conditions, the Company makes judgments and estimates each quarter about the probability that such performance conditions will be met or achieved.

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

The Company enters into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in other income

(expense), net. As of December 31, 2023 and 2022, the fair value of the forward currency contracts and the underlying gains and losses for the years ended December 31, 2023, 2022 and 2021 were immaterial.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2022, the Company adopted guidance issued by the Financial Accounting Standards Board ("FASB") associated with accounting for convertible instruments and contracts in an entity’s own equity on a modified retrospective basis. Prior to the adoption of this guidance, the Company separated its convertible senior notes into a liability and an equity component. The equity portion was eliminated. The net effect of adoption was recorded as an increase of $140.0 million to retained earnings as of January 1, 2022.
With the elimination of the debt discount created by the equity component, amortization of the debt discount to interest expense was eliminated. Additionally, the guidance eliminated the application of the treasury stock method and required the application of the if-converted method for convertible instruments that can be settled in whole or in part with equity, when calculating diluted earnings per share.

Recent Accounting Pronouncements

In December 2023, the FASB issued guidance to improve income tax disclosures, primarily through enhanced disclosures for the rate reconciliation and income taxes paid, in addition to the modification or elimination of other disclosures. This guidance will be effective for the Company's annual period ending December 31, 2025 and is to be applied prospectively with the option to adopt retrospectively. The Company is evaluating the impact the update will have on its disclosures.

In November 2023, the FASB issued guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense and application of all segment disclosure requirements to entities with a single reportable segment. This guidance will be effective for the Company's annual period ending December 31, 2024 and interim periods beginning on January 1, 2025 and is to be applied retrospectively. The Company is evaluating the impact the update will have on its disclosures.

3. Fair Value Measurements

Available-for-sale marketable securities held as of December 31, 2023 and 2022 were as follows (in thousands):

		Gross Unrealized		Aggregate Fair Value	Classification on Balance Sheet
	Amortized Cost				Short-Term Marketable Securities	Long-Term Marketable Securities
As of December 31, 2023		Gains	Losses
Time deposits	$14,426	$—	$—	$14,426	$14,426	$—
Commercial paper	6,249	—	(5)	6,244	6,244	—
Corporate bonds	1,328,980	6,429	(4,201)	1,331,208	276,975	1,054,233
U.S. government agency obligations	428,157	2,462	(979)	429,640	74,369	355,271
	$1,777,812	$8,891	$(5,185)	$1,781,518	$372,014	$1,409,504

As of December 31, 2022
Time deposits	$19,530	$—	$—	$19,530	$19,530	$—
Corporate bonds	624,082	—	(21,029)	603,053	362,458	240,595
U.S. government agency obligations	252,573	—	(10,391)	242,182	180,320	61,862
	$896,185	$—	$(31,420)	$864,765	$562,308	$302,457

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

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest and marketable securities income, net in the consolidated statements of income. As of December 31, 2023, the Company held for investment corporate bonds and U.S. government agency obligations with a fair value of $313.5 million, which are classified as available-for-sale marketable securities and have been in a continuous unrealized loss position for more than 12 months. The unrealized losses related to these securities were $4.9 million and are included in accumulated other comprehensive loss as of December 31, 2023. The unrealized losses are attributable to changes in interest rates. Based on the evaluation of available evidence, the Company does not believe any unrealized losses represent other than temporary impairments.

The fair value measurements within the fair value hierarchy of the Company’s financial assets as of December 31, 2023 and 2022 were as follows (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
As of December 31, 2023
Cash Equivalents and Marketable Securities:
Money market funds	$177,240	$177,240	$—
Time deposits	39,670	—	39,670
Commercial paper	6,244	—	6,244
Corporate bonds	1,331,208	—	1,331,208
U.S. government agency obligations	429,640	—	429,640
Mutual funds	22,942	22,942	—
	$2,006,944	$200,182	$1,806,762

As of December 31, 2022
Cash Equivalents and Marketable Securities:
Money market funds	$999	$999	$—
Time deposits	285,830	—	285,830
Corporate bonds	603,053	—	603,053
U.S. government agency obligations	242,182	—	242,182
Mutual funds	18,745	18,745	—
	$1,150,809	$19,744	$1,131,065

As of December 31, 2023 and 2022, the Company grouped money market funds and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of December 31, 2023 and 2022, the Company grouped time deposits, commercial paper, corporate bonds and U.S. government agency obligations using a Level 2 valuation because quoted prices for similar assets in active markets (or identical assets in an inactive market) are available. The Company did not have any transfers of assets or liabilities between Level 1 or Level 2 of the fair value measurement hierarchy during the years ended December 31, 2023 and 2022.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023	December 31, 2022
Due in 1 year or less	$372,014	$562,308
Due after 1 year through 5 years	1,409,504	302,457
	$1,781,518	$864,765

4. Accounts Receivable

Net accounts receivable consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Trade accounts receivable	$516,175	$490,162
Unbilled accounts receivable	211,596	194,961
Gross accounts receivable	727,771	685,123
Allowances for current expected credit losses and other reserves	(3,469)	(5,917)
Accounts receivable, net	$724,302	$679,206

A summary of activity in the accounts receivable allowance for current expected credit losses and other reserves for the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

	2023	2022	2021
Beginning balance	$5,917	$1,397	$1,822
Charges to income from operations	13,431	9,292	4,576
Collections from customers previously reserved and other	(15,879)	(4,772)	(5,001)
Ending balance	$3,469	$5,917	$1,397

Charges to income from operations primarily represents charges to provision for doubtful accounts for increases in the allowance for current expected credit losses.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Prepaid income taxes	$33,448	$33,898
Prepaid sales and other taxes	40,843	31,285
Prepaid software and related service costs	29,155	28,022
Deferred commissions	44,383	37,316
Other prepaid expenses	26,316	39,520
Other current assets	41,969	14,999
Total	$216,114	$185,040

Incremental Costs to Obtain a Contract with a Customer

Deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023	December 31, 2022
Deferred costs included in prepaid expenses and other current assets	$44,383	$37,316
Deferred costs included in other assets	42,738	29,069
Total deferred costs	$87,121	$66,385

Information related to incremental costs to obtain a contract with a customer for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	2023	2022	2021
Amortization expense related to deferred costs	$50,414	$52,691	$58,433
Incremental costs capitalized	70,072	47,416	56,509

Amortization expense related to deferred costs is primarily included in sales and marketing expense in the consolidated statements of income.

6. Property and Equipment

Property and equipment consisted of the following as of December 31, 2023 and 2022 (in thousands, except years):

	December 31, 2023	December 31, 2022	Estimated Useful Life (in years)
Computer and networking equipment	$2,456,470	$2,139,518	3-7
Purchased software	96,979	89,695	3-10
Furniture and fixtures	67,657	71,427	1-7
Office equipment	40,546	41,866	3-5
Leasehold improvements	214,712	229,037	1-15
Internal-use software	1,829,933	1,529,264	2-10
Property and equipment, gross	4,706,297	4,100,807
Accumulated depreciation and amortization	(2,880,353)	(2,560,625)
Property and equipment, net	$1,825,944	$1,540,182

Depreciation and amortization expense on property and equipment and capitalized internal-use software for the years ended December 31, 2023, 2022 and 2021 was $504.0 million, $527.8 million and $502.6 million, respectively. During the years ended December 31, 2023, 2022 and 2021, the Company capitalized $81.8 million, $32.3 million and $35.0 million, respectively, of stock-based compensation related to employees who developed and enhanced internal-use software applications.

During the years ended December 31, 2023 and 2022, the Company wrote off $174.3 million and $210.2 million, respectively, of property and equipment, gross, along with the associated accumulated depreciation and amortization. The write-offs were primarily related to computer and networking equipment and internal-use software no longer in use. These assets had been substantially depreciated and amortized. In addition, the Company wrote off $13.8 million and $9.1 million during the years ended December 31, 2023 and 2022, respectively, related to internal-use software and facility-related property and equipment as a result of certain restructuring actions.

7. Acquired Intangible Assets and Goodwill

Acquired intangible assets that are subject to amortization consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$354,539	$(196,572)	$157,967	$327,848	$(162,323)	$165,525
Customer-related intangible assets	616,267	(273,758)	342,509	480,817	(244,158)	236,659
Non-compete agreements	—	—	—	244	(183)	61
Trademarks and trade names	14,659	(9,117)	5,542	14,642	(7,585)	7,057
Acquired license rights	34,810	(4,685)	30,125	34,810	(2,396)	32,414
Total	$1,020,275	$(484,132)	$536,143	$858,361	$(416,645)	$441,716

Aggregate expense related to amortization of acquired intangible assets for the years ended December 31, 2023, 2022 and 2021 was $66.8 million, $65.0 million and $48.0 million, respectively. Based on the Company's acquired intangible assets as of December 31, 2023, aggregate expense related to amortization of acquired intangible assets is expected to be $84.8 million, $80.5 million, $76.1 million, $62.0 million and $49.6 million for the years ending December 31, 2024, 2025, 2026, 2027 and 2028, respectively.

The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	2023	2022
Beginning balance	$2,763,838	$2,156,254
Acquisition of StorageOS, Inc.	14,046	—
Acquisition of Neosec, Inc.	66,882	—
Acquisition of Linode Limited Liability Company	—	617,292
Measurement period adjustments related to acquisitions completed in prior years	—	724
Foreign currency translation	5,704	(10,432)
Ending balance	$2,850,470	$2,763,838

8. Acquisitions

Asset Acquisitions

Lumen

In October 2023, the Company acquired certain customer contracts from Lumen Technologies, Inc. ("Lumen"), a content delivery provider, and certain of its affiliates. The preliminary purchase price was $81.8 million and was allocated to a customer-related intangible asset that will be amortized over 12.2 years in a pattern that matches expense with expected economic benefits. The purchase price is subject to adjustment for certain post-closing activities expected to be completed in the first half of 2024. The acquisition is intended to further strengthen the Company's existing content delivery and other businesses as the Company transitions the acquired customers to its Akamai Connected Cloud and offers its portfolio of other services to such customers.

StackPath

In August 2023, the Company acquired certain customer contracts from StackPath, LLC ("StackPath"), a content delivery provider, and certain of its affiliates. The preliminary purchase price was $51.4 million which includes costs to acquire assets and an estimated additional payment for the expected achievement of certain post-closing milestones. As of December 31, 2023, the Company paid $41.0 million of the purchase price in cash to StackPath and expects to pay the remaining consideration, if payable, by the end of the second quarter of 2024. The purchase price was allocated to a customer-related intangible asset that will be amortized over 13.4 years in a pattern that matches expense with expected economic benefits. The acquisition is intended to further strengthen the Company’s existing content delivery and other businesses as the Company transitions the acquired customers to its Akamai Connected Cloud and offers its portfolio of other services to such customers.

Business Acquisitions

Business acquisition-related costs were $2.7 million, $10.7 million and $13.3 million during the years ended December 31, 2023, 2022 and 2021, respectively, and are included in general and administrative expense in the consolidated statements of income. Pro forma results of operations for the acquisitions completed in the years ended December 31, 2023, 2022 and 2021 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company's consolidated financial results. Revenue and earnings of the acquired companies since the dates of the acquisitions are included in the Company's consolidated statements of income and are not presented separately because they are not material.

Neosec

In May 2023, the Company acquired all the outstanding equity interests of Neosec, Inc. ("Neosec") for $91.4 million in cash. Neosec is an application programming interface ("API") detection and response platform based on data and behavioral analytics. The acquisition is intended to complement the Company's application and API security portfolio by extending its visibility into the rapidly growing API threat landscape. The Company allocated $66.9 million of the purchase price to goodwill and $19.9 million to identifiable intangible assets, primarily consisting of completed technologies. The total weighted average useful life of the intangible assets acquired from Neosec is 9.7 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. The value of the goodwill can be attributed to a number of business factors, including the expected impact from the ability to interface with the Company's platform. The Company expects that $33.8 million of the goodwill related to the acquisition of Neosec will be deductible for tax purposes as a result of post-acquisition transactions. As of December 31, 2023, the purchase price allocation was substantially complete except for the finalization of certain income tax matters.

StorageOS

In March 2023, the Company acquired all the outstanding equity interests of StorageOS, Inc. ("StorageOS"), also known as Ondat, a cloud-based storage technology provider for $20.6 million in cash. The acquisition of StorageOS's cloud storage technology and its industry-recognized talent is intended to strengthen the Company's cloud computing offerings. Storage is a key component of any cloud computing offering, and this acquisition is expected to enhance the Company's storage capabilities, allowing the Company to offer a fundamentally different approach to cloud that integrates core and distributed computing sites with a massively scaled edge network. The Company allocated $14.0 million of the purchase price to goodwill and $4.5 million to a completed technology identifiable intangible asset with a useful life of 8.8 years. The intangible asset is being amortized based upon the pattern in which the economic benefit of the intangible asset is being utilized. The value of the goodwill is primarily attributable to synergies related to the integration of StorageOS technology onto the Company's platform as well as a trained technical workforce. All of the goodwill related to the acquisition of StorageOS is expected to be deductible for tax purposes as a result of post-acquisition transactions. As of December 31, 2023, the purchase price allocation was substantially complete except for the finalization of certain income tax matters.

Linode

In March 2022, the Company acquired all the outstanding equity interests of Linode Limited Liability Company ("Linode") for $898.5 million in cash. Linode is an infrastructure-as-a-service platform provider that allows for developer-friendly cloud computing capabilities. The acquisition is intended to enhance the Company’s computing services by enabling it to create a unique cloud platform to build, run and secure applications from the cloud to the edge. Revenue attributable to Linode in the year of acquisition, included in the Company's consolidated statements of income, for 2022 was $103.5 million. Earnings included in the Company's consolidated statements of income since the date of the acquisition are not material. The Company finalized its allocation of the purchase price in the first quarter of 2023.

The allocation of the purchase price for Linode was as follows (in thousands):

Total purchase consideration	$898,516

Allocation of the purchase consideration:
Cash	$26,678
Accounts receivable	7,171
Prepaid expenses and other current assets	4,478
Property and equipment	56,268
Operating lease right-of-use assets	17,000
Identifiable intangible assets	196,020
Deferred income tax assets	2,528
Other assets	292
Total assets acquired	310,435
Accounts payable	(5,767)
Accrued expenses	(1,958)
Operating lease liabilities	(17,235)
Other liabilities	(4,251)
Total liabilities assumed	(29,211)
Net assets acquired	281,224
Goodwill	$617,292

The value of the goodwill can be attributed to a number of business factors, including a trained technical workforce and cost synergies expected to be realized. The Company expects that all of the goodwill related to the acquisition of Linode will be deductible for tax purposes as a result of post-acquisition transactions.

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

The allocation of the purchase price for Guardicore was as follows (in thousands):

Total purchase consideration	$610,693

Allocation of the purchase consideration:
Cash	$27,252
Accounts receivable	10,179
Prepaid expenses and other current assets	1,307
Property and equipment	1,211
Operating lease right-of-use assets	2,657
Identifiable intangible assets	123,600
Deferred income tax assets	9,686
Other assets	890
Total assets acquired	176,782
Accounts payable	(1,523)
Accrued liabilities	(7,742)
Deferred revenue	(35,658)
Operating lease liabilities	(1,000)
Total liabilities assumed	(45,923)
Net assets acquired	$130,859
Goodwill	479,834

The value of the goodwill can be attributed to a number of business factors, including a trained technical and sales workforce and cost synergies expected to be realized. The Company expects that most of the goodwill related to the acquisition of Guardicore will be deductible for tax purposes as a result of post-acquisition transactions.

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

Inverse

In February 2021, the Company acquired all the outstanding equity interests of Inverse, Inc. ("Inverse"), for $17.1 million. Inverse provides a data repository and algorithms capable of identifying device types accessing the internet. The acquisition enhances the Company's enterprise security capabilities. The Company allocated $10.7 million of the cost of the acquisition to goodwill and $7.6 million to a technology-related identifiable intangible asset with an average useful life of 14.0 years. The acquired goodwill and intangible assets are partially offset by acquired negative working capital balances. The value of the goodwill is primarily attributable to synergies related to the integration of Inverse technology onto the Company's platform as well as a trained technical workforce. The total amount of goodwill related to the acquisition of Inverse expected to be deductible for tax purposes as a result of post-acquisition transactions is $10.7 million. The Company finalized its allocation of purchase price in the fourth quarter of 2021.

9. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Payroll and other related benefits	$143,010	$172,670
Income taxes payable	70,017	76,459
Bandwidth and co-location expenses	78,210	79,937
Property, use and other taxes	38,270	30,711
Convertible senior notes interest	6,807	1,613
Other accrued expenses	15,867	5,627
Total	$352,181	$367,017

10. Restructuring

During the first quarter of 2023, management committed to an action to restructure certain parts of the Company to enable it to prioritize investments in the fastest growing areas of the business. As a result, certain headcount reductions were necessary. The Company incurred $20.7 million related to this action during the year ended December 31, 2023. The Company does not expect to incur material additional charges related to this action.

The Company launched its FlexBase program in May 2022, which is a flexible workspace arrangement that allows employees to choose to work from their home office, a Company office or a combination of both, which is a significant change to the way employees worked prior to the program. The Company began to identify certain facilities that were no longer needed in the fourth quarter of 2021. As a result, impairments of right-of-use assets and facility-related assets were recognized. The Company has incurred expenses of $27.7 million, $3.6 million and $3.8 million during the years ended December 31, 2023, 2022 and 2021, respectively, related to this program. As the Company continues to execute its FlexBase program, additional charges related to this action are expected to occur into early 2024, however, the Company does not expect to incur any material additional restructuring charges related to this action.

As a result of MUFG's suspension of GO-NET's operations, the Company recognized as a restructuring charge an impairment of $7.5 million during the year ended December 31, 2022, primarily related to certain capitalized internal-use software assets that will no longer be used in operations or will not generate sufficient future cash flows to support their values. The Company does not expect to incur any additional charges related to this action.

The Company also recognizes restructuring charges for redundant employees, facilities, contracts and capitalized internal-use software assets associated with completed acquisitions. Restructuring charges related to acquisitions were not material in any of the years ended December 31, 2023, 2022 and 2021.

The activity of the Company's accrual for employee severance and related benefits for all restructuring actions during the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	2023	2022	2021
Beginning balance	$541	$1,188	$22,051
Costs incurred	21,085	747	6,600
Cash disbursements	(20,748)	(1,209)	(27,095)
Translation adjustments and other	(41)	(185)	(368)
Ending balance	$837	$541	$1,188

11. Debt

Convertible Senior Notes

The Company has three convertible senior notes ("2029 Notes", "2027 Notes" and "2025 Notes") outstanding with a par value totaling $3,565.0 million (collectively, the "Notes") that are senior unsecured obligations of the Company and bear interest payable semi-annually in arrears. The following table summarizes further details of the Notes:

Notes	Issuance Date	Maturity Date	Principal Amount (in thousands)	Coupon Interest Rate	Effective Interest Rate
2029 Notes	August 18, 2023	February 15, 2029	$1,265,000	1.125%	1.388%
2027 Notes	August 16, 2019	September 1, 2027	$1,150,000	0.375%	0.539%
2025 Notes	May 21, 2018	May 1, 2025	$1,150,000	0.125%	0.350%

Conversion Rights of the Notes

At their option, holders may exercise the conversion right of the respective Notes at the following specified times and rates to receive the principal amount in cash and receive any amount in excess of the principal amount in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.

Prior to the close of business on the business day immediately preceding the conversion date, as noted in the table below, under the following circumstances a holder may exercise their conversion right:

•during any calendar quarter commencing after the calendar quarter ended December 31, 2023 for the 2029 Notes, December 31, 2019 for the 2027 Notes and June 30, 2018 for the 2025 Notes (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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

If the Company undergoes a fundamental change at any time prior to the maturity date, holders of the Notes will have the right, at their option, to require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the fundamental change repurchase date.

The conversion rights of the Notes are as follows:

Notes	Conversion Date	Conversion Rate (1)	Conversion Price per Share (1)
2029 Notes	October 15, 2028	7.9170	$126.31
2027 Notes	May 1, 2027	8.6073	$116.18
2025 Notes	January 1, 2025	10.5150	$95.10

(1) The conversion rate for the Notes is established as a number of shares of the Company's commons stock per $1,000 principal amount of the Notes, that is equivalent to the conversion price per share, subject to adjustments in certain events. Upon the occurrence of certain corporate events the Company will increase the conversion rate for a holder that elects to convert its Notes.

Components and Fair Value of the Notes

The Notes consisted of the following components as of December 31, 2023 and 2022 (in thousands):

	2029 Notes	2027 Notes	2025 Notes	Total
As of December 31, 2023
Principal	$1,265,000	$1,150,000	$1,150,000	$3,565,000
Less: issuance costs, net of amortization	(16,478)	(6,831)	(3,462)	(26,771)
Net carrying amount	$1,248,522	$1,143,169	$1,146,538	$3,538,229

Estimated fair value (1)	$1,376,915	$1,289,219	$1,467,274	$4,133,408

As of December 31, 2022
Principal	$—	$1,150,000	$1,150,000	$2,300,000
Less: issuance costs, net of amortization	—	(8,707)	(6,035)	(14,742)
Net carrying amount	$—	$1,141,293	$1,143,965	$2,285,258

Estimated fair value (1)	$—	$1,111,038	$1,209,076	$2,320,114

(1) The fair values were determined based on the quoted prices of the Notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 within the fair value hierarchy.

Note Hedges and Warrants

To minimize the impact of potential dilution upon conversion of the Notes, the Company entered into convertible note hedge transactions with respect to its common stock concurrently with each respective note issuance. The note hedge transactions cover an approximate number of shares of the Company’s common stock at a strike price that corresponds to the conversion prices for the Notes, also subject to adjustment, and are exercisable upon conversion of the Notes. The note hedge transactions expire upon the respective maturity dates of the Notes. The Company determined that the note hedges meet the definition of a derivative and are classified in stockholders’ equity, as the note hedges are indexed to the Company's common stock, and the Company, at its election, may receive cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock. The Company recorded the purchase of the hedges as a decrease to additional paid-in capital. The Company does not recognize subsequent changes in fair value of the note hedges in its consolidated financial statements.

Separately, the Company also entered into warrant transactions concurrently with each of the note issuances, whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, shares of the Company’s common stock at a predetermined strike price per share. The convertible note hedge and warrant transactions will generally have the effect of increasing the conversion price of each of the Notes to the respective strike price related to the warrant transactions. The Company determined that the warrants meet the definition of a derivative and are classified in stockholders’ equity, as the warrants are indexed to the Company's common stock, and the Company, at its election, may pay or deliver to holders cash or shares of the Company's common stock. The Company recorded the proceeds from the issuance of the warrants as an increase to additional paid-in capital. The Company does not recognize subsequent changes in fair value of the warrants in its consolidated financial statements. The following table summarizes the main terms impacting the note hedges and warrants (in thousands, except per share data):

	2029 Notes	2027 Notes	2025 Notes
Note hedge transaction costs	$236,555	$312,225	$261,740
Shares covered by note hedge transactions	10,015	9,898	12,093
Shares related to warrant transactions	10,015	9,898	12,093
Strike price per share related to warrant transactions	$180.44	$178.74	$149.18
Aggregate proceeds from sale of warrants	$90,195	$185,150	$119,945

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

The 2022 Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The negative covenants include restrictions on subsidiary indebtedness, liens and fundamental changes. These covenants are subject to a number of important exceptions and qualifications. The principal financial covenant requires a maximum consolidated leverage ratio. There were no outstanding borrowings under the 2022 Credit Agreement as of December 31, 2023.

Interest Expense

The Notes bear interest at fixed rates that are payable semi-annually in arrears on their respective interest payment dates each year. Interest expense, together with ongoing commitment fees under the terms of the Company's credit agreements, included in the consolidated statements of income for the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

	2023	2022	2021
Amortization of debt discount and issuance costs	$5,803	$4,688	$69,697
Coupon interest payable on 2029 Notes	5,218	—	—
Coupon interest payable on 2027 Notes	4,312	4,312	4,313
Coupon interest payable on 2025 Notes	1,436	1,437	1,437
Interest payable and commitment fees under the credit agreements	1,402	952	557
Capitalization of interest expense	(462)	(293)	(3,672)
Total interest expense	$17,709	$11,096	$72,332

Prior to the adoption of the new guidance for accounting for convertible instruments on January 1, 2022, the Company also amortized as interest expense the value of debt discounts of the 2027 Notes and the 2025 Notes.

12. Leases

The Company has entered into various operating lease agreements for its offices and co-location sites and related equipment. The Company has also entered into sublease agreements with tenants of various offices previously vacated by the Company. These operating leases have lease periods expiring between 2024 and 2034. The Company’s operating lease costs for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Real Estate Arrangements	Co-location Arrangements	Total
2023
Operating lease cost	$74,054	$179,552	$253,606
Short-term lease cost	133	23,565	23,698
Variable lease cost	25,860	62,084	87,944
Sublease income	(32,024)	—	(32,024)
Total operating lease costs	$68,023	$265,201	$333,224

2022
Operating lease cost	$82,761	$152,215	$234,976
Short-term lease cost	52	21,741	21,793
Variable lease cost	25,167	35,025	60,192
Sublease income	(25,743)	—	(25,743)
Total operating lease costs	$82,237	$208,981	$291,218

2021
Operating lease cost	$84,100	$136,673	$220,773
Short-term lease cost	58	17,660	17,718
Variable lease cost	22,016	31,428	53,444
Sublease income	(21,033)	—	(21,033)
Total operating lease costs	$85,141	$185,761	$270,902

Lease costs for real estate arrangements are included in general and administrative expenses in the consolidated statements of income. Lease costs for co-location arrangements are primarily included in cost of revenue.

Weighted average remaining lease terms and discount rates related to the Company's operating leases as of December 31, 2023 and 2022 were as follows:

	December 31, 2023		December 31, 2022
	Real Estate Arrangements	Co-location Arrangements	Real Estate Arrangements	Co-location Arrangements
Weighted average remaining lease term (in years)	9.9	4.6	10.3	3.9
Weighted average discount rate	3.5%	4.2%	3.6%	2.8%

Maturities of operating lease liabilities as of December 31, 2023 were as follows (in thousands):

	Real Estate Arrangements	Co-location Arrangements
2024	$68,713	$155,505
2025	68,522	100,765
2026	64,607	80,545
2027	58,988	64,765
2028	54,725	46,010
Thereafter	313,506	67,519
Total lease payments	629,061	515,109
Less: imputed interest	97,716	48,704
Total lease liabilities	$531,345	$466,405

As of December 31, 2023, the Company had additional operating leases for co-location sites that had not yet commenced of $195.0 million, of which a majority will commence in 2024, with lease terms of one year to ten years. The table above excludes $207.4 million of future sublease income that is expected to be recognized through 2034.

As of December 31, 2023, the Company had outstanding letters of credit in the amount of $4.9 million, primarily related to operating leases. The letters of credit remain in effect until the Company fulfills its obligations under these leases or as such obligations expire under the terms of the letters of credit.

13. Commitments and Contingencies

Purchase Commitments

The Company enters into long-term agreements with network and internet service providers for bandwidth, as well as executes purchase orders for the purchase of goods or services in the ordinary course of business, which may contain minimum commitments. These minimum commitments may vary from period to period depending on the timing and length of contract renewals with vendors, and on the Company's plans for network expansion, including expansion plans related to the Company's compute business. Minimum commitments are not recorded as liabilities on the consolidated balance sheet until the Company has received the related good or service.

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

To date, the Company has not encountered material costs as a result of such indemnification obligations and has not accrued any related liabilities in its consolidated financial statements. In assessing whether to establish an accrual, the Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

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

The following summarizes the share repurchase activity pursuant to the share repurchase programs described above (in thousands):

	2023	2022	2021
Repurchases of common stock	$654,046	$608,010	$522,255
Number of shares repurchased	7,802	6,403	4,749

As of December 31, 2023, the Company had $537.9 million available for future purchases of shares under the current repurchase program.

The board of directors authorized the retirement of all the outstanding shares of its treasury stock as of each of December 31, 2023, 2022 and 2021. The retired shares were returned to the number of authorized but unissued shares of the Company's common stock, and the retirement was recorded to additional paid-in capital.

15. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Investments	Total
Balance as of January 1, 2022	$(71,809)	$2,704	$(69,105)
Other comprehensive loss	(44,665)	(26,562)	(71,227)
Balance as of December 31, 2022	(116,474)	(23,858)	(140,332)
Other comprehensive income	18,439	26,563	45,002
Balance as of December 31, 2023	$(98,035)	$2,705	$(95,330)
Amounts reclassified from accumulated other comprehensive loss to net income were immaterial for the years ended December 31, 2023 and 2022.

16. Revenue from Contracts with Customers

The Company sells its services through a sales force located both domestically and internationally. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. Revenue by geography included in the Company’s consolidated statements of income for the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

	2023	2022	2021
U.S.	$1,968,779	$1,902,051	$1,837,508
International	1,843,141	1,714,603	1,623,715
Total revenue	$3,811,920	$3,616,654	$3,461,223

The Company reports its revenue in three solution categories: security, delivery and compute. Security includes solutions that are designed to protect business online by keeping infrastructure, websites, applications and users safe. Delivery includes solutions that are designed to enable business online, including media delivery and web performance. Compute includes cloud computing, edge applications, cloud optimization and storage. Revenue by solution category included in the Company’s consolidated statements of income for the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

	2023	2022	2021
Security	$1,765,267	$1,541,941	$1,334,836
Delivery	1,542,434	1,669,257	1,873,243
Compute	504,219	405,456	253,144
Total revenue	$3,811,920	$3,616,654	$3,461,223

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

During the years ended December 31, 2023, 2022 and 2021, the Company recognized $105.9 million, $105.1 million and $78.8 million of revenue that was included in deferred revenue as of December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2023, the aggregate amount of remaining performance obligations from contracts with customers was $3.4 billion. The Company expects to recognize approximately 65% of its remaining performance obligations as revenue over the next 12 months. The majority of the remaining balance is expected to be recognized over the next two to three years. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration such as usage-based contracts with no committed contract as well as anticipated renewed contracts. Revenue recognized during the years ended December 31, 2023, 2022 and 2021, related to performance obligations satisfied in previous periods was not material.

17. Employee Benefit Plan

The Company has established a savings plan for its employees that is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to this plan through payroll deductions within statutory and plan limits. The Company contributed $19.7 million, $18.8 million and $17.7 million of cash to the savings plan for the years ended December 31, 2023, 2022 and 2021, respectively, under a matching program.

18. Stock-Based Compensation

Equity Plans

In May 2013, the Company's stockholders approved the Akamai Technologies, Inc. 2013 Stock Incentive Plan, which was amended with Company shareholder approval in each of 2015, 2017, 2019, 2021, 2022 and 2023 (as amended and restated, the "2013 Plan"). The 2013 Plan replaced the Akamai Technologies, Inc. 2009 Stock Incentive Plan (the "2009 Plan"), which in turn replaced the Akamai Technologies, Inc. 2006 Stock Incentive Plan, the Akamai Technologies, Inc. 2001 Stock Incentive Plan and the Akamai Technologies, Inc. 1998 Stock Incentive Plan (such plans, together with the 2009 Plan, the "Previous Plans"). The Company no longer issues equity awards under the Previous Plans, and there are no outstanding equity awards related to those plans. The 2013 Plan allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards for up to 33.8 million shares of common stock, subject to certain adjustments, to employees, officers, directors, consultants and advisers of the Company. There are no shares of common stock that are currently outstanding under the Previous Plans available to grant under the 2013 Plan. As of December 31, 2023, the Company had reserved 7.4 million shares of common stock available for future issuance of equity awards under the 2013 Plan.

The Company has assumed certain stock incentive plans and the outstanding stock incentives of companies that it has acquired (“Assumed Plans”). Stock awards outstanding as of the date of acquisition under the Assumed Plans were exchanged for the Company’s stock awards and adjusted to reflect the appropriate conversion ratio as specified by the applicable acquisition agreement, but are otherwise administered in accordance with the terms of the Assumed Plans. Stock awards under the Assumed Plans generally vest over three years to four years, and outstanding stock options under the Assumed Plans expire ten years from the date of grant.

Additionally, the Company has the 1999 Employee Stock Purchase Plan ("1999 ESPP") that permits eligible employees to purchase up to 1.5 million shares each June 1 and December 1, provided that the aggregate number of shares issued shall not exceed 20.0 million. The 1999 ESPP allows participants to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals.

Stock-Based Compensation Expense

Components of total stock-based compensation expense included in the Company’s consolidated statements of income for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	2023	2022	2021
Cost of revenue	$43,802	$28,354	$27,143
Research and development	123,896	78,116	65,950
Sales and marketing	66,453	47,789	46,342
General and administrative	94,316	62,926	63,324
Total stock-based compensation	328,467	217,185	202,759
Provision for income taxes	(59,359)	(46,829)	(56,084)
Total stock-based compensation, net of taxes	$269,108	$170,356	$146,675

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the years ended December 31, 2023, 2022 and 2021 also include stock-based compensation reflected as a component of amortization primarily consisting of capitalized internal-use software; the additional stock-based compensation was $32.5 million, $31.3 million and $32.4 million, respectively, before taxes.

During 2023, the Company redesigned one of its non-executive short-term incentive compensation programs from a cash-based to a stock-based program that vests in one year. The Company also introduced a non-executive incentive program tied to its initiative to migrate certain applications from third-party cloud platforms onto Akamai Connected Cloud that vests over two years. These programs, headcount growth, an increase in equity award sizes to some new hires and existing employees due to market conditions and expected achievement of executive performance-based compensation plans increased stock-based compensation for the year ended December 31, 2023.

As of December 31, 2023, total pre-tax unrecognized compensation cost for stock awards was $462.1 million. The expense is expected to be recognized through 2027 over a weighted average period of 1.6 years.

Employee Stock Purchase Plan

The following summarizes the activity under the 1999 ESPP (in thousands, except per share amounts):

	2023	2022	2021
Shares issued	797	688	649
Weighted average purchase price of shares issued, per share	$78.29	$82.83	$92.05
Issuance of common stock	$62,365	$56,570	$59,714

As of December 31, 2023, $6.3 million had been withheld from employees for future purchases under the 1999 ESPP.

The Company uses the Black-Scholes option pricing model to determine the fair value of the stock awards issued under the Company’s 1999 ESPP. This model requires the input of subjective assumptions, including expected stock price volatility and the estimated term of each award. The estimated fair value of the stock awards issued under the Company's 1999 ESPP, less expected forfeitures, is amortized over the stock awards' six-month contribution period on a straight-line basis. Expected volatilities are based on the Company’s historical stock price volatility. The risk-free interest rate for periods commensurate with the expected term of the stock award is based on the U.S. Treasury yield rate in effect at the time of grant. The expected dividend yield is zero, as the Company currently does not pay a dividend and does not anticipate doing so in the future.

The grant-date fair values of awards granted under the 1999 ESPP during the years ended December 31, 2023, 2022 and 2021 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2023	2022	2021
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	5.2%	1.9%	0.1%
Expected volatility	29.1%	26.0%	32.2%
Dividend yield	—%	—%	—%

For the years ended December 31, 2023, 2022 and 2021, the weighted average fair value of awards granted under the 1999 ESPP was $23.12 per share, $33.26 per share and $36.17 per share, respectively.

Stock Options

As of December 31, 2023 there were no stock options outstanding. The total pre-tax intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was insignificant. The total pre-tax intrinsic value of options exercised during the year ended December 31, 2021 was $0.6 million. No options vested during the years ended December 31, 2023, 2022 and 2021.

Restricted Stock Units, Restricted Stock and Deferred Stock Units

Restricted stock units ("RSUs") represent the right to receive one share of the Company’s common stock upon vesting, while restricted stock is a grant of one share of the Company's common stock subject to vesting conditions. These awards are granted at the discretion of the board of directors, a committee thereof or, subject to defined limitations, the Chief Executive Officer of the Company, acting as a committee of one director, to whom such authority has been delegated. The Company has issued service-based RSUs and restricted stock that vest based on the passage of time assuming continued service with the Company, market-based RSUs that vest based upon total shareholder return ("TSR") measured against the benchmark TSR of a peer group, and performance-based RSUs that vest only upon the achievement of defined internal performance metrics tied primarily to defined financial metrics.

In addition to granting RSUs and restricted stock to its employees, the Company has granted deferred stock units ("DSUs") to non-employee members of its board of directors. These DSUs are granted at the discretion of the board of directors, subject to defined limitations. Each DSU represents the right to receive one share of the Company’s common stock upon vesting. The holder may elect to defer receipt of the vested shares of stock represented by the DSU for a period of at least one year but not more than ten years from the grant date. DSUs vest 100% on the first anniversary of the grant date. If a director has completed one year of service, vesting of 100% of the DSUs held by such director will accelerate at the time of his or her departure from the board.

The RSUs, restricted stock and DSUs granted by the Company during the year ended December 31, 2023 were as follows (in thousands):

December 31, 2023
Service-based (1)	5,767
Market-based	199
Performance-based	284
Total	6,250

(1) Includes DSU grants of 30,953 shares

For service-based RSUs, DSUs and restricted stock, the fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is being recognized over the vesting period. The majority of these awards vest over a three- or four-year period following the grant date, with some programs vesting over less time.

For market-based RSUs, the Company uses the Monte Carlo simulation model to determine the fair value. This model requires the input of assumptions, including the estimated term of each award, the risk-free interest rate, historical stock price volatility of the Company's shares and historical stock price volatility of peer-company shares. The grant-date fair values of the TSR-based RSUs granted during the years ended December 31, 2023, 2022 and 2021 were estimated using a Monte Carlo simulation model with the following assumptions:

	2023	2022	2021
Expected term (in years)	3.0	3.0	3.0
Risk-free interest rate	4.5%	1.7%	0.3%
Akamai historical share price volatility	28.8%	30.3%	32.7%
Average volatility of peer-company share price	33.6%	40.7%	39.6%

For performance-based RSUs, management measured compensation expense based upon a review of the Company’s expected achievement against specified financial performance targets. Such compensation cost is being recognized using a graded-vesting method for each series of grants of performance-based RSUs, to the extent management has deemed that such awards are probable of vesting based upon the expected achievement against the specified targets. Each reporting period, management reviews the Company’s expected performance and adjusts the compensation cost, if needed, at such time.

RSUs, restricted stock and DSUs award activity for the year ended December 31, 2023 was as follows:

	Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	5,278	$121.92
Granted	6,250	74.89
Vested (1)	(2,531)	102.70
Forfeited	(920)	99.07
Outstanding at December 31, 2023	8,077	$83.12

(1) Includes DSUs of 24,422 shares which have vested and been distributed. Excludes DSUs which have vested, but have not yet been distributed

The pre-tax intrinsic value and fair value of RSUs, restricted stock and DSUs were as follows (in thousands, except per share amounts):

	2023	2022	2021
Pre-tax intrinsic value of awards vested	$254,686	$227,143	$226,414
Fair value of awards vested	$259,919	$231,708	$233,027
Weighted average fair value of awards granted, per share (1)	$74.89	$107.17	$99.09

(1) The grant-date fair value is calculated based upon the Company’s closing stock price on the date of grant.

As of December 31, 2023, outstanding and unvested RSUs, restricted stock and DSUs had an aggregate intrinsic value of $955.9 million and a weighted average remaining vesting period of approximately 1.6 years. These awards are expected to vest on various dates through 2027.

As of December 31, 2023 and 2022, the Company had liability-classified awards outstanding of $16.3 million and $3.0 million, respectively. The liability-classified awards outstanding at December 31, 2023 are expected to vest and be re-classified to equity in less than one year. The liability-classified awards outstanding at December 31, 2022 vested and were re-classified to equity in 2023.

19. Income Taxes

The components of income before provision for income taxes were as follows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
U.S.	$20,146	$61,383	$70,300
Foreign	632,381	596,620	657,921
Income before provision for income taxes	$652,527	$658,003	$728,221

The provision for income taxes consisted of the following for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Current tax provision:
Federal	$23,406	$49,808	$11,824
State	6,731	9,214	8,515
Foreign	99,223	172,645	90,026
Deferred tax benefit:
Federal	(18,213)	(73,826)	(33,366)
State	(6,692)	(18,657)	(14,611)
Foreign	(2,536)	(16,595)	(4,358)
Change in valuation allowance	4,454	4,107	4,541
Total	$106,373	$126,696	$62,571

The Company’s effective tax rate differed from the U.S. federal statutory tax rate as follows for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
U.S. federal income tax rate	21.0%	21.0%	21.0%
State taxes	1.0	0.7	0.7
Stock-based compensation	3.6	2.0	0.1
U.S. federal, state and foreign research and development credits	(4.7)	(5.1)	(3.7)
Foreign earnings	(6.5)	(6.6)	(7.3)
Nondeductible (nontaxable) foreign items	(0.2)	0.7	—
Global intangible low-taxed income	1.1	2.5	0.5
Release of uncertain tax position reserve	(0.4)	(0.7)	(1.0)
Intercompany sale of intellectual property	0.6	4.0	—
Valuation allowance	0.7	0.6	0.6
Foreign-derived intangible income	(1.1)	(0.8)	(0.5)
Other	1.2	1.0	(1.8)
	16.3%	19.3%	8.6%

The components of the net deferred tax assets and liabilities and the related valuation allowance as of December 31, 2023 and 2022 were as follows (in thousands):

	2023	2022
Accrued bonus	$3,716	$21,181
Deferred revenue	14,223	11,925
Operating lease liabilities	116,752	125,567
Stock-based compensation	42,856	19,874
NOLs	19,791	18,172
Tax credit carryforwards	96,020	93,672
Capitalized research and development costs	108,592	43,215
Convertible senior notes interest	111,509	75,603
Depreciation and amortization	66,053	79,595
Other	21,856	28,879
Deferred tax assets	601,368	517,683
Acquired intangible assets	(12,126)	(530)
Operating lease right-of-use assets	(103,392)	(113,118)
Deferred commissions	(14,752)	(12,949)
Capitalized internal-use software development costs	(31,719)	(30,559)
Deferred tax liabilities	(161,989)	(157,156)
Valuation allowance	(45,704)	(41,250)
Net deferred tax assets	$393,675	$319,277

As summary of activity in the valuation allowance on deferred tax assets for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	2023	2022	2021
Beginning balance	$41,250	$37,143	$32,602
Charges to income tax expense	4,814	4,392	4,707
Release of valuation allowance	(360)	(285)	(166)
Ending balance	$45,704	$41,250	$37,143

Valuation allowances will be recognized on deferred tax assets if it is more-likely-than-not that some or all of the deferred tax assets will not be utilized. In measuring deferred tax assets, the Company considers all available evidence, both positive and negative, to determine whether a valuation allowance is needed. As of December 31, 2023, the Company recorded a $45.7 million valuation allowance against deferred tax assets related to state and foreign tax credits, foreign tax deductions and state and foreign NOLs in which it is more-likely-than-not that such attributes will expire prior to utilization. The increase in the valuation allowance during 2023 was $4.5 million. The increase in the valuation allowance is primarily related to state tax credits and foreign tax deductions.

The Company's NOL and tax credit carryforwards in U.S. federal, state and foreign jurisdictions as of December 31, 2023 and 2022 were as follows (in thousands, except years):

	2023	2022	Expirations at Various Dates Through:
NOL carryforwards:
Federal	$32,700	$30,100	2037
State	33,100	22,400	2043
Foreign	42,600	40,100	2039
Federal and state research and development tax credit and other credit carryforwards	125,200	121,300	2038

A portion of the Company's U.S. federal, state and foreign NOL carryforwards relate to acquisitions completed between 2012 and 2023.

As of December 31, 2023, accumulated earnings outside the U.S. totaled $2.1 billion, the majority of which have been taxed due to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings and the tax on global intangible low-taxed income required by the U.S. Tax Cuts and Jobs Act ("TCJA"). No provision for U.S. state income taxes and foreign withholding taxes has been provided for any remaining undistributed foreign earnings not subject to tax under the TCJA, or any additional basis differences inherent in the Company's international subsidiaries, as these amounts continue to be indefinitely reinvested. Determination of the amount of the unrecognized deferred tax liability on outside basis differences is not practicable because of the complexity of laws and regulations, the varying tax treatment of alternative repatriation scenarios and the variation due to multiple potential assumptions relating to the timing of any future repatriation.

The changes in the Company’s unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	2023	2022	2021
Balance at beginning of year	$67,958	$22,563	$24,105
Gross increases – tax positions of prior periods	2,074	3,880	4,293
Gross increases – current period tax positions	4,091	45,975	3,607
Gross decreases – tax positions of prior periods	(3,685)	(688)	(816)
Gross decreases – lapse of applicable statute of limitations	(1,780)	(3,772)	(8,626)
Balance at end of year	$68,658	$67,958	$22,563

As of December 31, 2023, 2022 and 2021, the Company had $39.1 million, $38.3 million and $23.1 million of unrecognized tax benefits, respectively. Total interest and penalties for unrecognized tax benefits includes $11.0 million, $8.6 million and $7.2 million as of December 31, 2023, 2022 and 2021, respectively. Interest and penalties related to unrecognized tax benefits are recorded in the provision for income taxes and were $2.4 million, $2.0 million and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate is $36.0 million.

As of December 31, 2023, it is reasonably possible that $3.8 million of unrecognized tax benefits may be recognized within the next 12 months due to the expiration of local statutes of limitations. Certain U.S. state and foreign income tax returns from 2015 through 2021 are currently under audit. The Company has reserved for those positions that are not more-likely-than-not to be sustained.

20. Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock awards, convertible senior notes and warrants issued by the Company. For the year ended December 31, 2023 and 2022, the dilutive effect of outstanding stock awards is reflected in diluted earnings per share by application of the treasury stock method and the dilutive effect of the convertible securities is reflected in diluted earnings per share by application of the if-converted method. For the year ended December 31, 2021, the dilutive effect of outstanding stock awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method.

The components used in the computation of basic and diluted net income per share for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands, except per share data):

	2023	2022	2021
Numerator:
Net income	$547,629	$523,672	$651,642
Denominator:
Shares used for basic net income per share	152,510	159,089	162,665
Effect of dilutive securities:
Stock awards	2,312	658	1,539
Convertible senior notes	575	720	1,600
Warrants related to issuance of convertible senior notes	—	—	—
Shares used for diluted net income per share	155,397	160,467	165,804
Basic net income per share	$3.59	$3.29	$4.01
Diluted net income per share	$3.52	$3.26	$3.93

For the years ended December 31, 2023, 2022 and 2021, certain potential outstanding shares from service-based stock awards, convertible senior notes and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain market- and performance-based stock awards were excluded from the computation of diluted net income per share because the underlying market and performance conditions for such stock awards had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	2023	2022	2021
Service-based stock awards	2,947	2,211	776
Market- and performance-based stock awards	1,371	1,030	1,199
Convertible senior notes	—	—	9,898
Warrants related to issuance of convertible senior notes	26,998	21,991	21,991
Total shares excluded from computation	31,316	25,232	33,864

21. Segment and Geographic Information

The Company’s chief operating decision-maker is the chief executive officer and the executive management team. As of December 31, 2023, the Company is currently organized and operates as one operating and reportable segment. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief executive officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate entities and does not have separate operating or reportable segments.

The Company deploys its servers into networks worldwide. Net property and equipment, excluding internal-use software, and operating lease right-of-use assets, located in the U.S. and international locations, as of December 31, 2023 and 2022 was as follows (in thousands):

	December 31, 2023	December 31, 2022
Property and equipment, net, excluding internal-use software, located in the U.S.	$639,816	$568,590
Property and equipment, net, excluding internal-use software, located internationally	616,750	516,127
Operating lease right-of-use assets located in the U.S.	624,489	608,854
Operating lease right-of-use assets located internationally	284,145	204,518

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Based on this assessment, our management concluded that as of December 31, 2023, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this annual report on Form 10-K.

Remediation of Previously Reported Material Weakness

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

Our management, under the oversight of the Audit Committee, has designed and implemented changes to remediate the material weakness. We have enhanced the design and precision of our process and control for evaluating the adoption and application of new accounting standards in the area of income taxes. Our enhanced design includes the involvement of external tax advisors, as applicable. The material weakness was remediated as of December 31, 2023 as the enhanced control has been implemented for a sufficient period of time and is operating effectively.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(b) Director and Officer Trading Arrangements

The following table describes, for the quarterly period ending December 31, 2023, each trading arrangement for the sale or purchase of Company securities adopted, terminated or for which the amount, pricing or timing provisions were modified by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased or Sold
Mani Sundaram (Executive Vice President and General Manager of the Security Technology Group)	Adoption (December 5, 2023)	Rule 10b5-1 trading arrangement	Sales	Until March 9, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 7,461 shares of common stock
Edward McGowan (Chief Financial Officer and Treasurer)	Adoption (December 6, 2023)	Rule 10b5-1 trading arrangement	Sales	Until September 6, 2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 35,003 shares of common stock[1]
Adam Karon (Chief Operating Officer and General Manager of the Cloud Technology Group)	Adoption (December 8, 2023)	Rule 10b5-1 trading arrangement	Sales	Until September 8, 2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 61,444 shares of common stock[2]
Aaron Ahola (General Counsel and Corporate Secretary)	Adoption (December 11, 2023)	Rule 10b5-1 trading arrangement	Sales	Until June 11, 2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 16,489 shares of common stock[3]

(1) The Rule 10b5-1 trading arrangement provides for the sale of a percentage of shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. McGowan's Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of future vesting events. For purposes of this disclosure, we have reported the maximum aggregate number of shares to be sold without subtracting any shares to be withheld upon future vesting events.
(2) The Rule 10b5-1 trading arrangement provides for the sale of a percentage of shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. Karon's Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of future vesting events. For purposes of this disclosure, we have reported the maximum aggregate number of shares to be sold without subtracting any shares to be withheld upon future vesting events.
(3) The Rule 10b5-1 trading arrangement provides for the sale of a percentage of shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. Ahola's Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of future vesting events. For purposes of this disclosure, we have reported the maximum aggregate number of shares to be sold without subtracting any shares to be withheld upon future vesting events.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K will be contained in our definitive proxy statement for our 2024 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Delinquent Section 16(a) Reports” and “Corporate Governance Highlights” and is incorporated by reference herein.

Our executive officers and directors and their positions as of February 28, 2024, are as follows:

Name	Position
F. Thomson Leighton	Chief Executive Officer, President and Director (Principal Executive Officer)
Edward McGowan	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Aaron Ahola	Executive Vice President, General Counsel and Corporate Secretary
Robert Blumofe	Executive Vice President and Chief Technology Officer
Adam Karon	Chief Operating Officer and General Manager of the Cloud Technology Group
Kim Salem-Jackson	Executive Vice President and Chief Marketing Officer
Paul Joseph	Executive Vice President, Global Sales and Services
Mani Sundaram	Executive Vice President and General Manager of the Security Technology Group
Anthony Williams	Executive Vice President and Chief Human Resources Officer
Sharon Y. Bowen	Director
Marianne C. Brown	Director
Monte E. Ford	Director
Daniel R. Hesse	Director
Peter T. Killalea	Director
Jonathan F. Miller	Director
Madhu Ranganathan	Director
Bernardus Verwaayen	Director
William R. Wagner	Director

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

Item 11. Executive Compensation

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2024 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Corporate Governance Highlights,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2024 Annual Meeting of Stockholders under the sections captioned “Executive Compensation Matters,” “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2024 Annual Meeting of Stockholders under the sections captioned “Certain Relationships and Related Party Transactions; Code of

Ethics; Interest in Annual Meeting Matters,” “Corporate Governance Highlights” and “Compensation Committee Interlocks and Insider Participation.”

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference herein to our definitive proxy statement for our 2024 Annual Meeting of Stockholders under the section captioned “Ratification of Selection of Independent Auditors.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)Documents Filed as Part of this Annual Report on Form 10-K

1.Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2023 and 2022
•Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
•Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
•Consolidated Statements of Stockholders' Equity for the years ended December 31, 2023, 2022 and 2021
•Notes to Consolidated Financial Statements

2.Financial Statement Schedules

Financial statements schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

(b)Exhibits

EXHIBIT INDEX

3.1(A)	Amended and Restated Certificate of Incorporation of Akamai Technologies, Inc., as amended

3.2(B)	Amended and Restated Bylaws of Akamai Technologies, Inc.

3.3(C)	Amendment No. 1 to Amended and Restated Bylaws of Akamai Technologies, Inc.

4.1(D)	Specimen common stock certificate

4.2(E)	Indenture (including form of Notes) with respect to Akamai’s 0.125% Convertible Senior Notes due 2025, dated as of May 21, 2018, between Akamai and U.S. Bank National Association, as trustee

4.3(F)
Indenture (including form of Notes) with respect to the Registrant’s 0.375% Convertible Senior Notes due September 1, 2027, dated as of August 16, 2019, between the Registrant and U.S. Bank National Association, as trustee

4.4(G)
Indenture (including form of Notes) with respect to the Registrant's 1.125% Convertible Senior Notes due February 15, 2029, dated as of August 18, 2023, between Akamai Technologies, Inc. and U.S. Bank Trust Company, National Association, as trustee

4.5(H)	First Supplemental Indenture with respect to 0.125% Convertible Senior Notes due 2025, dated December 16, 2021, between Akamai Technologies, Inc. and U.S. Bank National Association, as trustee

4.6(H)	First Supplemental Indenture with respect to 0.375% Convertible Senior Notes due 2027, dated December 16, 2021, between Akamai Technologies, Inc. and U.S. Bank National Association, as trustee

4.7(I)	Description of Registrant's Securities Registered Under Section 12 of the Exchange Act

10.1(J)@	Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.2(K)@	Amendment to Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant

10.3(L)@	2009 Akamai Technologies, Inc. Stock Incentive Plan

10.4(M)@	Akamai Technologies, Inc. Second Amended and Restated 2013 Stock Incentive Plan

10.5(N)@	Amendment No. 1 to Akamai Technologies, Inc. Second Amended and Restated 2013 Stock Incentive Plan

10.6(O)	Linode Limited Liability Company 2022 RSU Plan

10.7(P)@	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan, as amended (time vesting)

10.8(Q)@	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan (performance vesting)

10.9(R)@	Form of Stock Option Agreement for use under the 2013 Stock Incentive Plan

10.10(R)	Form of Deferred Stock Unit Agreement for use under the 2013 Stock Incentive Plan

10.11(Q)@	Form of Performance-Based Vesting Restricted Stock Unit Agreement with Retirement Provision

10.12(Q)@	Non-Employee Director Compensation Plan

10.13(P)@	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan (2019)

10.14(S)@	Form Executive Bonus Plan

10.15(T)@	Akamai Technologies, Inc. Executive Severance Pay Plan, as amended

10.16(U)@	Form of Change in Control and Severance Agreement

10.17(V)@	Akamai Technologies, Inc. Policy on Departing Director Compensation

10.18(W)@	Akamai Technologies, Inc. U.S. Non-Qualified Deferred Compensation Plan

10.19(X)@	Employment Letter Agreement between the Registrant and F. Thomson Leighton dated February 25, 2013

10.20(U)@	Amendment to Employment Letter Agreement between the Registrant and F. Thomson Leighton dated November 12, 2015

10.21(Y)	Indenture of Lease for 145 Broadway, Cambridge, Massachusetts dated November 7, 2016

10.22(Y)	Must-Take Premises and Right of First Offer Agreement among the Registrant, Boston Properties Limited Partnership and the Trustees of Ten Cambridge Center Trust dated November 7, 2016

10.23(Z)	150 Broadway Real Property Lease Dated December 20, 2017

10.24(AA)†	Exclusive Patent and Non-Exclusive Copyright License Agreement, dated as of October 26, 1998, between the Registrant and Massachusetts Institute of Technology

10.25(BB)	Credit Agreement by and among Akamai Technologies, Inc., the financial institutions identified therein as lenders and JPMorgan Chase Bank, N.A., as administrative agent, dated November 22, 2022

10.26(E)	Form of Call Option Confirmation between Akamai and each Option Counterparty

10.27(E)	Form of Warrant Confirmation between Akamai and each Option Counterparty

10.28(F)	Form of Call Option Confirmation between the Registrant and each Option Counterparty

10.29(F)	Form of Warrant Confirmation between the Registrant and each Option Counterparty

10.30(G)	Form of Call Option Transaction Confirmation between the Registrant and each Option Counterparty

10.31(G)	Form of Warrant Confirmation between the Registrant and each Option Counterparty

10.32(CC)	Form of Executive Annual Incentive Plan

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Akamai Clawback Policy

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.INS)
________________

(A)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 18884226) filed with the Commission on June 6, 2018.
(B)	Incorporated by reference to the Registrant’s Annual Report on Form 8-K (File No. 000-27275, 221467934) filed with the Commission on December 16, 2022.
(C)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 231264379) filed with the Commission on September 19, 2023.
(D)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-85679, 99727819), as amended, filed with the Commission on October 13, 1999.
(E)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 18852548) filed with the Commission on May 22, 2018.
(F)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 191033874) filed with the Commission on August 16, 2019.
(G)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 231185826) filed with the Commission on August 18, 2023.
(H)	Incorporated by reference to the Registrant’s Annual Report Current Report on Form 8-K (File No. 000-27275, 211497782) filed with the Commission on December 16, 2021.
(I)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-27275, 20670264) filed with the Commission on February 28, 2020.
(J)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-27275, 06691330) filed with the Commission on March 16, 2006.
(K)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 08823347) filed with the Commission on May 12, 2008.
(L)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 11865051) filed with the Commission on May 23, 2011.
(M)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 22922830) filed with the Commission on May 13, 2022.
(N)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 23923350) filed with the Commission on May 15, 2023.
(O)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 21, 2022.
(P)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-27275, 19810440) filed with the Commission on May 9, 2019.
(Q)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-27275, 23685285) filed with the Commission on February 28, 2023.
(R)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-27275, 131025074) filed with the Commission on August 9, 2013.
(S)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 23668192) filed with the Commission on February 24, 2023.
(T)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 191132693) filed with the Commission on October 2, 2019.
(U)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 22680595) filed with the Commission on February 25, 2022.
(V)	Incorporated by reference to the Registrant's Annual Report on form 10-K (File No. 000-27275, 17647667) filed with the Commission on February 28, 2017.
(W)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-27275, 15850176) filed with the Commission on May 11, 2015.
(X)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-27275, 13657899) filed with the Commission on March 1, 2013.
(Y)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 161988699) filed with the Commission on November 10, 2016.
(Z)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-27275, 18654889) filed with the Commission on March 1, 2018.
(AA)	Incorporated by reference to the Registrant's Registration Statement on Form S-1/A filed with the Commission on October 28, 1999.
(BB)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-27275, 221416292) filed with the Commission on November 23, 2022.
(CC)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-27275, 23668192) filed with the Commission on February 24, 2023.

_______________

@	Management contract or compensatory plan or arrangement filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of this Annual Report.
†	Confidential Treatment has been granted as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.
*	Submitted electronically herewith.

(c)	Not applicable.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2024	AKAMAI TECHNOLOGIES, INC.

	By:	/s/ EDWARD MCGOWAN
Edward McGowan Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. THOMSON LEIGHTON	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2024
F. Thomson Leighton

/s/ EDWARD MCGOWAN	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2024
Edward McGowan

/s/ LAURA HOWELL	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 28, 2024
Laura Howell

/s/ SHARON Y. BOWEN	Director	February 28, 2024
Sharon Y. Bowen

/s/ MARIANNE C. BROWN	Director	February 28, 2024
Marianne C. Brown

/s/ MONTE E. FORD	Director	February 28, 2024
Monte E. Ford

/s/ DANIEL R. HESSE	Director	February 28, 2024
Daniel R. Hesse

/s/ PETER T. KILLALEA	Director	February 28, 2024
Peter T. Killalea

/s/ JONATHAN F. MILLER	Director	February 28, 2024
Jonathan F. Miller

/s/ MADHU RANGANATHAN	Director	February 28, 2024
Madhu Ranganathan

/s/ BERNARDUS VERWAAYEN	Director	February 28, 2024
Bernardus Verwaayen

/s/ WILLIAM R. WAGNER	Director	February 28, 2024
William R. Wagner