Form 10-Q
period 2024-03-31
AKAMAI TECHNOLOGIES INC
filed 2024-05-09
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 3, 2024: 152,316,548

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data) (unaudited)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$467,717	$489,468
Marketable securities	1,206,971	374,971
Accounts receivable, net of reserves of $2,775 and $3,469 at March 31, 2024, and December 31, 2023, respectively	716,638	724,302
Prepaid expenses and other current assets	233,853	216,114
Total current assets	2,625,179	1,804,855
Marketable securities	582,023	1,431,354
Property and equipment, net	1,864,307	1,825,944
Operating lease right-of-use assets	947,049	908,634
Acquired intangible assets, net	512,554	536,143
Goodwill	2,846,535	2,850,470
Deferred income tax assets	430,428	418,297
Other assets	127,531	124,340
Total assets	$9,935,606	$9,900,037

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(in thousands, except share data) (unaudited)	March 31, 2024	December 31, 2023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$134,677	$146,927
Accrued expenses	291,986	352,181
Deferred revenue	142,527	107,544
Operating lease liabilities	232,731	222,944
Other current liabilities	7,017	6,442
Total current liabilities	808,938	836,038
Deferred revenue	20,929	23,006
Deferred income tax liabilities	24,977	24,622
Convertible senior notes	3,540,120	3,538,229
Operating lease liabilities	800,107	774,806
Other liabilities	106,768	106,181
Total liabilities	5,301,839	5,302,882
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 153,553,975 shares issued and 152,411,363 shares outstanding at March 31, 2024, and 151,232,908 shares issued and outstanding at December 31, 2023	1,536	1,512
Additional paid-in capital	2,230,875	2,222,993
Accumulated other comprehensive loss	(116,593)	(95,330)
Treasury stock, at cost, 1,142,612 shares at March 31, 2024, and no shares at December 31, 2023	(125,449)	—
Retained earnings	2,643,398	2,467,980
Total stockholders’ equity	4,633,767	4,597,155
Total liabilities and stockholders’ equity	$9,935,606	$9,900,037

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
(in thousands, except per share data) (unaudited)	2024	2023
Revenue	$986,970	$915,698
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	394,743	361,316
Research and development	116,932	91,863
Sales and marketing	134,570	129,107
General and administrative	152,430	146,139
Amortization of acquired intangible assets	21,023	15,912
Restructuring charge	544	44,723
Total costs and operating expenses	820,242	789,060
Income from operations	166,728	126,638
Interest and marketable securities income, net	27,841	5,292
Interest expense	(6,818)	(2,681)
Other income (expense), net	511	(2,363)
Income before provision for income taxes	188,262	126,886
Provision for income taxes	(12,844)	(29,780)
Net income	$175,418	$97,106
Net income per share:
Basic	$1.16	$0.62
Diluted	$1.11	$0.62
Shares used in per share calculations:
Basic	151,628	155,637
Diluted	157,466	156,135

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(in thousands) (unaudited)	2024	2023
Net income	$175,418	$97,106
Other comprehensive (loss) gain:
Foreign currency translation adjustments	(16,447)	11,722
Change in unrealized (loss) gain on investments, net of income tax benefit (expense) of $1,562 and $(2,399) for the three months ended March 31, 2024 and 2023, respectively	(4,816)	7,449
Other comprehensive (loss) gain	(21,263)	19,171
Comprehensive income	$154,155	$116,277

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(in thousands) (unaudited)	2024	2023
Cash flows from operating activities:
Net income	$175,418	$97,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,183	135,457
Stock-based compensation	93,260	61,883
(Benefit) provision for deferred income taxes	(10,467)	4,925
Amortization of debt issuance costs	1,682	1,098
Gain on investments	—	(174)
Other non-cash reconciling items, net	2,062	21,602
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(736)	(25,251)
Prepaid expenses and other current assets	(26,016)	(26,009)
Accounts payable and accrued expenses	(66,949)	(97,263)
Deferred revenue	34,316	36,449
Other current liabilities	356	25,834
Other non-current assets and liabilities	(7,231)	(2,158)
Net cash provided by operating activities	351,878	233,499
Cash flows from investing activities:
Cash paid for business acquisition, net of cash acquired	—	(20,070)
Purchases of property and equipment	(93,751)	(141,700)
Capitalization of internal-use software development costs	(80,003)	(80,545)
Purchases of short- and long-term marketable securities	(170,019)	(134,191)
Proceeds from sales of short- and long-term marketable securities	15,144	185,249
Proceeds from maturities and redemptions of short- and long-term marketable securities	167,111	91,637
Other, net	9,935	(20,268)
Net cash used in investing activities	(151,583)	(119,888)

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Three Months Ended March 31,
(in thousands) (unaudited)	2024	2023
Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock plans	20,310	21,257
Employee taxes paid related to net share settlement of stock awards	(109,333)	(29,894)
Repurchases of common stock	(125,449)	(348,600)
Other, net	(1,509)	(52)
Net cash used in financing activities	(215,981)	(357,289)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(4,013)	2,297
Net decrease in cash, cash equivalents and restricted cash	(19,699)	(241,381)
Cash, cash equivalents and restricted cash at beginning of period	490,470	543,022
Cash, cash equivalents and restricted cash at end of period	$470,771	$301,641

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds received of $525 and $225 for the three months ended March 31, 2024 and 2023, respectively	$74,940	$86,066
Cash paid for interest expense	9,153	2,156
Cash paid for operating lease liabilities	64,795	55,167
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	100,167	102,952
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	43,065	101,196
Capitalization of stock-based compensation	26,596	14,611

Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$467,717	$298,800
Restricted cash	3,054	2,841
Cash, cash equivalents and restricted cash	$470,771	$301,641

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended March 31, 2024
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2024	151,232,908	$1,512	$2,222,993	$(95,330)	$—	$2,467,980	$4,597,155
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	2,321,067	24	(127,020)				(126,996)
Stock-based compensation			134,902				134,902
Repurchases of common stock	(1,142,612)				(125,449)		(125,449)
Net income						175,418	175,418
Foreign currency translation adjustment				(16,447)			(16,447)
Change in unrealized loss on investments, net of tax				(4,816)			(4,816)
Balance at March 31, 2024	152,411,363	$1,536	$2,230,875	$(116,593)	$(125,449)	$2,643,398	$4,633,767

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Three Months Ended March 31, 2023
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2023	156,494,816	$1,565	$2,578,603	$(140,332)	$—	$1,920,351	$4,360,187
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	804,553	8	(31,344)				(31,336)
Stock-based compensation			77,985				77,985
Repurchases of common stock	(4,555,541)				(351,772)		(351,772)
Net income						97,106	97,106
Foreign currency translation adjustment				11,722			11,722
Change in unrealized gain on investments, net of tax				7,449			7,449
Balance at March 31, 2023	152,743,828	$1,573	$2,625,244	$(121,161)	$(351,772)	$2,017,457	$4,171,341

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed in, or omitted from, these interim financial statements. Accordingly, the unaudited interim condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 28, 2024. The December 31, 2023 condensed consolidated balance sheet included herein is derived from the Company's audited consolidated financial statements.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued guidance to improve income tax disclosures, primarily through enhanced disclosures for the rate reconciliation and income taxes paid, in addition to the modification or elimination of other disclosures. This guidance will be effective for the Company's annual period ending December 31, 2025 and is to be applied prospectively with the option to adopt retrospectively. The Company is evaluating the impact the update will have on its disclosures.

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

2. Fair Value Measurements

Available-for-sale marketable securities held as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of March 31, 2024
Commercial paper	$5,318	$—	$(14)	$5,304	$5,304	$—
Corporate bonds	1,361,982	1,247	(3,467)	1,359,762	856,550	503,212
U.S. government agency obligations	396,152	354	(789)	395,717	339,325	56,392
	$1,763,452	$1,601	$(4,270)	$1,760,783	$1,201,179	$559,604

As of December 31, 2023
Time deposits	$14,426	$—	$—	$14,426	$14,426	$—
Commercial paper	6,249	—	(5)	6,244	6,244	—
Corporate bonds	1,328,980	6,429	(4,201)	1,331,208	276,975	1,054,233
U.S. government agency obligations	428,157	2,462	(979)	429,640	74,369	355,271
	$1,777,812	$8,891	$(5,185)	$1,781,518	$372,014	$1,409,504

The Company offers certain eligible employees the ability to participate in a non-qualified deferred compensation plan. The mutual funds held by the Company that are associated with this plan are classified as restricted equity securities. Additionally, the Company holds certain money market funds that are classified as equity securities. These securities are not included in the available-for-sale securities table above but are included in marketable securities in the interim condensed consolidated balance sheets.

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the interim condensed consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest and marketable securities income, net in the interim condensed consolidated statements of income. As of March 31, 2024, the Company held for investment corporate bonds and U.S. government agency obligations with a fair value of $179.9 million, which are classified as available-for-sale marketable securities and have been in a continuous unrealized loss position for more than 12 months. The unrealized losses related to these securities were $2.6 million and are included in accumulated other comprehensive loss as of March 31, 2024. The unrealized losses are attributable to changes in interest rates. Based on the evaluation of available evidence, the Company does not believe any unrealized losses represent other than temporary impairments.

The fair value measurements within the fair value hierarchy of the Company’s financial assets as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
As of March 31, 2024
Cash Equivalents and Marketable Securities:
Money market funds	$147,089	$147,089	$—
Time deposits	38,623	—	38,623
Commercial paper	8,282	—	8,282
Corporate bonds	1,359,762	—	1,359,762
U.S. government agency obligations	395,717	—	395,717
Mutual funds	24,101	24,101	—
	$1,973,574	$171,190	$1,802,384

As of December 31, 2023
Cash Equivalents and Marketable Securities:
Money market funds	$177,240	$177,240	$—
Time deposits	39,670	—	39,670
Commercial paper	6,244	—	6,244
Corporate bonds	1,331,208	—	1,331,208
U.S. government agency obligations	429,640	—	429,640
Mutual funds	22,942	22,942	—
	$2,006,944	$200,182	$1,806,762

As of March 31, 2024 and December 31, 2023, the Company grouped money market funds and mutual funds using a Level 1 valuation because market prices for such investments are readily available in active markets. As of March 31, 2024 and December 31, 2023, the Company grouped time deposits, commercial paper, corporate bonds and U.S. government agency obligations using a Level 2 valuation because quoted prices for similar assets in active markets (or identical assets in an inactive market) are available. The Company did not have any transfers of assets or liabilities between Level 1 or Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2024.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Due in 1 year or less	$1,201,179	$372,014
Due after 1 year through 5 years	559,604	1,409,504
	$1,760,783	$1,781,518

3. Accounts Receivable

Net accounts receivable consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Trade accounts receivable	$503,466	$516,175
Unbilled accounts receivable	215,947	211,596
Gross accounts receivable	719,413	727,771
Allowances for current expected credit losses and other reserves	(2,775)	(3,469)
Accounts receivable, net	$716,638	$724,302

A summary of activity in the accounts receivable allowance for current expected credit losses and other reserves for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	March 31, 2024	March 31, 2023
Beginning balance	$3,469	$5,917
Charges to income from operations	1,700	1,397
Collections from customers previously reserved and other	(2,394)	(1,757)
Ending balance	$2,775	$5,557

Charges to income from operations primarily represents charges to provision for doubtful accounts for increases in the allowance for current expected credit losses.

4. Incremental Costs to Obtain a Contract with a Customer

Deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Deferred costs included in prepaid expenses and other current assets	$47,764	$44,383
Deferred costs included in other assets	43,240	42,738
Total deferred costs	$91,004	$87,121

Information related to incremental costs to obtain a contract with a customer for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Amortization expense related to deferred costs	$14,363	$12,175
Incremental costs capitalized	19,342	12,417

Amortization expense related to deferred costs is primarily included in sales and marketing expense in the interim condensed consolidated statements of income.

5. Acquired Intangible Assets and Goodwill

Acquired intangible assets that are subject to amortization consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$354,223	$(203,676)	$150,547	$354,539	$(196,572)	$157,967
Customer-related intangible assets	613,369	(286,130)	327,239	616,267	(273,758)	342,509
Trademarks and trade names	14,652	(9,437)	5,215	14,659	(9,117)	5,542
Acquired license rights	34,810	(5,257)	29,553	34,810	(4,685)	30,125
Total	$1,017,054	$(504,500)	$512,554	$1,020,275	$(484,132)	$536,143

Aggregate expense related to amortization of acquired intangible assets for the three months ended March 31, 2024 and 2023 was $21.0 million and $15.9 million, respectively. Based on the Company’s acquired intangible assets as of March 31, 2024, aggregate expense related to amortization of acquired intangible assets is expected to be $63.3 million for the remainder of 2024, and $80.3 million, $76.0 million, $61.9 million and $49.5 million for 2025, 2026, 2027 and 2028, respectively.

The changes in the carrying amount of goodwill for the three months ended March 31, 2024 were as follows (in thousands):

Balance as of January 1, 2024	$2,850,470
Measurement period adjustments related to acquisitions completed in prior years	18
Foreign currency translation	(3,953)
Balance as of March 31, 2024	$2,846,535

The Company tests goodwill for impairment at least annually. Through the date the interim condensed consolidated financial statements were issued, no triggering events have occurred that would indicate that a potential impairment exists.

6. Acquisition

Noname Security

In May 2024, the Company announced its intention to acquire Noname Gate Ltd. ("Noname Security"), for approximately $450.0 million, subject to cash acquired and post-closing adjustments. Noname Security is intended to enhance Akamai’s existing API Security solution and accelerate its ability to meet growing customer demand and market requirements as the use of APIs continues to expand. The acquisition is expected to close in the second quarter of 2024.

7. Debt

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

Components and Fair Value of the Notes

The Notes consisted of the following components as of March 31, 2024 and December 31, 2023 (in thousands):

	2029 Notes	2027 Notes	2025 Notes	Total
As of March 31, 2024
Principal	$1,265,000	$1,150,000	$1,150,000	$3,565,000
Less: issuance costs, net of amortization	(15,701)	(6,361)	(2,818)	(24,880)
Net carrying amount	$1,249,299	$1,143,639	$1,147,182	$3,540,120

Estimated fair value (1)	$1,300,837	$1,215,665	$1,359,473	$3,875,975

As of December 31, 2023
Principal	$1,265,000	$1,150,000	$1,150,000	$3,565,000
Less: issuance costs, net of amortization	(16,478)	(6,831)	(3,462)	(26,771)
Net carrying amount	$1,248,522	$1,143,169	$1,146,538	$3,538,229

Estimated fair value (1)	$1,376,915	$1,289,219	$1,467,274	$4,133,408

(1) The fair values were determined based on the quoted prices of the Notes in an inactive market on the last trading day of the reporting period and have been classified as Level 2 within the fair value hierarchy.

Note Hedges and Warrants

To minimize the impact of potential dilution upon conversion of the Notes, the Company entered into convertible note hedge transactions with respect to its common stock concurrently with each respective note issuance month. The note hedge transactions cover an approximate number of shares of the Company’s common stock at a strike price that corresponds to the conversion prices for the Notes, also subject to adjustment, and are exercisable upon conversion of the Notes. The note hedge transactions expire upon the respective maturity dates of the Notes. The Company determined that the note hedges meet the definition of a derivative and are classified in stockholders’ equity, as the note hedges are indexed to the Company's common stock, and the Company, at its election, may receive cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock. The Company recorded the purchase of the hedges as a decrease to additional paid-in capital. The Company does not recognize subsequent changes in fair value of the note hedges in its interim condensed consolidated financial statements.

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

	2029 Notes	2027 Notes	2025 Notes
Note hedge transaction cost	$236,555	$312,225	$261,740
Shares covered by note hedge transactions	10,015	9,898	12,093
Shares related to warrant transactions	10,015	9,898	12,093
Strike price per share related to warrant transactions	$180.44	$178.74	$149.18
Aggregate proceeds from sale of warrants	$90,195	$185,150	$119,945

Revolving Credit Facility

In November 2022, the Company entered into a $500.0 million five-year, revolving credit agreement (the “2022 Credit Agreement”). Borrowings under the 2022 Credit Agreement may be used to finance working capital needs and for general corporate purposes. The 2022 Credit Agreement provides for an initial $500.0 million in revolving loans. Under specified circumstances, the facility can be increased to up to $1.0 billion in aggregate principal amount. The 2022 Credit Agreement expires on November, 22, 2027, and any amounts outstanding thereunder will become due and payable, subject to up to two one-year extensions at the Company's request and with the consent of the lenders party thereto.

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

The 2022 Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. As of March 31, 2024, the Company was in compliance with all covenants. The negative covenants include restrictions on subsidiary indebtedness, liens and fundamental changes. These covenants are subject to a number of important exceptions and qualifications. The principal financial covenant requires a maximum consolidated leverage ratio. There were no outstanding borrowings under the 2022 Credit Agreement as of March 31, 2024.

Interest Expense

The Notes bear interest at fixed rates that are payable semi-annually in arrears on their respective interest payment dates each year. Interest expense, together with ongoing commitment fees under the terms of the Company's credit agreements, included in the interim condensed consolidated statements of income for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Amortization of debt issuance costs	$1,946	$1,166
Coupon interest payable on 2029 Notes	3,558	—
Coupon interest payable on 2027 Notes	1,078	1,078
Coupon interest payable on 2025 Notes	359	359
Interest payable and commitment fees under the 2022 credit agreement	141	146
Capitalization of interest expense	(264)	(68)
Total interest expense	$6,818	$2,681

8. Restructuring

During the first quarter of 2023, management committed to an action to restructure certain parts of the Company to enable it to prioritize investments in the fastest growing areas of the business. As a result, certain headcount reductions were necessary. The Company has incurred $20.7 million related to this action through March 31, 2024. During the three months ended March 31, 2023, $23.6 million was incurred related to this action. There were no material charges incurred during the three months ended March 31, 2024, and the Company does not expect to incur material additional charges related to this action.

The Company launched its FlexBase program in May 2022, which is a flexible workspace arrangement that allows employees to choose to work from their home office, a Company office or a combination of both, which is a significant change to the way employees worked prior to the program. The Company began to identify certain facilities that were no longer needed in the fourth quarter of 2021. As a result, impairments of right-of-use assets and leasehold improvements were recognized. The Company has incurred $35.9 million of restructuring charges related to this action, of which $0.9 million and $18.5 million were incurred during the three months ended March 31, 2024 and 2023, respectively. As the Company continues to execute its FlexBase program, additional charges related to this action are expected to occur through the first half of 2024, however, the Company does not expect to incur any material additional restructuring charges related to this action.

The Company also recognizes restructuring charges for redundant employees, facilities and contracts associated with completed acquisitions.

9. Stockholders’ Equity

Share Repurchase Program

Effective January 2022, the board of directors of the Company authorized a $1.8 billion share repurchase program through December 2024, of which $412.5 million remains available for repurchase as of March 31, 2024. In May 2024, the board of directors authorized a new $2.0 billion share repurchase program, effective May 2024 through June 2027. The Company's goals for the share repurchase programs are to offset the dilution created by its employee equity compensation programs over time and provide the flexibility to return capital to shareholders as business and market conditions warrant, while still preserving its ability to pursue other strategic opportunities.

During the three months ended March 31, 2024, the Company repurchased 1.1 million shares of its common stock for $125.4 million.

Stock-Based Compensation

Components of total stock-based compensation included in the Company’s interim condensed consolidated statements of income for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Cost of revenue	$12,618	$9,329
Research and development	38,045	21,844
Sales and marketing	18,811	13,545
General and administrative	23,786	17,165
Total stock-based compensation	93,260	61,883
Provision for income taxes	(40,340)	(11,413)
Total stock-based compensation, net of income taxes	$52,920	$50,470

In addition to the amounts of stock-based compensation reported in the table above, the Company’s interim condensed consolidated statements of income for the three months ended March 31, 2024 and 2023 also include stock-based compensation reflected as a component of amortization primarily consisting of capitalized internal-use software; the additional stock-based compensation was $9.7 million and $7.5 million, respectively, before taxes.

10. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the three months ended March 31, 2024 were as follows (in thousands):

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Investments	Total
Balance as of January 1, 2024	$(98,035)	$2,705	$(95,330)
Other comprehensive loss	(16,447)	(4,816)	(21,263)
Balance as of March 31, 2024	$(114,482)	$(2,111)	$(116,593)

There were no amounts reclassified from accumulated other comprehensive loss to net income for the three months ended March 31, 2024.

11. Revenue from Contracts with Customers

The Company sells its services through a sales force located both domestically and internationally. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. Revenue by geography included in the Company’s interim condensed consolidated statements of income for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
U.S.	$512,347	$473,833
International	474,623	441,865
Total revenue	$986,970	$915,698

The Company reports its revenue in three solution categories: security, delivery and compute. Security includes solutions that are designed to protect business online by keeping infrastructure, websites, applications and users safe. Delivery includes solutions that are designed to enable business online, including media delivery and web performance. Compute includes cloud computing, edge applications, cloud optimization and storage. Revenue by solution category included in the Company’s interim condensed consolidated statements of income for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Security	$490,681	$405,552
Delivery	351,758	394,384
Compute	144,531	115,762
Total revenue	$986,970	$915,698

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

During the three months ended March 31, 2024 and 2023, the Company recognized $60.5 million and $57.5 million of revenue that was included in deferred revenue as of December 31, 2023 and 2022, respectively.

As of March 31, 2024, the aggregate amount of remaining performance obligations from contracts with customers was $3.4 billion. The Company expects to recognize approximately 65% of its remaining performance obligations as revenue over the next 12 months. The majority of the remaining balance is expected to be recognized over the next two to three years. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration, such as usage-based contracts with no committed contract, as well as anticipated renewed contracts. Revenue recognized during the three months ended March 31, 2024 and 2023, related to performance obligations satisfied in previous periods was not material.

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

The Company’s effective income tax rate was 6.8% and 23.5% for the three months ended March 31, 2024 and 2023, respectively. The lower effective tax rate for the three months ended March 31, 2024 was primarily due to an increase in the excess tax benefit related to stock-based compensation, a decrease in tax on global intangible low-taxed income and a decrease in the valuation allowance recorded against state and foreign credits. These amounts were partially offset by a decrease in foreign income taxed at lower rates and the impact of the enactment of a 15% global minimum corporate income tax that the Organisation for Economic Co-operation and Development ("OECD") and OECD member countries have begun implementing and which impacted the Company beginning January 1, 2024.

For the three months ended March 31, 2024, the effective income tax rate was lower than the federal statutory tax rate due to the excess tax benefit related to stock-based compensation, foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by non-deductible stock-based compensation and the 15% global minimum corporate income tax.

For the three months ended March 31, 2023, the effective income tax rate was higher than the federal statutory tax rate due to tax on global intangible low-taxed income, non-deductible stock-based compensation, a shortfall related to stock-based compensation and an increase in the valuation allowance recorded against tax credits and foreign net operating losses. These amounts were partially offset by foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits.

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

The components used in the computation of basic and diluted net income per share for the three months ended March 31, 2024 and 2023 were as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$175,418	$97,106
Denominator:
Shares used for basic net income per share	151,628	155,637
Effect of dilutive securities:
Stock awards	3,724	498
Convertible senior notes	2,114	—
Warrants related to issuance of convertible senior notes	—	—
Shares used for diluted net income per share	157,466	156,135
Basic net income per share	$1.16	$0.62
Diluted net income per share	$1.11	$0.62

For the three months ended March 31, 2024 and 2023, certain potential outstanding shares from service-based stock awards and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain market- and performance-based stock awards were excluded from the computation of diluted net income per share because the underlying market and performance conditions for such stock awards had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Service-based stock awards	4,161	7,867
Market- and performance-based stock awards	1,328	1,580
Warrants related to issuance of convertible senior notes	32,006	21,991
Total shares excluded from computation	37,495	31,438

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

Our management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which we have prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The preparation of these unaudited interim condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, revenue recognition, accounts receivable and related reserves, valuation and impairment of marketable securities, goodwill and acquired intangible assets, capitalized internal-use software development costs, impairment and useful lives of long-lived assets, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time they are made. Actual results may differ from our estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2023 for further discussion of our critical accounting policies and estimates.

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

We have observed the following trends related to our revenue in recent years:

•Increased sales of our security solutions, led by application security solutions and segmentation solutions from our acquisition of Guardicore Ltd., and increased sales of our compute solutions, primarily attributable to our acquisition of Linode Limited Liability Company ("Linode") in early 2022, have made a significant contribution to revenue growth. Beginning in 2023, security now represents our largest share of revenue. Together with compute, our security and compute solutions represent almost two-thirds of our total revenue beginning in the first quarter of 2024. We plan to continue to invest in these areas with a focus on further advancing our product portfolios.

•Traffic on our network continues to grow as compared to prior years, but we, and the content delivery industry more broadly, are seeing growth at a more moderate pace than we've experienced in the past. We and our customers have been managing through a time of economic headwinds and uncertainty. In particular, a large social media customer has taken steps to lower costs by optimizing its platform, which has reduced traffic on our network and negatively impacted our delivery revenue.

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

•Revenue from our international operations has generally been growing at a faster pace in recent years than from our U.S. operations, particularly from new customer acquisition and cross-selling of incremental solutions. Because we publicly report in U.S. dollars our reported revenue results are negatively impacted when the dollar strengthens and benefit when the dollar weakens.

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

•Network build-out and supporting service costs represent another significant portion of our cost of revenue. These costs include maintenance and supporting services incurred as we continue to build out our compute infrastructure and maintain our global network, and costs of third-party cloud providers used for some of our operations. We have seen these costs increase in recent years as a result of our network expansion, and particularly the build out of our compute infrastructure. We previously experienced increased costs from third-party cloud providers, but have recently begun to mitigate those costs by migrating to our own cloud solutions and optimizing third-party cloud spend. We will need to continue to effectively manage our network build-out and supporting service costs and continue to migrate third-party cloud services to Akamai Connected Cloud to maintain or improve current levels of profitability.

•Our employees are core to the operations of our business, and payroll and related costs, including stock-based compensation, is our largest expense. It is important to the success of operations that we offer competitive compensation packages. However, we remain disciplined in allocating our resources to support our faster growing security and compute solutions, including maintaining operational efficiencies to mitigate the rising cost of talent. In 2023, we redesigned one of our non-executive short-term incentive compensation programs by shifting certain employees from a cash-based to stock-based program. We also introduced a non-executive incentive program tied to our initiative to migrate certain third-party cloud services onto Akamai Connected Cloud. These programs were designed to better align employee incentives with the interests of our stockholders, which increased our stock-based compensation.

•Depreciation expense related to our network equipment also contributes to our overall expense levels. In recent years, we have invested in our network, particularly as part of building out our compute infrastructure, which increased our capital expenditures and resulting depreciation expense. We are also experiencing an increase in certain server component costs that support our compute build out. We plan to continue to make investments in capital expenditures, however, the focus is to further invest in support of our faster growing compute solutions and to manage our server costs.

•Growth in our international operations incrementally increases our exposure to foreign currency fluctuations. Because we publicly report in U.S. dollars, our expenses are positively impacted when the dollar strengthens and are negatively impacted when the dollar weakens.

Recent Acquisition

In May 2024, we announced our intention to acquire Noname Gate Ltd. ("Noname Security"), for approximately $450.0 million, subject to cash acquired and post-closing adjustments. Noname Security is intended to enhance our existing API Security solution and accelerate its ability to meet growing customer demand and market requirements as the use of APIs continues to expand. Noname Security has approximately 200 employees, and the acquisition is expected to be dilutive to our earnings per share at least through 2024.

Global Economic Conditions

Global macroeconomic and geopolitical conditions continue to impact our business and revenue growth rates. We, along with our customers, continue to manage through an uncertain period of fluctuating inflation, regulations that may negatively impact business, economic uncertainty, uncertain energy supplies, heightened geopolitical tensions, potential for supply chain disruptions, changes in international tax laws, fluctuations in foreign exchange rates and elevated interest rates. To the extent these macroeconomic conditions continue, we expect that it may adversely affect our business, operations and financial results.

Results of Operations

The following sets forth, as a percentage of revenue, interim condensed consolidated statements of income data for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Revenue	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	40.0	39.5
Research and development	11.8	10.0
Sales and marketing	13.6	14.1
General and administrative	15.4	16.0
Amortization of acquired intangible assets	2.1	1.7
Restructuring charge	0.1	4.9
Total costs and operating expenses	83.1	86.2
Income from operations	16.9	13.8
Interest and marketable securities income, net	2.8	0.6
Interest expense	(0.7)	(0.3)
Other income (expense), net	0.1	(0.3)
Income before provision for income taxes	19.1	13.9
Provision for income taxes	(1.3)	(3.3)
Net income	17.8%	10.6%

Revenue

Revenue by solution category during the periods presented was as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023	% Change	% Change at Constant Currency
Security	$490,681	$405,552	21.0%	21.3%
Delivery	351,758	394,384	(10.8)	(10.2)
Compute	144,531	115,762	24.9	25.2
Total revenue	$986,970	$915,698	7.8%	8.2%

During the three month period ended March 31, 2024, the increase in our revenue, as compared to the same period in 2023, was primarily the result of continued growth in sales of our security and compute solutions, partially offset by a decline in revenue from our delivery solutions due to impacts from economic headwinds our customers are facing and contract pricing.

The increase in security solutions revenue for the three month period ended March 31, 2024, as compared to the same period in 2023, was due to growth in a number of key products in our security solutions portfolio, including our web application and segmentation solutions.

The decrease in delivery solutions revenue for the three month period ended March 31, 2024, as compared to the same period in 2023, was due to our customers' economic headwinds and the pricing impact of renewals. During the first quarter of 2024, a large social media customer has taken steps to lower its costs through a series of optimizations across its platform, which reduced traffic on our network and had a negative impact on our delivery revenue.

The increase in compute solutions revenue for the three month period ended March 31, 2024, as compared to the same period in 2023, was due to growth in compute products, including continued growth in cloud optimization solutions.

Revenue derived in the U.S. and internationally during the periods presented was as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023	% Change	% Change at Constant Currency
U.S.	$512,347	$473,833	8.1%	8.1%
As a percentage of revenue	51.9%	51.7%
International	474,623	441,865	7.4	8.3
As a percentage of revenue	48.1%	48.3%
Total revenue	$986,970	$915,698	7.8%	8.2%

For the three months ended March 31, 2024 and 2023, no single country outside the U.S. accounted for 10% or more of revenue during either of these periods. Changes in foreign currency exchange rates unfavorably impacted our revenue by $3.7 million during the three months ended March 31, 2024 as compared to the same period in 2023.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2024	2023	% Change
Bandwidth fees	$61,172	$55,716	9.8%
Co-location fees	72,661	56,919	27.7
Network build-out and supporting services	46,113	53,781	(14.3)
Payroll and related costs	83,488	81,197	2.8
Stock-based compensation, including amortization of prior capitalized amounts	21,899	16,477	32.9
Acquisition-related costs	—	1,461	(100.0)
Depreciation of network equipment	65,675	52,176	25.9
Amortization of internal-use software	43,735	43,589	0.3
Total cost of revenue	$394,743	$361,316	9.3%
As a percentage of revenue	40.0%	39.5%

The increase in cost of revenue for the three month period ended March 31, 2024, as compared to the same period in 2023, was primarily due to co-location fees and depreciation of network equipment as a result of investment in Akamai Connected Cloud, particularly as we build out our compute infrastructure to support future growth and scalability, as well as stock-based compensation as a result of the timing of our performance-based equity award grants. These increases were partially offset by lower network build-out and supporting services due to a decrease in third-party cloud costs as we have been migrating third-party cloud services onto our own cloud solutions and optimizing third-party cloud spending.

During the remainder of 2024, we expect our cost of revenue to increase as compared to 2023, in particular our co-location costs, due to investments in our network to support the continued growth of our compute solutions. We plan to continue to focus our efforts on managing our operating margins, including our bandwidth and network build-out costs. Specifically, we are continuing to migrate third-party cloud services onto Akamai Connected Cloud, which we expect will continue to reduce third-party cloud services costs.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2024	2023	% Change
Payroll and related costs	$145,181	$124,633	16.5%
Stock-based compensation	38,045	21,844	74.2
Capitalized salaries and related costs	(72,911)	(61,755)	18.1
Acquisition-related costs	—	(31)	100.0
Other expenses	6,617	7,172	(7.7)
Total research and development	$116,932	$91,863	27.3%
As a percentage of revenue	11.8%	10.0%

The increase in research and development expenses during the three month period ended March 31, 2024, as compared to the same period in 2023, was due to higher payroll and related costs, including stock-based compensation, as a result of headcount growth from our strategic initiatives, mid-year annual merit increases and the timing of our performance-based equity award grants. These increases were partially offset by an increase in capitalized salaries and related costs due to headcount growth focused on development of our activities related to our platform and solutions.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three months ended March 31, 2024 and 2023, we capitalized $24.8 million and $13.2 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, ranging from two to ten years based on the software developed and its expected useful life.

During the remainder of 2024, we expect our research and development costs to increase as compared to 2023, in particular payroll and related costs, including stock-based compensation, in support of our faster growing security and compute solutions. However, we plan to continue to focus our efforts on managing our operating margins.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2024	2023	% Change
Payroll and related costs	$98,918	$95,126	4.0%
Stock-based compensation	18,811	13,545	38.9
Marketing programs and related costs	10,609	13,840	(23.3)
Acquisition-related costs	—	635	(100.0)
Other expenses	6,232	5,961	4.5
Total sales and marketing	$134,570	$129,107	4.2%
As a percentage of revenue	13.6%	14.1%

The increase in sales and marketing expenses during the three month period ended March 31, 2024, as compared to the same period in 2023, was due to higher payroll and related costs, including stock-based compensation, as a result of mid-year annual merit increases and the timing of our performance-based equity award grants. These increases were partially offset by a decrease in marketing programs as a result of the timing of events and advertising spend.

During the remainder of 2024, we expect our sales and marketing expenses to increase as compared to 2023 due to to our continued investment in go-to-market efforts. However, we plan to continue to carefully manage costs in an effort to manage our operating margins.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2024	2023	% Change
Payroll and related costs	$58,318	$57,690	1.1%
Stock-based compensation	23,786	17,165	38.6
Depreciation and amortization	16,559	16,721	(1.0)
Facilities-related costs	21,550	23,989	(10.2)
Provision (benefit) for doubtful accounts	1,321	(83)	(1,691.6)
Acquisition-related costs	172	4,703	(96.3)
Software and related service costs	14,100	13,871	1.7
Other expenses	16,624	12,083	37.6
Total general and administrative	$152,430	$146,139	4.3%
As a percentage of revenue	15.4%	16.0%

The increase in general and administrative expenses during the three month period ended March 31, 2024, as compared to the same period in 2023, was due to higher stock-based compensation as a result of the timing of our performance-based equity award grants. Additionally, other expenses increased related to professional service fees to support our business. These increases were partially offset by a decrease in acquisition-related costs from our past acquisitions.

During the remainder of 2024, we expect our general and administrative expenses to increase as compared to 2023, in particular payroll and related costs, including stock-based compensation, due to the impact of merit increases to support the operations of the business. However, we plan to continue to control costs in an effort to manage our operating margins.

Amortization of Acquired Intangible Assets

	For the Three Months Ended March 31,
(in thousands)	2024	2023	% Change
Amortization of acquired intangible assets	$21,023	$15,912	32.1%
As a percentage of revenue	2.1%	1.7%

The increase in amortization of acquired intangible assets for the three month period ended March 31, 2024, as compared to the same period in 2023, was the result of amortization of acquired intangible assets related to our recent acquisitions. Based on acquired intangible assets at March 31, 2024, we expect amortization of acquired intangible assets to be approximately $63.3 million for the remainder of 2024, and $80.3 million, $76.0 million, $61.9 million and $49.5 million for 2025, 2026, 2027 and 2028, respectively. We anticipate these amortization amounts will increase in future periods as a result of our acquisition of Noname Security, which is expected to close in the second quarter of 2024.

Restructuring Charge

	For the Three Months Ended March 31,
(in thousands)	2024	2023	% Change
Restructuring charge	$544	$44,723	(98.8)%
As a percentage of revenue	0.1%	4.9%

The restructuring charge for the three month period ended March 31, 2024 was driven by our FlexBase program as we exited certain facilities that were no longer needed, resulting in impairments of right-of-use-assets and leasehold improvements. We expect to continue to reduce our facility footprint, but we do not expect to incur material additional charges related to the program.

The restructuring charge for the three month period ended March 31, 2023 was primarily the result of management's commitment to an action to restructure certain parts of the company to enable the prioritization of investments in the fastest growing areas of the business. The restructuring charge for the action included severance and related expenses for certain headcount reductions. We do not expect to incur material additional charges related to the action.

Non-Operating Income (Expense)

	For the Three Months Ended March 31,
(in thousands)	2024	2023	% Change
Interest and marketable securities income, net	$27,841	$5,292	426.1%
As a percentage of revenue	2.8%	0.6%
Interest expense	$(6,818)	$(2,681)	154.3%
As a percentage of revenue	(0.7)%	(0.3)%
Other income (expense), net	$511	$(2,363)	(121.6)%
As a percentage of revenue	0.1%	(0.3)%

Interest and marketable securities income, net consists of interest earned on invested cash and marketable securities balances and income and losses on mutual funds that are associated with our employee non-qualified deferred compensation plan. The increase for the three month period ended March 31, 2024, as compared to the same period in 2023, was the result of increased cash, cash equivalents and marketable securities balances as a result of our August 2023 issuance of $1,265.0 million in par value of convertible senior notes due 2029 and higher interest rates, as well as increased gains associated with the non-qualified deferred compensation plan.

Interest expense is related to our debt transactions, which are described in Note 7 to the interim condensed consolidated financial statements. The increase to interest expense for three month period ended March 31, 2024, as compared to the same period in 2023, was primarily due to the August 2023 issuance of $1,265.0 million in par value of convertible senior notes due 2029.

Other income (expense), net primarily represents net foreign exchange gains and losses mainly due to foreign exchange rate fluctuations on intercompany transactions and other non-operating expense and income items as well as gains and losses on equity investments. Other income (expense), net may fluctuate in the future based on changes in foreign currency exchange rates or other events.

Provision for Income Taxes

	For the Three Months Ended March 31,
(in thousands)	2024	2023	% Change
Provision for income taxes	$(12,844)	$(29,780)	(56.9)%
As a percentage of revenue	(1.3)%	(3.3)%
Effective income tax rate	(6.8)%	(23.5)%

For the three month period ended March 31, 2024, as compared to the same period in 2023, our provision for income taxes decreased due to an increase in the excess tax benefit related to stock-based compensation, a decrease in the tax on global intangible low-taxed income and a decrease in the valuation allowance recorded against state and foreign credits. These items were partially offset by an increase in non-deductible stock-based compensation and the impact of the enactment of a 15% global minimum corporate income tax that the Organisation for Economic Co-operation and Development ("OECD") and OECD member countries have begun implementing and which was effective for us beginning January 1, 2024.

For the three month period ended March 31, 2024, our effective income tax rate was lower than the federal statutory tax rate due to the excess tax benefit related to stock-based compensation, foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by non-deductible stock-based compensation and the 15% global minimum corporate income tax.

For the three month period ended March 31, 2023, our effective income tax rate was higher than the federal statutory tax rate due to tax on global intangible low-taxed income, non-deductible stock-based compensation, a shortfall related to stock-based compensation and an increase to the valuation allowance recorded against tax credits and foreign net operating loss carryforwards. These amounts were partially offset by foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits.

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

•Amortization of debt issuance costs and capitalized interest expense – We have convertible senior notes outstanding that mature in 2029, 2027 and 2025. The issuance costs of the convertible senior notes are amortized to interest expense and are excluded from our non-GAAP results because management believes the non-cash amortization expense is not representative of ongoing operating performance.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Income from operations	$166,728	$126,638
Amortization of acquired intangible assets	21,023	15,912
Stock-based compensation	93,260	61,883
Amortization of capitalized stock-based compensation and capitalized interest expense	10,123	7,913
Restructuring charge	544	44,723
Acquisition-related costs	172	6,768
Non-GAAP income from operations	$291,850	$263,837

GAAP operating margin	16.9%	13.8%
Non-GAAP operating margin	29.6%	28.8%

The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Net income	$175,418	$97,106
Amortization of acquired intangible assets	21,023	15,912
Stock-based compensation	93,260	61,883
Amortization of capitalized stock-based compensation and capitalized interest expense	10,123	7,913
Restructuring charge	544	44,723
Acquisition-related costs	172	6,768
Amortization of debt issuance costs	1,682	1,098
Gain on investments	—	(174)
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(46,727)	(16,915)
Non-GAAP net income	$255,495	$218,314

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended March 31,
	2024	2023
GAAP net income per diluted share	$1.11	$0.62
Amortization of acquired intangible assets	0.13	0.10
Stock-based compensation	0.59	0.40
Amortization of capitalized stock-based compensation and capitalized interest expense	0.06	0.05
Restructuring charge	—	0.29
Acquisition-related costs	—	0.04
Amortization of debt issuance costs	0.01	0.01
Gain on investments	—	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.30)	(0.11)
Adjustment for shares (1)	0.02	—
Non-GAAP net income per diluted share (2)	$1.64	$1.40

Shares used in GAAP per diluted share calculations	157,466	156,135
Impact of benefit from note hedge transactions (1)	(2,114)	—
Shares used in non-GAAP per diluted share calculations (1)	155,352	156,135

(1) Shares used in non-GAAP per diluted share calculations have been adjusted for the three months ended March 31, 2024, for the benefit of our note hedge transactions. During this period, our average stock price was in excess of $95.10, which is the initial conversion price of our convertible senior notes due in 2025. See further definition below.
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

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Net income	$175,418	$97,106
Interest and marketable securities income, net	(27,841)	(5,292)
Provision for income taxes	12,844	29,780
Depreciation and amortization	125,337	111,887
Amortization of capitalized stock-based compensation and capitalized interest expense	10,123	7,913
Amortization of acquired intangible assets	21,023	15,912
Stock-based compensation	93,260	61,883
Restructuring charge	544	44,723
Acquisition-related costs	172	6,768
Interest expense	6,818	2,681
Gain on investments	—	(174)
Other (income) expense, net	(511)	2,537
Adjusted EBITDA	$417,187	$375,724

Net income margin	17.8%	10.6%
Adjusted EBITDA margin	42.3%	41.0%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of March 31, 2024, our cash, cash equivalents and marketable securities, which primarily consisted of corporate bonds, U.S. government agency obligations and money market funds, totaled $2.3 billion. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy is also designed to limit the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of March 31, 2024, we had cash and cash equivalents of $252.4 million held in accounts outside the U.S. The U.S. Tax Cuts and Jobs Act establishes a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact. As a result, our liquidity is not expected to be materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Net income	$175,418	$97,106
Non-cash reconciling items included in net income	242,720	224,791
Changes in operating assets and liabilities	(66,260)	(88,398)
Net cash provided by operating activities	$351,878	$233,499

The increase in cash provided by operating activities for the three months ended March 31, 2024, as compared to the same period in 2023, was due to increased profitability and timing of collections from customers.

Cash Used in Investing Activities

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Cash paid for business acquisition, net of cash acquired	$—	$(20,070)
Purchases of property and equipment and capitalization of internal-use software development costs	(173,754)	(222,245)
Net marketable securities activity	12,236	142,695
Other, net	9,935	(20,268)
Net cash used in investing activities	$(151,583)	$(119,888)

The increase in cash used in investing activities during the three months ended March 31, 2024, as compared to the same period in 2023, was due to an increase in maturities and sales of marketable securities, during the three month period ended March 31, 2023, some of which were not reinvested in order to fund current operating and strategic cash needs, which was partially offset by a reduction of purchases of property and equipment as we continued investment in our compute infrastructure during the three months ended March 31, 2023.

Net Cash Used in Financing Activities

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Activity related to stock-based compensation	$(89,023)	$(8,637)
Repurchases of common stock	(125,449)	(348,600)
Other, net	(1,509)	(52)
Net cash used in financing activities	$(215,981)	$(357,289)

The decrease in cash used in financing activities during the three months ended March 31, 2024, as compared to the same period in 2023, was due to a decrease in repurchases of our common stock as part of our share repurchase program, partially offset by increased employee taxes paid related to vesting of stock awards driven by the shift in our performance-based compensation program from cash-based to stock-based and the increase in stock price.

Our board of directors authorized a share repurchase program that is effective from January 2022 through December 2024, and during the three months ended March 31, 2024, we repurchased 1.1 million shares of common stock at a weighted average price of $109.79 per share for an aggregate of $125.4 million. In May 2024, our board of directors authorized a new $2.0 billion share repurchase program, effective May 2024 through June 2027. As of March 31, 2024, $412.5 million remained available for future share repurchases under the prior authorization. Our goals for the share repurchase programs are to offset the dilution created by our employee equity compensation programs over time and provide the flexibility to return capital to stockholders as business and market conditions warrant, while still preserving our ability to pursue other strategic opportunities. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

Convertible Senior Notes

As of March 31, 2024, we had $3,565.0 million of convertible senior notes outstanding that are senior unsecured obligations and bear interest payable semi-annually in arrears. These notes mature between May 2025 and February 2029. The terms of the notes and hedge and warrant transactions are discussed more fully in Note 7 to the interim condensed consolidated financial statements.

Revolving Credit Facility

In November 2022, we entered into a $500.0 million, five-year revolving credit agreement ("2022 Credit Agreement"). The 2022 Credit Agreement allows us to borrow up to $500.0 million at various interest rates and contains customary representations and warranties, affirmative and negative covenants and events of default. As of March 31, 2024, we were in compliance with all covenants. There were no outstanding borrowings under the 2022 Credit Agreement as of March 31, 2024. The terms of the revolving credit agreements are discussed more fully in Note 7 to the interim condensed consolidated financial statements.

Operating Leases

We have entered into operating leases for real estate assets related to office space and co-location assets related to space or racks at co-location facilities and related equipment for our servers and other networking equipment. As of March 31, 2024, there have been no significant changes in our obligations under these operating lease arrangements from those reported on Form 10-K for the year ended December 31, 2023, other than normal period-to-period variations, particularly as we execute on our expansion plans for our compute solutions.

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

Liquidity Outlook

Based on our present business plan, we expect our current cash, cash equivalents and marketable securities balances and our forecasted cash flows from operations to be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating costs, include our expected capital expenditures, investments in information technology, potential strategic acquisitions, anticipated share repurchases, lease and purchase commitments and settlements of other liabilities. In particular, our anticipated acquisition of Noname Security will require approximately $450.0 million, subject to cash acquired and post-closing adjustments. We plan to fund the acquisition of Noname Security with cash, cash equivalents and marketable securities on hand. We also have access to our 2022 Credit Agreement, should we require additional resources to fund the acquisition of Noname Security or other recurring operating costs.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, stockholders of acquired companies, joint venture partners and third parties to which we license technology.

Generally, these indemnification agreements require us to reimburse losses suffered by a third-party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 13 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2023 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended March 31, 2024 was determined to be immaterial.

As of March 31, 2024, we did not have any additional material off-balance sheet arrangements.

Significant Accounting Policies and Estimates

See Note 2 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our significant accounting policies and estimates from those reported in our annual report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    Our portfolio of cash equivalents and short- and long-term investments is maintained in a variety of securities, including money market funds, time deposits, commercial paper, corporate bonds, U.S. government agency obligations and mutual funds.The majority of our investments are classified as available-for-sale securities and carried at fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes. If market interest rates were to increase by 100 basis points from March 31, 2024 levels, the fair value of our available-for-sale portfolio would decline by approximately $19.3 million.

As of March 31, 2024, we had $3,565.0 million in aggregate principal amount of convertible senior notes outstanding that are senior unsecured obligations with fixed annual interest rates. The terms of the notes are discussed more fully in Note 7 to the interim condensed consolidated financial statements. Due to the fixed annual interest rate, these notes do not give rise to financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the notes at face value less an unamortized discount on our interim condensed consolidated balance sheet, and we present the fair value for required disclosure purposes only.

Our exposure to risk for changes in interest rates relates primarily to any borrowings under our 2022 Credit Agreement, which has a variable rate of interest. As of March 31, 2024, we had no outstanding borrowings under the 2022 Credit Agreement.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than functional currencies result in gains and losses that are reflected in our interim condensed consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our interim condensed consolidated statements of income within other expense, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the three months ended March 31, 2024. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of March 31, 2024 and December 31, 2023, no customer had an accounts receivable balance of 10% or more of our accounts receivable. We believe that at March 31, 2024, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

We are party to various litigation matters, governmental proceedings, investigations, claims and disputes that we consider routine and incidental to our business. We do not currently expect the results of any of these matters to have a material effect on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

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

In addition, an increasing proportion of our revenue has been generated by our compute solutions. Our ability to generate revenue in our compute business is dependent on our ability to successfully continue building our compute infrastructure, attract a customer base that has traditionally partnered with more established companies in the compute industry, and develop effective, price competitive and attractive solutions.

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

Additionally, we have offices and employees located in regions that historically have and may again experience periods of political instability, warfare, changes in laws, trade barriers, and economic and trade sanctions. Adverse conditions in these countries have in the past and may in the future affect our operations, including disruptions to our workforce, supply chains, networks, financial systems and other critical infrastructure, which could adversely affect our business, results of operations, financial condition, and cash flows. For example, approximately five percent of our global employees are located in Tel Aviv, Israel and some of our employees have been mobilized as members of the Israeli military reserves. The ongoing war could cause harm to our employees or otherwise impair their ability to work for extended periods of time.

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

We regularly face attempts to gain unauthorized access or deliver malicious software to Akamai Connected Cloud and our internal IT systems, with the goal of stealing proprietary information related to our business, products, employees and customers; disrupting our systems and services or those of our customers or others; or demanding ransom to return control of such systems and services. These attempts take a variety of forms, including Distributed Denial of Service (DDoS) attacks, infrastructure attacks, botnets, malicious file uploads, application abuse, credential abuse, social engineering, ransomware, bugs, viruses, worms and malicious software programs. Additionally, the use of artificial intelligence by bad actors has heightened the sophistication and effectiveness of these types of attacks. There have in the past and could in the future be attempts to infiltrate our systems through our supply chain and contractors. Malicious actors are known to attempt to fraudulently induce employees and suppliers to disclose sensitive information through illegal electronic spamming, phishing or other tactics. Other parties may attempt to gain unauthorized physical access to our facilities in order to infiltrate our internal-use information systems. Furthermore, nation state and hacktivist attacks against us or our customers may intensify during periods of heightened geopolitical tensions or armed conflict, such as the ongoing war in Ukraine and the Israel-Hamas War. We may not be able to anticipate the techniques used in such attacks, as they change frequently and may not be recognized until launched. While we have, from time to time, experienced threats to and breaches of our and our third-party vendors' data and systems, to date , to our knowledge, cyber threats and other attacks have not resulted in any material adverse effect to our business or operations, but such threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them.

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

Any actual, alleged or perceived breach of network security in our systems or networks, or any other actual, alleged or perceived compromise of data security incident we, our customers or our third-party suppliers suffer, can result in damage to our reputation; negative publicity; loss of channel partners, customers and sales; loss of revenue; loss of competitive advantages; increased costs to remedy any problems and otherwise respond to any incident; regulatory investigations and enforcement actions and fines; costly litigation; and other liabilities.

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

We rolled out our FlexBase program in May 2022, which allows the more than 95% of our workforce designated as flexible to choose to work from an Akamai office, their home office or a combination of both. This program could, among other things, negatively impact employee morale and productivity, inhibit our ability to effectively train new employees and impede our ability to support customers at the levels they expect. In addition, certain security systems in homes or other remote workplaces may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Members of our workforce who access company data and systems remotely may not have access to technology that is as robust as that in our offices, which could cause the networks, information systems, applications and other tools available to those remote workers to be more limited or less reliable than in our offices. We may also be exposed to risks associated with the locations of remote workers, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. If we are unable to effectively maintain a hybrid workforce, manage the cybersecurity and other risks of remote work, and maintain our corporate culture and workforce morale, our business could be harmed or otherwise negatively impacted.

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

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, or changes in tax laws, regulations or accounting principles, as well as certain discrete items such as equity-related compensation. The Organisation for Economic Co-operation and Development (“OECD”) and participating OECD member countries continue to work toward the enactment of a 15% global minimum corporate tax rate for large multinational enterprise groups, also known as "Pillar Two". Many of the participating countries have enacted legislation that is effective beginning in 2024, while other countries continue to work on defining the underlying rules and administrative procedures. Although the enacted and effective legislation is applicable to us beginning January 1, 2024, and increased our effective income tax rate, the increase did not have a material impact on our overall results of operations or cash flows. We will continue to monitor and evaluate the impacts of the developing legislation. We have recorded certain tax reserves to address potential exposures involving our income tax and indirect tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different jurisdictions. We are currently subject to tax audits in various jurisdictions. If the ultimate outcome of any tax audits are adverse to us, our reserves may not be adequate to cover our total actual liability, and we would need to take a financial charge. Although we believe our estimates, our reserves and the positions we have taken in all jurisdictions are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

We have customer contracts with the U.S. government, as well as international, state and local governments and their respective agencies and we may in the future increase sales to government entities. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Such government entities often have the right to terminate these contracts at any time, without cause. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending and demand and payment for our services may be impacted by public sector budgetary cycles and funding authorizations. These factors may combine to potentially limit the revenue we derive from government contracts in the future. Additionally, government contracts generally have requirements that are more complex than those found in commercial enterprise agreements and therefore are more costly to comply with. Such contracts are also subject to audits and investigations that could result in civil and criminal penalties and administrative sanctions, including contract termination, fee refunds, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

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

U.S. and international laws and regulations that apply to the internet related to, among other things, content liability, security requirements, law enforcement access to information, critical infrastructure, net neutrality, so-called "fair share" or internet content taxes, international data transfer restrictions, sanctions, export controls and restrictions on social media or other content could pose risks to our revenues, intellectual property and customer relationships as well as increase expenses or create other disadvantages to our business. Section 230 of the U.S. Communications Decency Act, often referred to as Section 230, gives websites that host user-generated content broad protection from legal liability for content posted on their sites. Proposals to repeal or amend Section 230 could expose us to greater legal liability in the conduct of our business. Our Acceptable Use

Policy prohibits customers from using our network to deliver illegal or inappropriate content; if customers violate that policy, we may nonetheless face reputational damage, enforcement actions or lawsuits related to their content. Regulations have been enacted or proposed in a number of countries that limit the delivery of certain types of content into those countries. Enactment and expansion of such laws and regulations would negatively impact our revenues. For example, restrictions were adopted in India in 2020 prohibiting access to identified Chinese applications which caused a reduction in revenue to us. In addition, in April 2024, the U.S. government passed legislation that may prohibit access to a Chinese application beginning as soon as the first quarter of 2025. Traffic in the U.S. from this application in 2023 constituted less than 1.5% of our revenue, however should the restrictions become effective, our revenue would be negatively impacted. In addition, due to geopolitical considerations or otherwise, the owner of this application could decide to limit even more of its business with U.S. providers like Akamai, including even in circumstances where the legislation is successfully challenged in court or does not take effect. Further, such laws and regulations could cause internet service providers, or others, to block our products in order to enforce content-blocking efforts. In addition, efforts to block a single product or domain name may end up blocking a number of other products or domain names in an overbroad manner that could affect our business. In addition to regulations related to content, enactment and expansion of laws related to the use of artificial intelligence and machine learning in our operations and increased regulation of cloud services providers also could increase costs of doing business, subject us to potential liability or regulatory risk and introduce other disadvantages to our business, including brand or reputational harm. Interpretations of laws or regulations that would subject us to regulatory enforcement actions, supervision or, in the alternative, require us to exit a line of business or a country, could lead to the loss of significant revenues and have a negative impact on the quality of our solutions. Engineering efforts to build new capabilities to facilitate compliance with law enforcement access requirements, content access restrictions or other regulations could require us to take on substantial expenses and divert engineering resources from other projects. These circumstances could harm our profitability.

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

As of the date of this report, we had total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2025, total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2027 and total principal amount of $1,265 million of convertible senior notes outstanding due in 2029. We also entered into a credit facility in November 2022 that provides for an initial $500.0 million revolving credit facility, and under specified circumstances, the credit facility can be increased to up to $1 billion in aggregate principal amount. As of March 31, 2024, there were no outstanding borrowings under the credit facility. Our ability to repay any amounts we borrow under our credit facility, refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the applicable indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through future borrowing under the credit facility or the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. If we do not have sufficient cash upon conversion of the notes or to repurchase the notes following a fundamental change, we would be in default under the terms of the notes, which could seriously harm our business. Although the terms of our credit facility include certain financial ratios that potentially limit our future indebtedness, the terms of the notes do not. If we incur significantly more debt, this could intensify the risks described above. In addition, if we are unable to obtain financing to fund additional capital expenditures, acquisitions, and general corporate and other purposes on reasonable terms, or at all, then our business, operations and financial condition may be harmed.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As previously disclosed in our Form 10-K for the year ended December 31, 2022, we identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2022 related to income taxes. Although this material weakness has been remediated, there can be no assurance that we will not identify additional material weaknesses in internal controls in the future or that the measures we may take to remediate any such future control deficiencies will be effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the first quarter of 2024 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (4)
January 1, 2024 – January 31, 2024	—	$—	—	$537,944
February 1, 2024 – February 29, 2024	346,023	108.85	346,023	500,279
March 1, 2024 – March 31, 2024	796,589	110.20	796,589	412,495
Total	1,142,612	$109.79	1,142,612

(1)Information is based on settlement dates of repurchase transactions.
(2)Consists of shares of our common stock, par value $0.01 per share.
(3)Includes commissions paid, but excludes any estimated excise taxes payable on share repurchases.
(4)Effective January 2022, our board of directors authorized a $1.8 billion share repurchase program through December 2024. In May 2024, our board of directors authorized a new $2.0 billion share repurchase program, effective May 2024 through June 2027, which is incremental to amounts remaining under the January 2022 authorization.

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased or Sold
Robert Blumofe (Executive Vice President and Chief Technology Officer)	Adoption (03/10/2024)	Rule 10b5-1 trading arrangement	Sales	Until March 11, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 23,219 shares of common stock
Kimberly Salem-Jackson (Chief Marketing Officer)	Adoption (02/20/2024)	Rule 10b5-1 trading arrangement	Sales	Until November 29, 2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 12,275 shares of common stock
William R. Wagner (Director)	Adoption (02/26/2024)	Rule 10b5-1 trading arrangement	Sales	Until November 27, 2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 3,000 shares of common stock

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.INS)

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

May 9, 2024	By:	/s/ Edward McGowan
Edward McGowan
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)