Form 10-Q
period 2024-06-30
AKAMAI TECHNOLOGIES INC
filed 2024-08-08
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of August 5, 2024: 151,525,770

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data) (unaudited)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$448,042	$489,468
Marketable securities	1,189,232	374,971
Accounts receivable, net of reserves of $2,928 and $3,469 at June 30, 2024, and December 31, 2023, respectively	699,258	724,302
Prepaid expenses and other current assets	233,928	216,114
Total current assets	2,570,460	1,804,855
Marketable securities	276,943	1,431,354
Property and equipment, net	1,911,012	1,825,944
Operating lease right-of-use assets	988,521	908,634
Acquired intangible assets, net	632,984	536,143
Goodwill	3,146,397	2,850,470
Deferred income tax assets	428,235	418,297
Other assets	132,980	124,340
Total assets	$10,087,532	$9,900,037

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(in thousands, except share data) (unaudited)	June 30, 2024	December 31, 2023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$124,507	$146,927
Accrued expenses	283,862	352,181
Deferred revenue	139,934	107,544
Convertible senior notes	1,147,826	—
Operating lease liabilities	242,223	222,944
Other current liabilities	7,524	6,442
Total current liabilities	1,945,876	836,038
Deferred revenue	28,526	23,006
Deferred income tax liabilities	26,442	24,622
Convertible senior notes	2,394,187	3,538,229
Operating lease liabilities	831,264	774,806
Other liabilities	106,561	106,181
Total liabilities	5,332,856	5,302,882
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 154,411,275 shares issued and 151,913,207 shares outstanding at June 30, 2024, and 151,232,908 shares issued and outstanding at December 31, 2023	1,544	1,512
Additional paid-in capital	2,368,225	2,222,993
Accumulated other comprehensive loss	(136,921)	(95,330)
Treasury stock, at cost, 2,498,068 shares at June 30, 2024, and no shares at December 31, 2023	(253,258)	—
Retained earnings	2,775,086	2,467,980
Total stockholders’ equity	4,754,676	4,597,155
Total liabilities and stockholders’ equity	$10,087,532	$9,900,037

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data) (unaudited)	2024	2023	2024	2023
Revenue	$979,580	$935,721	$1,966,550	$1,851,419
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	402,888	373,275	797,631	734,591
Research and development	113,352	99,041	230,284	190,904
Sales and marketing	139,039	136,554	273,609	265,661
General and administrative	153,854	151,811	306,284	297,950
Amortization of acquired intangible assets	21,076	15,898	42,099	31,810
Restructuring charge	1,385	9,357	1,929	54,080
Total costs and operating expenses	831,594	785,936	1,651,836	1,574,996
Income from operations	147,986	149,785	314,714	276,423
Interest and marketable securities income, net	26,628	4,509	54,469	9,801
Interest expense	(6,829)	(3,157)	(13,647)	(5,838)
Other expense, net	(949)	(1,130)	(438)	(3,493)
Income before provision for income taxes	166,836	150,007	355,098	276,893
Provision for income taxes	(35,148)	(21,191)	(47,992)	(50,971)
Net income	$131,688	$128,816	$307,106	$225,922
Net income per share:
Basic	$0.86	$0.85	$2.02	$1.47
Diluted	$0.86	$0.84	$1.97	$1.46
Shares used in per share calculations:
Basic	152,265	152,064	151,946	153,850
Diluted	153,588	153,454	155,527	154,795

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands) (unaudited)	2024	2023	2024	2023
Net income	$131,688	$128,816	$307,106	$225,922
Other comprehensive (loss) gain:
Foreign currency translation adjustments	(18,898)	(1,076)	(35,345)	10,646
Change in unrealized (loss) gain on investments, net of income tax benefit (expense) of $464, $(732), $2,026 and $(3,131) for the three and six months ended June 30, 2024 and 2023, respectively	(1,430)	2,273	(6,246)	9,722
Other comprehensive (loss) gain	(20,328)	1,197	(41,591)	20,368
Comprehensive income	$111,360	$130,013	$265,515	$246,290

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(in thousands) (unaudited)	2024	2023
Cash flows from operating activities:
Net income	$307,106	$225,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	314,732	274,582
Stock-based compensation	191,726	149,327
Provision for deferred income taxes	3,479	409
Amortization of debt issuance costs	3,342	2,196
Loss (gain) on investments	66	(201)
Other non-cash reconciling items, net	3,958	38,654
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	16,802	(22,778)
Prepaid expenses and other current assets	(24,763)	(18,097)
Accounts payable and accrued expenses	(47,426)	(83,785)
Deferred revenue	22,697	37,051
Other current liabilities	980	16,145
Other non-current assets and liabilities	(9,858)	(19,615)
Net cash provided by operating activities	782,841	599,810
Cash flows from investing activities:
Cash paid for business acquisitions, net of cash acquired	(434,066)	(106,326)
Cash paid for asset acquisition	(4,796)	—
Purchases of property and equipment	(184,745)	(254,005)
Capitalization of internal-use software development costs	(152,546)	(144,529)
Purchases of short- and long-term marketable securities	(186,122)	(134,821)
Proceeds from sales of short- and long-term marketable securities	307,614	200,568
Proceeds from maturities and redemptions of short- and long-term marketable securities	211,861	91,637
Other, net	4,535	(20,766)
Net cash used in investing activities	(438,265)	(368,242)

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Six Months Ended June 30,
(in thousands) (unaudited)	2024	2023
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	90,000
Repayment of borrowings under revolving credit facility	—	(70,000)
Proceeds related to the issuance of common stock under stock plans	28,266	31,331
Employee taxes paid related to net share settlement of stock awards	(141,247)	(39,606)
Repurchases of common stock	(253,258)	(485,958)
Other, net	(10,187)	(256)
Net cash used in financing activities	(376,426)	(474,489)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(9,306)	(710)
Net decrease in cash, cash equivalents and restricted cash	(41,156)	(243,631)
Cash, cash equivalents and restricted cash at beginning of period	490,470	543,022
Cash, cash equivalents and restricted cash at end of period	$449,314	$299,391

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds received of $5,033 and $691 for the six months ended June 30, 2024 and 2023, respectively	$87,375	$100,017
Cash paid for interest expense	10,145	3,349
Cash paid for operating lease liabilities	136,628	113,698
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	206,460	196,338
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	46,837	104,215
Capitalization of stock-based compensation	53,989	36,505

Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$448,042	$298,612
Restricted cash	1,272	779
Cash, cash equivalents and restricted cash	$449,314	$299,391

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended June 30, 2024
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2024	152,411,363	$1,536	$2,230,875	$(116,593)	$(125,449)	$2,643,398	$4,633,767
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	487,380	4	(15,066)				(15,062)
Issuance of common stock under employee stock purchase plan	369,920	4	28,365				28,369
Stock-based compensation			124,051				124,051
Repurchases of common stock	(1,355,456)				(127,809)		(127,809)
Net income						131,688	131,688
Foreign currency translation adjustment				(18,898)			(18,898)
Change in unrealized loss on investments, net of tax				(1,430)			(1,430)
Balance at June 30, 2024	151,913,207	$1,544	$2,368,225	$(136,921)	$(253,258)	$2,775,086	$4,754,676

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Three Months Ended June 30, 2023
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2023	152,743,828	$1,573	$2,625,244	$(121,161)	$(351,772)	$2,017,457	$4,171,341
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	283,464	3	(9,909)				(9,906)
Issuance of common stock under employee stock purchase plan	399,395	4	31,265				31,269
Stock-based compensation			105,081				105,081
Repurchases of common stock	(1,635,826)				(138,631)		(138,631)
Net income						128,816	128,816
Foreign currency translation adjustment				(1,076)			(1,076)
Change in unrealized gain on investments, net of tax				2,273			2,273
Balance at June 30, 2023	151,790,861	$1,580	$2,751,681	$(119,964)	$(490,403)	$2,146,273	$4,289,167

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Six Months Ended June 30, 2024
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2024	151,232,908	$1,512	$2,222,993	$(95,330)	$—	$2,467,980	$4,597,155
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	2,808,447	28	(142,086)				(142,058)
Issuance of common stock under employee stock purchase plan	369,920	4	28,365				28,369
Stock-based compensation			258,953				258,953
Repurchases of common stock	(2,498,068)				(253,258)		(253,258)
Net income						307,106	307,106
Foreign currency translation adjustment				(35,345)			(35,345)
Change in unrealized loss on investments, net of tax				(6,246)			(6,246)
Balance at June 30, 2024	151,913,207	$1,544	$2,368,225	$(136,921)	$(253,258)	$2,775,086	$4,754,676

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Six Months Ended June 30, 2023
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2023	156,494,816	$1,565	$2,578,603	$(140,332)	$—	$1,920,351	$4,360,187
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,088,017	11	(41,253)				(41,242)
Issuance of common stock under employee stock purchase plan	399,395	4	31,265				31,269
Stock-based compensation			183,066				183,066
Repurchases of common stock	(6,191,367)				(490,403)		(490,403)
Net income						225,922	225,922
Foreign currency translation adjustment				10,646			10,646
Change in unrealized gain on investments, net of tax				9,722			9,722
Balance at June 30, 2023	151,790,861	$1,580	$2,751,681	$(119,964)	$(490,403)	$2,146,273	$4,289,167

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides solutions to power and protect life online. Its massively distributed edge and cloud platform, or Akamai Connected Cloud, comprises more than 4,100 edge points-of-presence in over 700 cities and approximately 130 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company is currently organized and operates as one operating and reportable segment.

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

In November 2023, the FASB issued guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense and application of all segment disclosure requirements to entities with a single reportable segment. This guidance will be effective for the Company's annual period ending December 31, 2024 and interim periods beginning on January 1, 2025 and is to be applied retrospectively. The Company is in the process of evaluating the significant expenses of its single segment and determining the appropriate enhanced disclosures.

2. Fair Value Measurements

Available-for-sale marketable securities held as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of June 30, 2024
Time deposits	$6,257	$—	$—	$6,257	$6,257	$—
Commercial paper	4,397	—	(11)	4,386	4,386	—
Corporate bonds	1,099,180	21	(3,829)	1,095,372	895,764	199,608
U.S. government agency obligations	330,268	29	(776)	329,521	275,162	54,359
	$1,440,102	$50	$(4,616)	$1,435,536	$1,181,569	$253,967

As of December 31, 2023
Time deposits	$14,426	$—	$—	$14,426	$14,426	$—
Commercial paper	6,249	—	(5)	6,244	6,244	—
Corporate bonds	1,328,980	6,429	(4,201)	1,331,208	276,975	1,054,233
U.S. government agency obligations	428,157	2,462	(979)	429,640	74,369	355,271
	$1,777,812	$8,891	$(5,185)	$1,781,518	$372,014	$1,409,504

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

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the interim condensed consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest and marketable securities income, net in the interim condensed consolidated statements of income. As of June 30, 2024, the Company held investments in corporate bonds and U.S. government agency obligations with a fair value of $179.6 million, which are classified as available-for-sale marketable securities and have been in a continuous unrealized loss position for more than 12 months. The unrealized losses related to these securities were $1.4 million and are included in accumulated other comprehensive loss as of June 30, 2024. The unrealized losses are attributable to changes in interest rates. Based on the evaluation of available evidence, the Company does not believe any unrealized losses represent other than temporary impairments.

The fair value measurements within the fair value hierarchy of the Company’s financial assets as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
As of June 30, 2024
Cash Equivalents and Marketable Securities:
Money market funds	$45,047	$45,047	$—
Time deposits	52,585	—	52,585
Commercial paper	4,386	—	4,386
Corporate bonds	1,095,372	—	1,095,372
U.S. government agency obligations	329,521	—	329,521
Mutual funds	25,081	25,081	—
	$1,551,992	$70,128	$1,481,864

As of December 31, 2023
Cash Equivalents and Marketable Securities:
Money market funds	$177,240	$177,240	$—
Time deposits	39,670	—	39,670
Commercial paper	6,244	—	6,244
Corporate bonds	1,331,208	—	1,331,208
U.S. government agency obligations	429,640	—	429,640
Mutual funds	22,942	22,942	—
	$2,006,944	$200,182	$1,806,762

As of June 30, 2024 and December 31, 2023, the fair value of the Company's financial assets were determined utilizing a Level 1 or Level 2 valuation. Level 1 valuations are based upon the market prices for such investments that are readily available in active markets and Level 2 valuations are based upon the available quoted prices for similar assets in active markets (or identical assets in an inactive market). The Company did not have any transfers of assets or liabilities between Level 1 or Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2024.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
Due in 1 year or less	$1,181,569	$372,014
Due after 1 year through 5 years	253,967	1,409,504
	$1,435,536	$1,781,518

3. Accounts Receivable

Net accounts receivable consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Trade accounts receivable	$499,108	$516,175
Unbilled accounts receivable	203,078	211,596
Gross accounts receivable	702,186	727,771
Allowances for current expected credit losses and other reserves	(2,928)	(3,469)
Accounts receivable, net	$699,258	$724,302

A summary of activity in the accounts receivable allowance for current expected credit losses and other reserves for the six months ended June 30, 2024 and 2023 was as follows (in thousands):

	June 30, 2024	June 30, 2023
Beginning balance	$3,469	$5,917
Charges to income from operations	2,867	6,152
Collections from customers previously reserved and other	(3,408)	(4,031)
Ending balance	$2,928	$8,038

Charges to income from operations primarily represents charges to provision for doubtful accounts for increases in the allowance for current expected credit losses.

4. Incremental Costs to Obtain a Contract with a Customer

Deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
Deferred costs included in prepaid expenses and other current assets	$53,349	$44,383
Deferred costs included in other assets	44,740	42,738
Total deferred costs	$98,089	$87,121

Information related to incremental costs to obtain a contract with a customer for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Amortization expense related to deferred costs	$15,374	$12,210	$29,737	$24,385
Incremental costs capitalized	23,364	17,381	42,706	29,798

Amortization expense related to deferred costs is primarily included in sales and marketing expense in the interim condensed consolidated statements of income.

5. Acquisitions

Business acquisition costs during the three and six months ended June 30, 2024 were $2.2 million and $2.4 million, respectively, and are included in general and administrative expense in the interim condensed consolidated statements of income. Pro forma results of operations for the acquisition completed during the six months ended June 30, 2024 have not been presented because the effects of the acquisition were not material to the Company's consolidated financial results. Revenue and earnings of the acquired company since the date of the acquisition are included in the Company's interim condensed consolidated statements of income and are not presented separately because they are not material.

Noname Security

In June 2024, the Company acquired all the outstanding equity interests of Noname Gate Ltd. ("Noname Security") for $452.3 million in cash, subject to post-closing adjustments. Noname Security is intended to expand the Company’s existing API Security offering by providing more flexible deployment options, extensive vendor integrations and enhanced attack analysis. The Company believes this acquisition will accelerate its ability to meet increasing customer and market demand. As of June 30, 2024, the purchase price allocation is preliminary, pending finalization of the fair value of the intangible assets acquired, certain income tax matters and net working capital.

The preliminary allocation of the purchase price for Noname Security and fair values the assets acquired and liabilities assumed were as follows (in thousands):

Total purchase consideration	$452,319

Allocation of the purchase consideration:
Cash	$18,253
Accounts receivable	6,189
Prepaid expenses and other current assets	2,849
Identifiable intangible assets	137,800
Deferred income tax assets	9,328
Total assets acquired	174,419
Accounts payable	(2,194)
Accrued expenses	(3,524)
Deferred revenue	(18,592)
Total liabilities assumed	(24,310)
Identifiable net assets acquired	150,109
Goodwill	302,210
Total purchase price allocation	$452,319

The value of the goodwill can be attributed to a number of business factors, including a trained technical and sales workforce, and revenue and cost synergies expected to be realized. The Company expects that most of the goodwill related to the acquisition of Noname Security will be deductible for tax purposes as a result of post-acquisition transactions.

Identified intangible assets acquired and their respective estimated useful lives were as follows (in thousands, except years):

	Gross Carrying Amount	Estimated Useful Life (in years)
Completed technologies	$132,300	10.5
Customer-related intangible assets	4,800	10.5
Trademarks	700	2.5
Total	$137,800

The Company applied the multi-period excess earnings method to estimate the fair values of the completed technologies and customer-related acquired intangible assets, and the relief-from-royalty method to estimate the fair values of the trademarks. The total weighted average amortization period for the intangible assets acquired from Noname Security is 10.5 years. The intangible assets are amortized using a method that approximates their economic benefit over their estimated useful lives.

6. Acquired Intangible Assets and Goodwill

Acquired intangible assets that are subject to amortization consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$491,236	$(211,150)	$280,086	$354,539	$(196,572)	$157,967
Customer-related intangible assets	616,055	(297,725)	318,330	616,267	(273,758)	342,509
Trademarks and trade names	15,334	(9,747)	5,587	14,659	(9,117)	5,542
Acquired license rights	34,810	(5,829)	28,981	34,810	(4,685)	30,125
Total	$1,157,435	$(524,451)	$632,984	$1,020,275	$(484,132)	$536,143

Based on the Company’s acquired intangible assets as of June 30, 2024, aggregate expense related to amortization of acquired intangible assets is expected to be $43.1 million for the remainder of 2024, and $82.7 million, $84.1 million, $79.3 million and $74.2 million for 2025, 2026, 2027 and 2028, respectively.

The changes in the carrying amount of goodwill for the six months ended June 30, 2024 were as follows (in thousands):

Balance as of January 1, 2024	$2,850,470
Acquisition of Noname Security	302,210
Measurement period adjustments related to acquisitions completed in prior years	18
Foreign currency translation	(6,301)
Balance as of June 30, 2024	$3,146,397

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

Components and Fair Value of the Notes

The Notes consisted of the following components as of June 30, 2024 and December 31, 2023 (in thousands):

	2029 Notes	2027 Notes	2025 Notes	Total
As of June 30, 2024
Principal	$1,265,000	$1,150,000	$1,150,000	$3,565,000
Less: issuance costs, net of amortization	(14,921)	(5,892)	(2,174)	(22,987)
Net carrying amount	$1,250,079	$1,144,108	$1,147,826	$3,542,013

Estimated fair value (1)	$1,197,462	$1,113,534	$1,198,151	$3,509,147

As of December 31, 2023
Principal	$1,265,000	$1,150,000	$1,150,000	$3,565,000
Less: issuance costs, net of amortization	(16,478)	(6,831)	(3,462)	(26,771)
Net carrying amount	$1,248,522	$1,143,169	$1,146,538	$3,538,229

Estimated fair value (1)	$1,376,915	$1,289,219	$1,467,274	$4,133,408

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

The 2022 Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. As of June 30, 2024, the Company was in compliance with all covenants. The negative covenants include restrictions on subsidiary indebtedness, liens and fundamental changes. These covenants are subject to a number of important exceptions and qualifications. The principal financial covenant requires a maximum consolidated leverage ratio. There were no outstanding borrowings under the 2022 Credit Agreement as of June 30, 2024.

Interest Expense

The Notes bear interest at fixed rates that are payable semi-annually in arrears on their respective interest payment dates each year. Interest expense, together with ongoing commitment fees under the terms of the Company's credit agreements, included in the interim condensed consolidated statements of income for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of debt issuance costs	$1,949	$1,167	$3,895	$2,333
Coupon interest payable on 2029 Notes	3,558	—	7,116	—
Coupon interest payable on 2027 Notes	1,078	1,078	2,156	2,156
Coupon interest payable on 2025 Notes	359	359	718	718
Interest payable and commitment fees under the 2022 credit agreement	174	622	315	768
Capitalization of interest expense	(289)	(69)	(553)	(137)
Total interest expense	$6,829	$3,157	$13,647	$5,838

8. Restructuring

During the first quarter of 2023, management committed to an action to restructure certain parts of the Company to enable it to prioritize investments in the fastest growing areas of the business. As a result, certain headcount reductions were necessary. The Company has incurred $20.7 million of restructuring charges related to this action, of which $20.5 million was incurred during the six months ended June 30, 2023. There were no material charges incurred during the six months ended June 30, 2024, and the Company does not expect to incur material additional charges related to this action.

The Company launched its FlexBase program in May 2022, which is a flexible workspace arrangement that allows employees to choose to work from their home office, a Company office or a combination of both, which is a significant change to the way employees worked prior to the program. The Company began to identify certain facilities that were no longer needed in the fourth quarter of 2021. As a result, impairments of right-of-use assets and leasehold improvements were recognized. The Company has incurred $36.8 million of restructuring charges related to this action, of which $0.9 million and $6.8 million were incurred during the three months ended June 30, 2024 and 2023, respectively, and $1.7 million and $25.4 million were incurred during the six months ended June 30, 2024 and 2023, respectively. The Company does not expect to incur material additional charges related to this action.

The Company also recognizes restructuring charges for redundant employees, facilities and contracts associated with completed acquisitions.

9. Stockholders’ Equity

Share Repurchase Program

Effective January 2022, the board of directors of the Company authorized a $1.8 billion share repurchase program through December 2024, of which $284.7 million remains available for repurchase as of June 30, 2024. In May 2024, the board of directors authorized a new $2.0 billion share repurchase program, effective May 2024 through June 2027, all of which remains available for repurchase as of June 30, 2024. The Company's goals for the share repurchase programs are to offset the dilution created by its employee equity compensation programs over time and provide the flexibility to return capital to shareholders as business and market conditions warrant, while still preserving its ability to pursue other strategic opportunities.

During the three and six months ended June 30, 2024, the Company repurchased 1.4 million and 2.5 million shares of its common stock, respectively, for $127.8 million and $253.3 million, respectively.

Stock-Based Compensation

Components of total stock-based compensation included in the Company’s interim condensed consolidated statements of income for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$15,864	$11,339	$28,482	$20,668
Research and development	36,951	32,258	74,996	54,102
Sales and marketing	18,976	17,723	37,787	31,268
General and administrative	26,675	26,124	50,461	43,289
Total stock-based compensation	98,466	87,444	191,726	149,327
Provision for income taxes	(21,741)	(18,808)	(62,081)	(30,221)
Total stock-based compensation, net of income taxes	$76,725	$68,636	$129,645	$119,106

In addition to the amounts of stock-based compensation reported in the table above, the Company’s interim condensed consolidated statements of income also include stock-based compensation reflected as a component of amortization primarily consisting of capitalized internal-use software; the additional stock-based compensation was $10.3 million and $20.3 million for the three and six months ended June 30, 2024, respectively, before taxes, and $7.9 million and $15.4 million for the three and six months ended June 30, 2023, respectively, before taxes.

10. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the six months ended June 30, 2024 were as follows (in thousands):

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Investments	Total
Balance as of January 1, 2024	$(98,035)	$2,705	$(95,330)
Other comprehensive loss	(35,345)	(6,246)	(41,591)
Balance as of June 30, 2024	$(133,380)	$(3,541)	$(136,921)

Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the six months ended June 30, 2024.

11. Revenue from Contracts with Customers

The Company sells its services through a sales force located both domestically and internationally. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. Revenue by geography included in the Company’s interim condensed consolidated statements of income for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
U.S.	$508,696	$480,062	$1,021,043	$953,895
International	470,884	455,659	945,507	897,524
Total revenue	$979,580	$935,721	$1,966,550	$1,851,419

The Company reports its revenue in three solution categories: security, delivery and compute. Security includes solutions that are designed to protect business online by keeping infrastructure, websites, applications and users safe. Delivery includes solutions that are designed to enable business online, including media delivery and web performance. Compute includes cloud computing, edge applications, cloud optimization and storage. Revenue by solution category included in the Company’s interim condensed consolidated statements of income for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Security	$498,708	$432,946	$989,389	$838,498
Delivery	329,399	379,698	681,157	774,082
Compute	151,473	123,077	296,004	238,839
Total revenue	$979,580	$935,721	$1,966,550	$1,851,419

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

During the six months ended June 30, 2024 and 2023, the Company recognized $84.8 million and $82.1 million of revenue that was included in deferred revenue as of December 31, 2023 and 2022, respectively.

As of June 30, 2024, the aggregate amount of remaining performance obligations from contracts with customers was $3.4 billion. The Company expects to recognize approximately 65% of its remaining performance obligations as revenue over the next 12 months and approximately 30% over the next two to three years, with the remaining thereafter. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration, such as usage-based contracts with no committed contract, as well as anticipated renewed contracts. Revenue recognized during the six months ended June 30, 2024 and 2023, related to performance obligations satisfied in previous periods was not material.

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

The Company’s effective income tax rate was 13.5% and 18.4% for the six months ended June 30, 2024 and 2023, respectively. The lower effective tax rate for the six months ended June 30, 2024 was primarily due to an increase in the excess tax benefit related to stock-based compensation, a decrease in tax on global intangible low-taxed income and a decrease in the valuation allowance recorded against state and foreign credits. These amounts were partially offset by a decrease in foreign income taxed at lower rates and the impact of the enactment of a 15% global minimum corporate income tax that the Organisation for Economic Co-operation and Development ("OECD") and OECD member countries have begun implementing and which impacted the Company beginning January 1, 2024.

For the six months ended June 30, 2024, the effective income tax rate was lower than the federal statutory tax rate due to the excess tax benefit related to stock-based compensation, foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by non-deductible stock-based compensation and the 15% global minimum corporate income tax.

For the six months ended June 30, 2023, the effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by tax on global intangible low-taxed income, non-deductible stock-based compensation and a shortfall related to stock-based compensation.

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

The components used in the computation of basic and diluted net income per share for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$131,688	$128,816	$307,106	$225,922
Denominator:
Shares used for basic net income per share	152,265	152,064	151,946	153,850
Effect of dilutive securities:
Stock awards	1,124	1,390	2,425	945
Convertible senior notes	199	—	1,156	—
Warrants related to issuance of convertible senior notes	—	—	—	—
Shares used for diluted net income per share	153,588	153,454	155,527	154,795
Basic net income per share	$0.86	$0.85	$2.02	$1.47
Diluted net income per share	$0.86	$0.84	$1.97	$1.46

For the three and six months ended June 30, 2024 and 2023, certain potential outstanding shares from service-based stock awards and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain market- and performance-based stock awards were excluded from the computation of diluted net income per share because the underlying market and performance conditions for such stock awards had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Service-based stock awards	3,269	2,159	3,715	5,013
Market- and performance-based stock awards	1,315	1,270	1,321	1,425
Warrants related to issuance of convertible senior notes	32,006	21,991	32,006	21,991
Total shares excluded from computation	36,590	25,420	37,042	28,429

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

Revenue

We primarily derive revenue from the sale of services to customers pursuant to contracts having terms of one year or longer, which allows us to have a consistent and predictable base level of revenue. Services included in our contracts consist of security solutions, the delivery of content, applications and software over the internet, cloud computing solutions and professional services. In addition to a base level of revenue, we are also dependent on our ability to increase our product offerings and to cross-sell additional services to our new and existing customers, particularly for our security and compute solutions portfolios. Our revenue is also impacted by customer renewals, the rate of adoption and timing of customer offerings, variability of one-time events, usage of cloud computing services and the amount of traffic we serve on our network. Geopolitical, economic and other developments that impact our customers' businesses can also impact our ability to attract new customers or continue to cross-sell additional services to existing customers. Over the longer term, our ability to expand our product portfolio and to effectively manage the prices we charge for our solutions are key factors impacting our revenue growth.

We have observed the following trends related to our revenue in recent years:

•Increased sales of our security solutions, led by application security solutions and segmentation solutions from our acquisition of Guardicore Ltd., and increased sales of our compute solutions, attributable to our acquisition of Linode Limited Liability Company ("Linode") and enhanced services on our compute platform, have made a significant contribution to revenue growth. Our security and compute solutions represented almost two-thirds of our total revenue during the first half of 2024. We plan to continue to invest in these areas with a focus on further advancing our product portfolios and sales capabilities.

•Traffic on our network continues to grow as compared to prior years, but we, and the content delivery industry more broadly, are seeing growth at a more moderate pace than we've experienced in the past. We and our customers have been managing through a time of global economic and geopolitical headwinds and uncertainty. In particular, a large social media customer has taken steps to lower costs and reduce reliance on U.S. providers by optimizing its platform, including using a “do-it-yourself” component, which has reduced traffic on our network and negatively impacted our delivery revenue. If our customers increase their reliance on “do-it-yourself” solutions, it may negatively impact traffic on our network and delivery revenue.

•The prices paid by some of our delivery and security customers have declined in recent years due to competition and contract renewals, which negatively impacts our revenue growth rates. We have been able to mitigate some of the negative impacts to our revenue growth rates by upselling incremental solutions to our existing delivery and security customers. We continue to take steps upon contract renewals to optimize how we charge certain high-volume traffic delivery customers, including charging a premium for higher-cost destinations and continuing to maintain alignment between customer traffic volumes and unit pricing.

•Revenue from our international operations continues to grow, particularly from new customer acquisition and cross-selling of incremental solutions. Because we publicly report in U.S. dollars our reported revenue results are negatively impacted when the dollar strengthens and benefit when the dollar weakens.

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

Expenses

Our level of profitability is impacted by our expenses, including direct costs to support our revenue such as bandwidth and co-location costs, which includes energy to power our network. We have observed the following trends related to our profitability in recent years:

•Co-location costs are a significant portion of our cost of revenue. As we continue to build out our new compute locations to provide us with the ability to scale our platform, we have entered into, and expect to continue to enter into, longer term leases that include certain financial commitments in order to achieve more favorable unit economics. The costs of the financial commitments are expensed ratably over the lease term, and, as a result, in some cases, we are incurring costs in advance of these compute locations being fully utilized. We continue to improve our internal-use software and remain disciplined in managing our hardware deployments, which enables us to use servers more efficiently. We expect to continue to scale our network in the future, which we believe will allow us to effectively manage our co-location costs to maintain or improve current levels of profitability.

•Network bandwidth costs are also a significant portion of our cost of revenue. Historically, we have been able to mitigate increases in these costs through investment in internal-use software development to improve the performance and efficiency of our network. We will need to continue to effectively manage our bandwidth costs to maintain or improve current levels of profitability.

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

Recent Acquisition

In June 2024, we acquired Noname Gate Ltd. ("Noname Security") for $452.3 million, subject to post-closing adjustments. Noname Security is intended to expand our existing API Security offering by providing more flexible deployment options, extensive vendor integrations and enhanced attack analysis. We believe this acquisition will accelerate our ability to meet increasing customer and market demand. Noname Security has approximately 200 employees. The acquisition is expected add approximately $20.0 million of revenue for 2024 and will be dilutive to our earnings per share through 2024.

Global Economic Conditions

Global macroeconomic and geopolitical conditions continue to impact our customers, as well as our business and revenue growth rates. We, along with our customers, continue to manage through an uncertain period of fluctuating inflation, regulations that may negatively impact business, economic uncertainty, uncertain energy supplies, heightened geopolitical tensions, potential for supply chain disruptions, changes in international tax laws, fluctuations in foreign exchange rates and elevated interest rates. To the extent these macroeconomic conditions continue, we expect that it may adversely affect our business, operations and financial results.

Results of Operations

The following sets forth, as a percentage of revenue, interim condensed consolidated statements of income data for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	41.1	39.9	40.6	39.7
Research and development	11.6	10.6	11.7	10.3
Sales and marketing	14.2	14.6	13.9	14.3
General and administrative	15.7	16.2	15.6	16.1
Amortization of acquired intangible assets	2.2	1.7	2.1	1.7
Restructuring charge	0.1	1.0	0.1	2.9
Total costs and operating expenses	84.9	84.0	84.0	85.1
Income from operations	15.1	16.0	16.0	14.9
Interest and marketable securities income, net	2.7	0.5	2.8	0.5
Interest expense	(0.7)	(0.3)	(0.7)	(0.3)
Other expense, net	(0.1)	(0.1)	—	(0.2)
Income before provision for income taxes	17.0	16.0	18.1	15.0
Provision for income taxes	(3.6)	(2.3)	(2.4)	(2.8)
Net income	13.4%	13.8%	15.6%	12.2%

Revenue

Revenue by solution category during the periods presented was as follows (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	% Change	% Change at Constant Currency	2024	2023	% Change	% Change at Constant Currency
Security	$498,708	$432,946	15.2%	16.5%	$989,389	$838,498	18.0%	18.8%
Delivery	329,399	379,698	(13.2)	(12.3)	681,157	774,082	(12.0)	(11.3)
Compute	151,473	123,077	23.1	23.8	296,004	238,839	23.9	24.5
Total revenue	$979,580	$935,721	4.7%	5.7%	$1,966,550	$1,851,419	6.2%	7.0%

During the three and six months ended June 30, 2024, the increase in our revenue, as compared to the same periods in 2023, was primarily the result of continued growth in sales of our security and compute solutions, partially offset by a decline in revenue from our delivery solutions due to impacts from economic and geopolitical uncertainty our customers are facing.

The increase in security solutions revenue for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was due to growth in sales of key products in our security solutions portfolio, including our segmentation and web application solutions.

The decrease in delivery solutions revenue for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was due to our customers' economic and geopolitical headwinds which resulted in moderation of traffic growth rates and the continued pricing impact of renewals. These headwinds are also causing a large social media customer to increase their focus on cost optimization and "do-it-yourself" solutions, which reduced traffic on our network and had a negative impact on our delivery revenue.

The increase in compute solutions revenue for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was due to growth in sales of compute products, including cloud optimization solutions, to new and existing customers.

Revenue derived in the U.S. and internationally during the periods presented was as follows (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	% Change	% Change at Constant Currency	2024	2023	% Change	% Change at Constant Currency
U.S.	$508,696	$480,062	6.0%	6.0%	$1,021,043	$953,895	7.0%	7.0%
As a percentage of revenue	51.9%	51.3%			51.9%	51.5%
International	470,884	455,659	3.3	5.5	945,507	897,524	5.3	6.9
As a percentage of revenue	48.1%	48.7%			48.1%	48.5%
Total revenue	$979,580	$935,721	4.7%	5.7%	$1,966,550	$1,851,419	6.2%	7.0%

For the three and six months ended June 30, 2024 and 2023, no single country outside the U.S. accounted for 10% or more of revenue during these periods. Changes in foreign currency exchange rates unfavorably impacted our revenue by $9.8 million and $13.6 million during the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Co-location fees	$75,335	$65,094	15.7%	$147,996	$122,013	21.3%
Bandwidth fees	61,259	55,910	9.6	122,431	111,626	9.7
Network build-out and supporting services	46,224	53,453	(13.5)	92,337	107,234	(13.9)
Payroll and related costs	83,149	79,823	4.2	166,637	161,020	3.5
Stock-based compensation, including amortization of prior capitalized amounts	25,486	18,878	35.0	47,385	35,355	34.0
Acquisition-related costs	—	572	(100.0)	—	2,033	(100.0)
Depreciation of network equipment	68,936	55,212	24.9	134,611	107,388	25.4
Amortization of internal-use software	42,499	44,333	(4.1)	86,234	87,922	(1.9)
Total cost of revenue	$402,888	$373,275	7.9%	$797,631	$734,591	8.6%
As a percentage of revenue	41.1%	39.9%		40.6%	39.7%

The increase in cost of revenue for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was primarily due to co-location fees and depreciation of network equipment as a result of investment in Akamai Connected Cloud, particularly as we build out our compute infrastructure to support future growth and scalability, as well as stock-based compensation as a result of the shift in one of our compensation programs from cash-based to stock-based for certain employees in 2024. These increases were partially offset by lower network build-out and supporting services due to a decrease in third-party cloud costs as we have been migrating third-party cloud services onto our own cloud solutions and optimizing third-party cloud spending. Additionally, the increase in stock-based compensation for the six months ended June 30, 2024, as compared to the same period in 2023, was a result of the timing of our performance-based equity award grants.

During the remainder of 2024, we expect our cost of revenue to increase as compared to 2023, in particular our co-location costs and depreciation of network equipment, due to investments in our network to support the continued growth of our compute solutions. We plan to continue to focus our efforts on managing our operating margins, including our bandwidth and network build-out costs. Specifically, we are continuing to migrate third-party cloud services onto Akamai Connected Cloud, which we expect will continue to reduce third-party cloud services costs.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Payroll and related costs	$137,933	$120,542	14.4%	$283,114	$245,175	15.5%
Stock-based compensation	36,951	32,258	14.5	74,996	54,102	38.6
Capitalized salaries and related costs	(68,107)	(59,776)	13.9	(141,018)	(121,531)	16.0
Acquisition-related costs	—	248	(100.0)	—	217	(100.0)
Other expenses	6,575	5,769	14.0	13,192	12,941	1.9
Total research and development	$113,352	$99,041	14.4%	$230,284	$190,904	20.6%
As a percentage of revenue	11.6%	10.6%		11.7%	10.3%

The increase in research and development expenses during the three and six months ended June 30, 2024, as compared to the same periods in 2023, was due to higher payroll and related costs, including stock-based compensation, as a result of headcount growth from our strategic initiatives and prior year annual merit increases, partially offset by increases in capitalized salaries and related costs as we had additional resources focused on development activities related to our platform and solutions.

Additionally, the increase in stock-based compensation for the six months ended June 30, 2024, as compared to the same period in 2023, was a result of the timing of our performance-based equity award grants.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three months ended June 30, 2024 and 2023, we capitalized $25.5 million and $20.1 million, respectively, of stock-based compensation. During the six months ended June 30, 2024 and 2023, we capitalized $50.3 million and $33.3 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, ranging from two to ten years based on the software developed and its expected useful life.

During the remainder of 2024, we expect our research and development costs to increase as compared to 2023, in particular payroll and related costs, in support of our faster growing security and compute solutions. However, we plan to continue to focus our efforts on managing our operating margins.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Payroll and related costs	$94,454	$92,227	2.4%	$193,372	$187,353	3.2%
Stock-based compensation	18,976	17,723	7.1	37,787	31,268	20.8
Marketing programs and related costs	16,122	16,165	(0.3)	26,731	30,005	(10.9)
Acquisition-related costs	—	249	(100.0)	—	884	(100.0)
Other expenses	9,487	10,190	(6.9)	15,719	16,151	(2.7)
Total sales and marketing	$139,039	$136,554	1.8%	$273,609	$265,661	3.0%
As a percentage of revenue	14.2%	14.6%		13.9%	14.3%

The increase in sales and marketing expenses during the three and six months ended June 30, 2024, as compared to the same periods in 2023, was due to higher payroll and related costs as a result of prior year annual merit increases. Additionally, the increase during the six months ended June 30, 2024, as compared to the same period in 2023, was due to stock-based compensation as a result of the timing of our performance-based equity award grants, partially offset by a reduction in marketing programs as a result of the timing of events and advertising spend.

During the remainder of 2024, we expect our sales and marketing expenses to increase as compared to 2023 due to to our continued investment in go-to-market efforts and the sales and marketing personnel added from the Noname Security acquisition. However, we plan to continue to carefully manage costs in an effort to manage our operating margins.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Payroll and related costs	$55,195	$51,817	6.5%	$113,513	$109,507	3.7%
Stock-based compensation	26,675	26,124	2.1	50,461	43,289	16.6
Depreciation and amortization	16,504	16,231	1.7	33,063	32,952	0.3
Facilities-related costs	20,946	22,883	(8.5)	42,496	46,872	(9.3)
Provision for doubtful accounts	760	1,991	(61.8)	2,081	1,908	9.1
Acquisition-related costs	2,179	1,271	71.4	2,351	5,974	(60.6)
Software and related service costs	14,501	13,526	7.2	28,601	27,397	4.4
Other expenses	17,094	17,968	(4.9)	33,718	30,051	12.2
Total general and administrative	$153,854	$151,811	1.3%	$306,284	$297,950	2.8%
As a percentage of revenue	15.7%	16.2%		15.6%	16.1%

The increase in general and administrative expenses during the three and six months ended June 30, 2024, as compared to the same periods in 2023, was due to higher payroll and related costs as a result of prior year merit increases, partially offset by decreased facilities-related costs as we exited certain facilities in connection with our FlexBase program. Additionally, the increase during the six months ended June 30, 2024, as compared to the same period in 2023, was due to stock-based compensation as a result of the timing of our performance-based equity award grants.

During the remainder of 2024, we expect our general and administrative expenses to increase as compared to 2023, to support the operations of the business. However, we plan to continue to control costs in an effort to manage our operating margins.

Amortization of Acquired Intangible Assets

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2024	2023	% Change	2024	2023	% Change
Amortization of acquired intangible assets	$21,076	$15,898	32.6%	$42,099	$31,810	32.3%
As a percentage of revenue	2.2%	1.7%		2.1%	1.7%

The increase in amortization of acquired intangible assets for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was the result of amortization of acquired intangible assets related to our recent acquisitions. Based on acquired intangible assets at June 30, 2024, we expect amortization of acquired intangible assets to be approximately $43.1 million for the remainder of 2024, and $82.7 million, $84.1 million, $79.3 million and $74.2 million for 2025, 2026, 2027 and 2028, respectively.

Restructuring Charge

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2024	2023	% Change	2024	2023	% Change
Restructuring charge	$1,385	$9,357	(85.2)%	$1,929	$54,080	(96.4)%
As a percentage of revenue	0.1%	1.0%		0.1%	2.9%

The restructuring charge for the three and six months ended June 30, 2024 was driven by our FlexBase program as we exited certain facilities that were no longer needed, resulting in impairments of right-of-use-assets and leasehold improvements. We do not expect to incur material additional charges related to this program.

The restructuring charge for the three and six months ended June 30, 2023 was primarily related to impairments of right-of-use assets and leasehold improvements that are no longer needed as a result of our FlexBase program. Additionally, the restructuring charge for the six months ended June 30, 2023 included the result of management's commitment to an action to restructure certain parts of the company to enable the prioritization of investments in the fastest growing areas of the business. The restructuring charge for the action included severance and related expenses for certain headcount reductions. We do not expect to incur material additional charges related to the action.

Non-Operating Income (Expense)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2024	2023	% Change	2024	2023	% Change
Interest and marketable securities income, net	$26,628	$4,509	490.6%	$54,469	$9,801	455.7%
As a percentage of revenue	2.7%	0.5%		2.8%	0.5%
Interest expense	$(6,829)	$(3,157)	116.3%	$(13,647)	$(5,838)	133.8%
As a percentage of revenue	(0.7)%	(0.3)%		(0.7)%	(0.3)%
Other expense, net	$(949)	$(1,130)	(16.0)%	$(438)	$(3,493)	(87.5)%
As a percentage of revenue	(0.1)%	(0.1)%		—%	(0.2)%

Interest and marketable securities income, net consists of interest earned on invested cash and marketable securities balances and income and losses on mutual funds that are associated with our employee non-qualified deferred compensation plan. The increase for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was the result of increased cash, cash equivalents and marketable securities balances as a result of our August 2023 issuance of $1,265.0 million in par value of convertible senior notes due 2029 and higher interest rates, as well as increased gains associated with the non-qualified deferred compensation plan.

Interest expense is related to our debt transactions, which are described in Note 7 to the interim condensed consolidated financial statements. The increase to interest expense for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was primarily due to the August 2023 issuance of $1,265.0 million in par value of convertible senior notes due 2029.

Other expense, net primarily represents net foreign exchange gains and losses mainly due to foreign exchange rate fluctuations on intercompany transactions and other non-operating expense and income items as well as gains and losses on equity investments. Other expense, net may fluctuate in the future based on changes in foreign currency exchange rates or other events.

Provision for Income Taxes

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2024	2023	% Change	2024	2023	% Change
Provision for income taxes	$(35,148)	$(21,191)	65.9%	$(47,992)	$(50,971)	(5.8)%
As a percentage of revenue	(3.6)%	(2.3)%		(2.4)%	(2.8)%
Effective income tax rate	(21.1)%	(14.1)%		(13.5)%	(18.4)%

For the three months ended June 30, 2024, as compared to the same period in 2023, our provision for income taxes increased due to higher profitability, a decrease in foreign income taxed at lower rates and the impact of the enactment of a 15% global minimum corporate income tax that the Organisation for Economic Co-operation and Development ("OECD") and OECD member countries have begun implementing and which was effective for us beginning January 1, 2024. These items were partially offset by an increase in the benefit of U.S. federal, state and foreign research and development credits. For the six months ended June 30, 2024, as compared to the same period in 2023, our provision for income taxes decreased due to an increase in the excess tax benefit related to stock-based compensation, a decrease in the tax on global intangible low-taxed income and a decrease in the valuation allowance recorded against state and foreign credits. These items were partially offset by an increase in profitability and the 15% global minimum corporate income tax.

For the three months ended June 30, 2024, our effective income tax rate was higher than the federal statutory tax rate due to non-deductible stock-based compensation, tax on an intercompany transaction and the 15% global minimum corporate income tax. These amounts were partially offset by foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits. For the six months ended June 30, 2024, our effective income tax rate was lower than the federal statutory tax rate due to the excess tax benefit related to stock-based compensation, foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by non-deductible stock-based compensation and the 15% global minimum corporate income tax.

For the three and six months ended June 30, 2023, our effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by tax on global intangible low-taxed income, non-deductible stock-based compensation and a shortfall related to stock-based compensation.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Income from operations	$147,986	$149,785	$314,714	$276,423
Amortization of acquired intangible assets	21,076	15,898	42,099	31,810
Stock-based compensation	98,466	87,444	191,726	149,327
Amortization of capitalized stock-based compensation and capitalized interest expense	10,434	8,217	20,557	16,130
Restructuring charge	1,385	9,357	1,929	54,080
Acquisition-related costs	2,179	2,340	2,351	9,108
Non-GAAP income from operations	$281,526	$273,041	$573,376	$536,878

GAAP operating margin	15.1%	16.0%	16.0%	14.9%
Non-GAAP operating margin	28.7%	29.2%	29.2%	29.0%

The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$131,688	$128,816	$307,106	$225,922
Amortization of acquired intangible assets	21,076	15,898	42,099	31,810
Stock-based compensation	98,466	87,444	191,726	149,327
Amortization of capitalized stock-based compensation and capitalized interest expense	10,434	8,217	20,557	16,130
Restructuring charge	1,385	9,357	1,929	54,080
Acquisition-related costs	2,179	2,340	2,351	9,108
Amortization of debt issuance costs	1,660	1,098	3,342	2,196
Loss (gain) on investments	66	(27)	66	(201)
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(24,306)	(25,152)	(71,033)	(42,067)
Non-GAAP net income	$242,648	$227,991	$498,143	$446,305

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
GAAP net income per diluted share	$0.86	$0.84	$1.97	$1.46
Amortization of acquired intangible assets	0.14	0.10	0.27	0.21
Stock-based compensation	0.64	0.57	1.23	0.96
Amortization of capitalized stock-based compensation and capitalized interest expense	0.07	0.05	0.13	0.10
Restructuring charge	0.01	0.06	0.01	0.35
Acquisition-related costs	0.01	0.02	0.02	0.06
Amortization of debt issuance costs	0.01	0.01	0.02	0.01
Loss (gain) on investments	—	—	—	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.16)	(0.16)	(0.46)	(0.27)
Adjustment for shares (1)	—	—	0.03	—
Non-GAAP net income per diluted share (2)	$1.58	$1.49	$3.23	$2.88

Shares used in GAAP per diluted share calculations	153,588	153,454	155,527	154,795
Impact of benefit from note hedge transactions (1)	(199)	—	(1,157)	—
Shares used in non-GAAP per diluted share calculations (1)	153,389	153,454	154,370	154,795

(1) Shares used in non-GAAP per diluted share calculations have been adjusted for the three and six months ended June 30, 2024, for the benefit of our note hedge transactions. During these periods, our average stock price was in excess of $95.10, which is the initial conversion price of our convertible senior notes due in 2025. See further definition below.
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

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$131,688	$128,816	$307,106	$225,922
Interest and marketable securities income, net	(26,628)	(4,509)	(54,469)	(9,801)
Provision for income taxes	35,148	21,191	47,992	50,971
Depreciation and amortization	127,326	115,208	252,663	227,095
Amortization of capitalized stock-based compensation and capitalized interest expense	10,434	8,217	20,557	16,130
Amortization of acquired intangible assets	21,076	15,898	42,099	31,810
Stock-based compensation	98,466	87,444	191,726	149,327
Restructuring charge	1,385	9,357	1,929	54,080
Acquisition-related costs	2,179	2,340	2,351	9,108
Interest expense	6,829	3,157	13,647	5,838
Loss (gain) on investments	66	(27)	66	(201)
Other expense, net	883	1,157	372	3,694
Adjusted EBITDA	$408,852	$388,249	$826,039	$763,973

Net income margin	13.4%	13.8%	15.6%	12.2%
Adjusted EBITDA margin	41.7%	41.5%	42.0%	41.3%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of June 30, 2024, our cash, cash equivalents and marketable securities, which primarily consisted of corporate bonds, U.S. government agency obligations, time deposits and money market funds, totaled $1.9 billion. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy is also designed to limit the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of June 30, 2024, we had cash and cash equivalents of $319.6 million held in accounts outside the U.S. The U.S. Tax Cuts and Jobs Act establishes a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact. As a result, our liquidity is not expected to be materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Six Months Ended June 30,
(in thousands)	2024	2023
Net income	$307,106	$225,922
Non-cash reconciling items included in net income	517,303	464,967
Changes in operating assets and liabilities	(41,568)	(91,079)
Net cash provided by operating activities	$782,841	$599,810

The increase in cash provided by operating activities for the six months ended June 30, 2024, as compared to the same period in 2023, was due to increased profitability, timing of collections from customers and the shift in our performance-based compensation program from cash-based to stock-based.

Cash Used in Investing Activities

	For the Six Months Ended June 30,
(in thousands)	2024	2023
Cash paid for business acquisitions, net of cash acquired	$(434,066)	$(106,326)
Cash paid for asset acquisition	(4,796)	—
Purchases of property and equipment and capitalization of internal-use software development costs	(337,291)	(398,534)
Net marketable securities activity	333,353	157,384
Other, net	4,535	(20,766)
Net cash used in investing activities	$(438,265)	$(368,242)

The increase in cash used in investing activities during the six months ended June 30, 2024, as compared to the same period in 2023, was driven by cash paid for the acquisition of Noname Security, partially offset by an increase in cash proceeds from net marketable securities activity to fund the acquisition and a reduction of purchases of property and equipment related to our compute infrastructure build-out during the first half of 2023.

Net Cash Used in Financing Activities

	For the Six Months Ended June 30,
(in thousands)	2024	2023
Net revolving credit facility activity	$—	$20,000
Activity related to stock-based compensation	(112,981)	(8,275)
Repurchases of common stock	(253,258)	(485,958)
Other, net	(10,187)	(256)
Net cash used in financing activities	$(376,426)	$(474,489)

The decrease in cash used in financing activities during the six months ended June 30, 2024, as compared to the same period in 2023, was due to a decrease in repurchases of our common stock as part of our share repurchase program, partially offset by increased employee taxes paid related to vesting of stock awards driven by the shift in our performance-based compensation program from cash-based to stock-based and the increase in stock price.

Our board of directors authorized a share repurchase program that is effective from January 2022 through December 2024. In May 2024, our board of directors authorized a new $2.0 billion share repurchase program, effective May 2024 through June 2027. During the six months ended June 30, 2024, we repurchased 2.5 million shares of common stock at a weighted average price of $101.38 per share for an aggregate of $253.3 million. As of June 30, 2024, $2.3 billion remained available for future share repurchases under the authorization programs. Our goals for the share repurchase programs are to offset the dilution created by our employee equity compensation programs over time and provide the flexibility to return capital to stockholders as business and market conditions warrant, while still preserving our ability to pursue other strategic opportunities. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

Convertible Senior Notes

As of June 30, 2024, we had $3,565.0 million of convertible senior notes outstanding that are senior unsecured obligations and bear interest payable semi-annually in arrears. These notes mature between May 2025 and February 2029. The terms of the notes and hedge and warrant transactions are discussed more fully in Note 7 to the interim condensed consolidated financial statements.

Revolving Credit Facility

In November 2022, we entered into a $500.0 million, five-year revolving credit agreement ("2022 Credit Agreement"). The 2022 Credit Agreement allows us to borrow up to $500.0 million at various interest rates and contains customary representations and warranties, affirmative and negative covenants and events of default. As of June 30, 2024, we were in compliance with all covenants. There were no outstanding borrowings under the 2022 Credit Agreement as of June 30, 2024. The terms of the revolving credit agreements are discussed more fully in Note 7 to the interim condensed consolidated financial statements.

Operating Leases

We have entered into operating leases for real estate assets related to office space and co-location assets related to space or racks at co-location facilities and related equipment for our servers and other networking equipment. As of June 30, 2024, there have been no significant changes in our obligations under these operating lease arrangements from those reported on Form 10-K for the year ended December 31, 2023, other than normal period-to-period variations, particularly as we execute on our expansion plans for our compute solutions.

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

Liquidity Outlook

Based on our present business plan, we expect our current cash, cash equivalents and marketable securities balances and our forecasted cash flows from operations to be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating costs, include our expected capital expenditures, investments in information technology, potential strategic acquisitions, anticipated share repurchases, lease and purchase commitments, settlements of other liabilities and repayment of our $1,150.0 million convertible senior notes due in May 2025. We intend to repay these notes using a portion of the net proceeds from our $1,265.0 million convertible senior notes due in 2029.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, stockholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third-party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 13 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2023 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the six months ended June 30, 2024 was determined to be immaterial.

As of June 30, 2024, we did not have any additional material off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    Our portfolio of cash equivalents and short- and long-term investments is maintained in a variety of securities, including money market funds, time deposits, commercial paper, corporate bonds, U.S. government agency obligations and mutual funds. The majority of our investments are classified as available-for-sale securities and carried at fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes. If market interest rates were to increase by 100 basis points from June 30, 2024 levels, the fair value of our available-for-sale portfolio would decline by approximately $12.6 million.

As of June 30, 2024, we had $3,565.0 million in aggregate principal amount of convertible senior notes outstanding that are senior unsecured obligations with fixed annual interest rates. The terms of the notes are discussed more fully in Note 7 to the interim condensed consolidated financial statements. Due to the fixed annual interest rate, these notes do not give rise to financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the notes at face value less an unamortized discount on our interim condensed consolidated balance sheet, and we present the fair value for required disclosure purposes only.

Our exposure to risk for changes in interest rates relates primarily to any borrowings under our 2022 Credit Agreement, which has a variable rate of interest. As of June 30, 2024, we had no outstanding borrowings under the 2022 Credit Agreement.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than functional currencies result in gains and losses that are reflected in our interim condensed consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our interim condensed consolidated statements of income within other expense, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the six months ended June 30, 2024. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of June 30, 2024 and December 31, 2023, no customer had an accounts receivable balance of 10% or more of our accounts receivable. We believe that at June 30, 2024, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Revenue we generate from our delivery solutions is impacted by pricing pressure due to competition and fluctuations in content traffic as a result of, among other factors, changes in the popularity of our customers' content including video delivery and gaming, and economic pressures on our customers that can cause them to take steps to optimize their platforms, including through "do-it-yourself", or DIY, initiatives. For example, revenue from our delivery solutions increased significantly in 2020 due in large part to greater consumption of online media and games during the onset of the COVID-19 pandemic and the associated stay-at-home orders across the globe. However, as these orders were lifted and more return-to-work policies were adopted, our revenue from delivery solutions declined. In addition, a large social media company has recently taken steps to lower costs and reduce reliance on U.S. providers, including a DIY component, which has reduced traffic on our network and negatively impacted delivery revenue in the first half of 2024. We have continued to experience revenue declines in our delivery solutions and expect this trend to continue in the near future.

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

We operate globally and as a result, our business, revenues and profitability are impacted by global macroeconomic conditions. The success of our activities is affected by general economic and market conditions, including, among others, inflation, interest rates, tax rates, economic uncertainty, political instability, warfare, changes in laws, trade barriers, the actual or perceived failure or financial difficulties of financial institutions, reduced consumer confidence and spending and economic and trade sanctions. For example, approximately 1% of our 2021 revenue had been generated from traffic into Russia, Belarus and Ukraine, and we experienced a decline in revenue in 2022 and 2023 related to the war in Ukraine due to a decrease in traffic in these countries. Global economic and geopolitical conditions can impact our customers, causing them to take cost-savings measures that can include optimization and "do-it-yourself", or DIY, initiatives, which can impact our revenues. For example, a large social media company has recently taken steps to lower costs and reduce reliance on U.S. providers by optimizing its platform, including a DIY component, which has reduced traffic on our network and negatively impacted our delivery revenue in the first half of 2024. In addition, due to changes in international tax laws, we expect our effective income tax rate will increase in 2024. The U.S. capital markets have experienced and may continue to experience extreme volatility and disruption in the recent past. Furthermore, inflation rates in the U.S. have recently increased to levels not seen in decades. Such economic volatility has in the past and could in the future adversely affect our business, financial condition, results of operations and cash flows and future market disruptions could negatively impact us. For example, these unfavorable economic conditions could increase our operating costs, which could negatively impact our profitability. Geopolitical destabilization and warfare have impacted and could continue to impact global currency exchange rates, resources from our suppliers, and our ability to operate or grow our business. In addition, we have recently experienced rising energy costs in areas in which we operate, particularly in Europe.

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

To operate and grow our network, we are dependent in part upon transmission capacity provided by third-party telecommunications network providers, the availability of co-location facilities to house our servers and equipment to support our operations. We may be unable to purchase the bandwidth and space we need from these providers due to limitations on their resources, increasing energy costs or other reasons outside of our control. In particular, following our acquisition of Linode, our efforts to increase the size and scale of our compute solutions have required and may continue to require procuring significant additional space in co-location facilities. Inability to access facilities where we would like to install servers, or perform maintenance on existing servers for any reason impedes our ability to expand or maintain capacity. As a result, there can be no assurance that we are adequately prepared for unexpected increases in capacity demands by our customers. Failure to put in place the capacity we require to operate our business effectively could result in a reduction in, or disruption of, service to our customers and ultimately a loss of those customers.

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

If current and potential large customers shift to DIY internal solutions for content and application delivery or security protection, our business will be negatively impacted.

We are reliant on some of our larger customers to direct traffic to our network for a significant part of our revenues. At times, some of our customers have determined that it is better for them to employ a “do-it-yourself” or “DIY” strategy by putting in place equipment, software and other technology solutions for content and application delivery and security protection within their internal systems instead of using our solutions for some or all of their needs. As the amount of money a customer spends with us increases, the risk that they will seek alternative solutions such as DIY or a multi-vendor policy likewise increases. While the number of customers implementing a DIY strategy had been decreasing, current global economic and geopolitical conditions may cause customers to increase their focus on DIY solutions, which could negatively impact traffic on our network, and, as a result, our revenue. For example, a large social media customer has recently taken steps to lower costs and reduce reliance on U.S. providers by optimizing its platform, including using a DIY component, which has reduced traffic on our network and negatively impacted our delivery revenue in the first half of 2024. If our customers increase their use of DIY solutions or if multiple additional large customers shift to this model, traffic on our network and our contracted revenue commitments could decrease more significantly, which could negatively impact our business, profitability, financial condition, results of operations and cash flows.

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

We utilize third-party technology software, services, and other technology to operate critical functions of our business, including the integration of certain of these technologies into our network, products and services. If these software, services, or other technology become unavailable, malfunction or contain vulnerabilities, our expenses could increase and our ability to operate our network, provide our products, and our results of operations could be impaired until equivalent software, technology, or services are purchased or developed or any identified vulnerabilities or malfunctioning are remedied. If we are unable to procure the necessary third-party technology we may need to acquire or develop alternative technology, or we may have to resort to utilizing alternative technology of lower quality. This could limit and delay our ability to offer new or competitive products and increase our costs of production. As a result, our business could be significantly harmed. In addition, the use of third-party technology may expose us to third-party claims of intellectual property infringement which could cause us to incur significant costs in defense or alternative sourcing.

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

As of the date of this report, we had total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2025, total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2027 and total principal amount of $1,265 million of convertible senior notes outstanding due in 2029. We also entered into a credit facility in November 2022 that provides for an initial $500.0 million revolving credit facility, and under specified circumstances, the credit facility can be increased to up to $1 billion in aggregate principal amount. As of June 30, 2024, there were no outstanding borrowings under the credit facility. Our ability to repay any amounts we borrow under our credit facility, refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the applicable indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through future borrowing under the credit facility or the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. If we do not have sufficient cash upon conversion of the notes or to repurchase the notes following a fundamental change, we would be in default under the terms of the notes, which could seriously harm our business. Although the terms of our credit facility include certain financial ratios that potentially limit our future indebtedness, the terms of the notes do not. If we incur significantly more debt, this could intensify the risks described above. In addition, if we are unable to obtain financing to fund additional capital expenditures, acquisitions, and general corporate and other purposes on reasonable terms, or at all, then our business, operations and financial condition may be harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the second quarter of 2024 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (4)
April 1, 2024 – April 30, 2024	160,969	$104.31	160,969	$395,705
May 1, 2024 – May 31, 2024	746,020	94.99	746,020	2,324,840
June 1, 2024 – June 30, 2024	448,467	89.54	448,467	2,284,686
Total	1,355,456	$94.29	1,355,456

(1)Information is based on settlement dates of repurchase transactions.
(2)Consists of shares of our common stock, par value $0.01 per share.
(3)Includes commissions paid, but excludes any estimated excise taxes payable on share repurchases.
(4)Effective January 2022, our board of directors authorized a $1.8 billion share repurchase program through December 2024. In May 2024, our board of directors authorized a new $2.0 billion share repurchase program, effective May 2024 through June 2027, which is in addition to amounts remaining under the January 2022 program.

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased or Sold
Paul Joseph (Executive Vice President, Global Sales and Services)	Adoption (05/19/2024)	Rule 10b5-1 trading arrangement	Sales	Until March 18, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 16,000 shares of common stock

Item 6. Exhibits

Exhibit 3.1
Amended and Restated Certificate of Incorporation of Akamai Technologies, Inc. (incorporated by reference to the Registrant's Form 8-K (File No. 000-27275) filed with the Securities and Exchange Commission on May 16, 2024

Exhibit 10.1
Akamai Technologies, Inc. Second Amended and Restated 2013 Stock Incentive Plan, as amended (incorporate by reference to the Registrant's Form 8-K (File No. 000-27275) filed with the Securities and Exchange Commission on May 16, 2024

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

August 8, 2024	By:	/s/ Edward McGowan
Edward McGowan
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)