Form 10-Q
period 2024-09-30
AKAMAI TECHNOLOGIES INC
filed 2024-11-08
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 4, 2024: 150,226,986

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data) (unaudited)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$569,749	$489,468
Marketable securities	1,129,456	374,971
Accounts receivable, net of reserves of $3,820 and $3,469 at September 30, 2024, and December 31, 2023, respectively	696,493	724,302
Prepaid expenses and other current assets	238,732	216,114
Total current assets	2,634,430	1,804,855
Marketable securities	279,411	1,431,354
Property and equipment, net	1,948,799	1,825,944
Operating lease right-of-use assets	1,006,132	908,634
Acquired intangible assets, net	586,247	536,143
Goodwill	3,154,351	2,850,470
Deferred income tax assets	431,318	418,297
Other assets	149,769	124,340
Total assets	$10,190,457	$9,900,037

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(in thousands, except share data) (unaudited)	September 30, 2024	December 31, 2023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,629	$146,927
Accrued expenses	288,619	352,181
Deferred revenue	138,929	107,544
Convertible senior notes	1,148,471	—
Operating lease liabilities	251,596	222,944
Other current liabilities	48,779	6,442
Total current liabilities	1,983,023	836,038
Deferred revenue	24,316	23,006
Deferred income tax liabilities	27,387	24,622
Convertible senior notes	2,395,439	3,538,229
Operating lease liabilities	854,740	774,806
Other liabilities	111,414	106,181
Total liabilities	5,396,319	5,302,882
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 154,827,272 shares issued and 150,624,544 shares outstanding at September 30, 2024, and 151,232,908 shares issued and outstanding at December 31, 2023	1,548	1,512
Additional paid-in capital	2,479,552	2,222,993
Accumulated other comprehensive loss	(100,436)	(95,330)
Treasury stock, at cost, 4,202,728 shares at September 30, 2024, and no shares at December 31, 2023	(419,519)	—
Retained earnings	2,832,993	2,467,980
Total stockholders’ equity	4,794,138	4,597,155
Total liabilities and stockholders’ equity	$10,190,457	$9,900,037

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data) (unaudited)	2024	2023	2024	2023
Revenue	$1,004,679	$965,484	$2,971,229	$2,816,903
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	408,806	383,075	1,206,437	1,117,666
Research and development	120,347	105,942	350,631	296,846
Sales and marketing	138,551	132,309	412,160	397,970
General and administrative	159,957	147,326	466,241	445,276
Amortization of acquired intangible assets	24,368	18,108	66,467	49,918
Restructuring charge	82,013	2,595	83,942	56,675
Total costs and operating expenses	934,042	789,355	2,585,878	2,364,351
Income from operations	70,637	176,129	385,351	452,552
Interest and marketable securities income, net	23,065	11,412	77,534	21,213
Interest expense	(6,735)	(4,987)	(20,382)	(10,825)
Other expense, net	(13,161)	(3,161)	(13,599)	(6,654)
Income before provision for income taxes	73,806	179,393	428,904	456,286
Provision for income taxes	(15,899)	(20,326)	(63,891)	(71,297)
Gain from equity method investment	—	1,475	—	1,475
Net income	$57,907	$160,542	$365,013	$386,464
Net income per share:
Basic	$0.38	$1.06	$2.40	$2.53
Diluted	$0.38	$1.04	$2.36	$2.50
Shares used in per share calculations:
Basic	151,435	151,359	151,776	153,020
Diluted	153,240	154,976	154,765	154,855

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands) (unaudited)	2024	2023	2024	2023
Net income	$57,907	$160,542	$365,013	$386,464
Other comprehensive gain (loss):
Foreign currency translation adjustments	28,475	(20,250)	(6,870)	(9,604)
Change in unrealized gain on investments, net of income tax expense of $2,598, $883, $572 and $4,014 for the three and nine months ended September 30, 2024 and 2023, respectively	8,010	2,742	1,764	12,464
Other comprehensive gain (loss)	36,485	(17,508)	(5,106)	2,860
Comprehensive income	$94,392	$143,034	$359,907	$389,324

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(in thousands) (unaudited)	2024	2023
Cash flows from operating activities:
Net income	$365,013	$386,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	480,461	423,142
Stock-based compensation	294,333	236,344
Provision (benefit) for deferred income taxes	938	(9,763)
Amortization of debt issuance costs	4,933	3,600
Other non-cash reconciling items, net	45,757	44,891
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	28,092	(46,262)
Prepaid expenses and other current assets	(25,480)	(16,103)
Accounts payable and accrued expenses	(79,191)	(60,170)
Deferred revenue	13,978	24,146
Other current liabilities	42,350	2,290
Other non-current assets and liabilities	4,199	(29,333)
Net cash provided by operating activities	1,175,383	959,246
Cash flows from investing activities:
Cash paid for business acquisitions, net of cash acquired	(434,066)	(106,171)
Cash paid for asset acquisition	(4,862)	(36,348)
Purchases of property and equipment	(297,548)	(387,505)
Capitalization of internal-use software development costs	(224,860)	(208,648)
Purchases of short- and long-term marketable securities	(201,641)	(1,184,837)
Proceeds from sales of short- and long-term marketable securities	307,701	200,894
Proceeds from maturities and redemptions of short- and long-term marketable securities	296,623	197,641
Other, net	4,160	(7,431)
Net cash used in investing activities	(554,493)	(1,532,405)

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Nine Months Ended September 30,
(in thousands) (unaudited)	2024	2023
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	90,000
Repayment of borrowings under revolving credit facility	—	(90,000)
Proceeds from the issuance of convertible senior notes, net of issuance costs	—	1,247,388
Proceeds from the issuance of warrants related to convertible senior notes	—	90,195
Purchase of note hedge related to convertible senior notes	—	(236,555)
Proceeds related to the issuance of common stock under stock plans	47,708	49,553
Employee taxes paid related to net share settlement of stock awards	(157,115)	(50,910)
Repurchases of common stock	(419,097)	(599,155)
Other, net	(10,291)	(360)
Net cash (used in) provided by financing activities	(538,795)	500,156
Effects of exchange rate changes on cash, cash equivalents and restricted cash	188	(7,729)
Net increase (decrease) in cash, cash equivalents and restricted cash	82,283	(80,732)
Cash, cash equivalents and restricted cash at beginning of period	490,470	543,022
Cash, cash equivalents and restricted cash at end of period	$572,753	$462,290

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds received of $5,499 and $7,462 for the nine months ended September 30, 2024 and 2023, respectively	$111,430	$109,820
Cash paid for interest expense	19,556	5,610
Cash paid for operating lease liabilities	213,459	187,888
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	285,494	252,961
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	35,660	56,345
Capitalization of stock-based compensation	81,636	60,325

Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$569,749	$459,907
Restricted cash	3,004	2,383
Cash, cash equivalents and restricted cash	$572,753	$462,290

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended September 30, 2024
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2024	151,913,207	$1,544	$2,368,225	$(136,921)	$(253,258)	$2,775,086	$4,754,676
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	415,997	4	(15,656)				(15,652)
Stock-based compensation			126,983				126,983
Repurchases of common stock	(1,704,660)				(166,261)		(166,261)
Net income						57,907	57,907
Foreign currency translation adjustment				28,475			28,475
Change in unrealized gain on investments, net of tax				8,010			8,010
Balance at September 30, 2024	150,624,544	$1,548	$2,479,552	$(100,436)	$(419,519)	$2,832,993	$4,794,138

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Three Months Ended September 30, 2023
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2023	151,790,861	$1,580	$2,751,681	$(119,964)	$(490,403)	$2,146,273	$4,289,167
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	279,776	3	(11,463)				(11,460)
Stock-based compensation			105,424				105,424
Issuance of warrants related to convertible senior notes			90,195				90,195
Purchase of note hedge related to convertible senior notes, net of deferred taxes of $57,628			(178,927)				(178,927)
Repurchases of common stock	(1,114,788)				(113,229)		(113,229)
Net income						160,542	160,542
Foreign currency translation adjustment				(20,250)			(20,250)
Change in unrealized gain on investments, net of tax				2,742			2,742
Balance at September 30, 2023	150,955,849	$1,583	$2,756,910	$(137,472)	$(603,632)	$2,306,815	$4,324,204

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Nine Months Ended September 30, 2024
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2024	151,232,908	$1,512	$2,222,993	$(95,330)	$—	$2,467,980	$4,597,155
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	3,224,444	32	(157,742)				(157,710)
Issuance of common stock under employee stock purchase plan	369,920	4	28,365				28,369
Stock-based compensation			385,936				385,936
Repurchases of common stock	(4,202,728)				(419,519)		(419,519)
Net income						365,013	365,013
Foreign currency translation adjustment				(6,870)			(6,870)
Change in unrealized gain on investments, net of tax				1,764			1,764
Balance at September 30, 2024	150,624,544	$1,548	$2,479,552	$(100,436)	$(419,519)	$2,832,993	$4,794,138

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Nine Months Ended September 30, 2023
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2023	156,494,816	$1,565	$2,578,603	$(140,332)	$—	$1,920,351	$4,360,187
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,367,793	14	(52,716)				(52,702)
Issuance of common stock under employee stock purchase plan	399,395	4	31,265				31,269
Stock-based compensation			288,490				288,490
Issuance of warrants related to convertible senior notes			90,195				90,195
Purchase of note hedge related to convertible senior notes, net of deferred taxes of $57,628			(178,927)				(178,927)
Repurchases of common stock	(7,306,155)				(603,632)		(603,632)
Net income						386,464	386,464
Foreign currency translation adjustment				(9,604)			(9,604)
Change in unrealized gain on investments, net of tax				12,464			12,464
Balance at September 30, 2023	150,955,849	$1,583	$2,756,910	$(137,472)	$(603,632)	$2,306,815	$4,324,204

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) provides solutions to power and protect business online. Its massively distributed edge and cloud platform, or Akamai Connected Cloud, comprises more than 4,200 edge points-of-presence in over 700 cities and approximately 130 countries. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company is currently organized and operates as one operating and reportable segment.

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

Revision of Previously Issued Financial Statements

The interim condensed consolidated statement of cash flows for the nine months ended September 30, 2023, has been revised to correct an overstatement of $384.9 million included in purchases of short- and long-term marketable securities and proceeds from maturities and redemptions of short- and long-term marketable securities which should have been excluded from these amounts because they are cash equivalents. Management determined that the overstatement was not material to the Company's prior financial statements. The revision had no net impact on the Company's cash flows from operating, investing or financing activities for the nine months ended September 30, 2023. The change also had no impact on the condensed consolidated balance sheet as of September 30, 2023 and the condensed consolidated statements of income, condensed consolidated statements of comprehensive income or condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2023.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued guidance to enhance income statement disclosures through additional disclosures of specified information about certain costs and expenses. This guidance will be effective for the Company's annual period ending December 31, 2027 and interim periods beginning on January 1, 2028, and is to be applied prospectively with the option to adopt retrospectively. The Company is evaluating the impact the update will have on its disclosures.

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

In November 2023, the FASB issued guidance to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expense and application of all segment disclosure requirements to entities with a single reportable segment. This guidance will be effective for the Company's annual period ending December 31, 2024 and interim periods beginning on January 1, 2025 and is to be applied retrospectively. The Company has completed a preliminary assessment of significant expenses of its single segment and does not anticipate an impact on its consolidated financial statements other than for the additional required disclosures.

2. Fair Value Measurements

Available-for-sale marketable securities held as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of September 30, 2024
Time deposits	$12,881	$—	$—	$12,881	$12,881	$—
Commercial paper	4,453	1	—	4,454	4,454	—
Corporate bonds	1,028,585	4,735	(73)	1,033,247	833,613	199,634
U.S. government agency obligations	323,064	1,440	(60)	324,444	268,970	55,474
	$1,368,983	$6,176	$(133)	$1,375,026	$1,119,918	$255,108

As of December 31, 2023
Time deposits	$14,426	$—	$—	$14,426	$14,426	$—
Commercial paper	6,249	—	(5)	6,244	6,244	—
Corporate bonds	1,328,980	6,429	(4,201)	1,331,208	276,975	1,054,233
U.S. government agency obligations	428,157	2,462	(979)	429,640	74,369	355,271
	$1,777,812	$8,891	$(5,185)	$1,781,518	$372,014	$1,409,504

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

Unrealized gains and unrealized temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the interim condensed consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest and marketable securities income, net in the interim condensed consolidated statements of income. As of September 30, 2024, the Company held investments in corporate bonds and U.S. government agency obligations with a fair value of $86.0 million, which are classified as available-for-sale marketable securities and have been in a continuous unrealized loss position for more than 12 months. The unrealized losses related to these securities were insignificant and are included in accumulated other comprehensive loss as of September 30, 2024. The unrealized losses are attributable to changes in interest rates. Based on the evaluation of available evidence, the Company does not believe any unrealized losses represent other than temporary impairments.

The fair value measurements within the fair value hierarchy of the Company’s financial assets as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
As of September 30, 2024
Cash Equivalents and Marketable Securities:
Money market funds	$146,898	$146,898	$—
Time deposits	58,800	—	58,800
Commercial paper	4,454	—	4,454
Corporate bonds	1,033,247	—	1,033,247
U.S. government agency obligations	324,444	—	324,444
Mutual funds	26,739	26,739	—
	$1,594,582	$173,637	$1,420,945

As of December 31, 2023
Cash Equivalents and Marketable Securities:
Money market funds	$177,240	$177,240	$—
Time deposits	39,670	—	39,670
Commercial paper	6,244	—	6,244
Corporate bonds	1,331,208	—	1,331,208
U.S. government agency obligations	429,640	—	429,640
Mutual funds	22,942	22,942	—
	$2,006,944	$200,182	$1,806,762

As of September 30, 2024 and December 31, 2023, the fair value of the Company's financial assets were determined utilizing a Level 1 or Level 2 valuation. Level 1 valuations are based upon the market prices for such investments that are readily available in active markets and Level 2 valuations are based upon the available quoted prices for similar assets in active markets (or identical assets in an inactive market). The Company did not have any transfers of assets or liabilities between Level 1 or Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2024.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
Due in 1 year or less	$1,119,918	$372,014
Due after 1 year through 5 years	255,108	1,409,504
	$1,375,026	$1,781,518

3. Accounts Receivable

Net accounts receivable consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Trade accounts receivable	$492,539	$516,175
Unbilled accounts receivable	207,774	211,596
Gross accounts receivable	700,313	727,771
Allowances for current expected credit losses and other reserves	(3,820)	(3,469)
Accounts receivable, net	$696,493	$724,302

A summary of activity in the accounts receivable allowance for current expected credit losses and other reserves for the nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	September 30, 2024	September 30, 2023
Beginning balance	$3,469	$5,917
Charges to income from operations	4,832	10,209
Collections from customers previously reserved and other	(4,481)	(10,039)
Ending balance	$3,820	$6,087

Charges to income from operations primarily represents charges to provision for doubtful accounts for increases in the allowance for current expected credit losses.

4. Incremental Costs to Obtain a Contract with a Customer

Deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
Deferred costs included in prepaid expenses and other current assets	$61,272	$44,383
Deferred costs included in other assets	49,772	42,738
Total deferred costs	$111,044	$87,121

Information related to incremental costs to obtain a contract with a customer for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization expense related to deferred costs	$17,179	$12,840	$46,916	$37,225
Incremental costs capitalized	27,962	15,650	70,668	45,448

Amortization expense related to deferred costs is primarily included in sales and marketing expense in the interim condensed consolidated statements of income.

5. Acquisitions

Business acquisition-related costs during the three and nine months ended September 30, 2024 were $5.0 million and $7.4 million, respectively, and are included in general and administrative expense in the interim condensed consolidated statements of income. Pro forma results of operations for the acquisition completed during the nine months ended September 30, 2024 have not been presented because the effects of the acquisition were not material to the Company's consolidated financial results. Revenue and earnings of the acquired company since the date of the acquisition are included in the Company's interim condensed consolidated statements of income but are not presented separately because they are not material.

Noname Security

In June 2024, the Company acquired all the outstanding equity interests of Noname Gate Ltd. ("Noname Security") for $452.3 million in cash, subject to post-closing adjustments. Noname Security is intended to expand the Company’s existing API Security offering by providing more flexible deployment options, extensive vendor integrations and enhanced attack analysis. The Company believes this acquisition will accelerate its ability to meet increasing customer and market demand. As of September 30, 2024, the purchase price allocation is preliminary, pending finalization of net working capital and certain income tax matters.

The preliminary allocation of the purchase price for Noname Security and fair values of the assets acquired and liabilities assumed were as follows (in thousands):

Total purchase consideration	$452,319

Allocation of the purchase consideration:
Cash	$18,253
Accounts receivable	5,984
Prepaid expenses and other current assets	2,919
Identifiable intangible assets	137,800
Deferred income tax assets	10,908
Total assets acquired	175,864
Accounts payable	(2,074)
Accrued expenses	(5,217)
Deferred revenue	(19,451)
Total liabilities assumed	(26,742)
Identifiable net assets acquired	149,122
Goodwill	303,197
Total purchase price allocation	$452,319

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

6. Acquired Intangible Assets and Goodwill

Acquired intangible assets that are subject to amortization consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$464,874	$(214,054)	$250,820	$354,539	$(196,572)	$157,967
Customer-related intangible assets	603,393	(301,524)	301,869	616,267	(273,758)	342,509
Trademarks and trade names	15,342	(10,193)	5,149	14,659	(9,117)	5,542
Acquired license rights	34,810	(6,401)	28,409	34,810	(4,685)	30,125
Total	$1,118,419	$(532,172)	$586,247	$1,020,275	$(484,132)	$536,143

During the third quarter of 2024, the Company recorded an impairment charge of $23.7 million related to completed technologies and customer-related acquired intangible assets whose values were no longer supported by future cash flows. See Note 8 for further discussion. Based on the Company’s acquired intangible assets as of September 30, 2024, aggregate expense related to amortization of acquired intangible assets is expected to be $24.1 million for the remainder of 2024, and $92.3 million, $85.1 million, $70.4 million and $63.3 million for 2025, 2026, 2027 and 2028, respectively.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2024 were as follows (in thousands):

Balance as of January 1, 2024	$2,850,470
Acquisition of Noname Security	303,197
Measurement period adjustments related to acquisitions completed in prior years	18
Foreign currency translation	666
Balance as of September 30, 2024	$3,154,351

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

Components and Fair Value of the Notes

The Notes consisted of the following components as of September 30, 2024 and December 31, 2023 (in thousands):

	2029 Notes	2027 Notes	2025 Notes	Total
As of September 30, 2024
Principal	$1,265,000	$1,150,000	$1,150,000	$3,565,000
Less: issuance costs, net of amortization	(14,139)	(5,422)	(1,529)	(21,090)
Net carrying amount	$1,250,861	$1,144,578	$1,148,471	$3,543,910

Estimated fair value (1)	$1,281,546	$1,188,755	$1,278,099	$3,748,400

As of December 31, 2023
Principal	$1,265,000	$1,150,000	$1,150,000	$3,565,000
Less: issuance costs, net of amortization	(16,478)	(6,831)	(3,462)	(26,771)
Net carrying amount	$1,248,522	$1,143,169	$1,146,538	$3,538,229

Estimated fair value (1)	$1,376,915	$1,289,219	$1,467,274	$4,133,408

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

Revolving Credit Facility

In November 2022, the Company entered into a $500.0 million five-year, revolving credit agreement (the “2022 Credit Agreement”). Borrowings under the 2022 Credit Agreement may be used to finance working capital needs and for general corporate purposes. The 2022 Credit Agreement provides for an initial $500.0 million in revolving loans. Under specified circumstances, the facility can be increased to up to $1.0 billion in aggregate principal amount. The 2022 Credit Agreement expires on November 22, 2027, and any amounts outstanding thereunder will become due and payable, subject to up to two one-year extensions at the Company's request and with the consent of the lenders party thereto.

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

The 2022 Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. As of September 30, 2024, the Company was in compliance with all covenants. The negative covenants include restrictions on subsidiary indebtedness, liens and fundamental changes. These covenants are subject to a number of important exceptions and qualifications. The principal financial covenant requires a maximum consolidated leverage ratio. There were no outstanding borrowings under the 2022 Credit Agreement as of September 30, 2024.

Interest Expense

The Notes bear interest at fixed rates that are payable semi-annually in arrears on their respective interest payment dates each year. Interest expense, together with ongoing commitment fees under the terms of the Company's credit agreements, included in the interim condensed consolidated statements of income for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of debt issuance costs	$1,952	$1,528	$5,847	$3,861
Coupon interest payable on 2029 Notes	3,558	1,660	10,674	1,660
Coupon interest payable on 2027 Notes	1,078	1,078	3,234	3,234
Coupon interest payable on 2025 Notes	359	359	1,077	1,077
Interest payable and commitment fees under the 2022 credit agreements	149	486	464	1,254
Capitalization of interest expense	(361)	(124)	(914)	(261)
Total interest expense	$6,735	$4,987	$20,382	$10,825

8. Restructuring

During the third quarter of 2024, management committed to an action to restructure certain parts of the Company with the primary intent of redeploying resources to support the Company's strategic investments. As a result, certain headcount reductions were necessary. Additionally, the Company planned for the end of life of certain solutions which resulted in impairments of completed technologies and customer-related acquired intangible assets, as well as capitalized internal-use software. During the three and nine months ended September 30, 2024, the Company incurred $54.3 million of restructuring charges related to this action, including $39.8 million for employee severance and related expenses. The Company does not expect to incur material additional charges related to this action.

During the first quarter of 2023, management committed to an action to restructure certain parts of the Company to enable it to prioritize investments in the fastest growing areas of the business. As a result, certain headcount reductions were necessary. The Company has incurred $20.7 million of restructuring charges related to this action, of which $21.0 million was incurred during the nine months ended September 30, 2023. There were no significant charges incurred during the three and nine months ended September 30, 2024, and the Company does not expect to incur material additional charges related to this action.

The Company launched its FlexBase program in May 2022, which is a flexible workspace arrangement that allows employees to choose to work from their home office, a Company office or a combination of both, which is a significant change to the way employees worked prior to the program. The Company began to identify certain facilities that were no longer needed in the fourth quarter of 2021. As a result, impairments of right-of-use assets and leasehold improvements were recognized. No significant charges were incurred during the three months ended September 30, 2024. The Company has incurred $36.8 million of restructuring charges related to this action, of which $1.7 million was incurred during the nine months ended September 30, 2024, and $2.1 million and $27.4 million was incurred during the three and nine months ended September 30, 2023, respectively. The Company does not expect to incur material additional charges related to the FlexBase program.

The Company also recognizes restructuring charges related to completed acquisitions for severance and related expenses paid to redundant employees, fees paid to terminate redundant contracts and impairments of redundant long-lived assets, primarily duplicative facility-related assets, acquired intangible assets and capitalized internal-use software. Restructuring charges related to acquisitions were $27.0 million and $26.9 million during the three and nine months ended September 30, 2024, including $1.0 million and $1.1 million for employee severance and related expenses, respectively. The restructuring charges related to acquisitions during the three and nine months ended September 30, 2023 were $0.0 and $8.2 million , respectively.

The changes in the Company's accrual for employee severance and related expenses, included in other current liabilities, for all restructuring actions for the nine months ended September 30, 2024 were as follows (in thousands):

Balance as of January 1, 2024	$837
Costs incurred	41,895
Cash disbursements	(746)
Translation adjustments and other	89
Balance as of September 30, 2024	$42,075

9. Stockholders’ Equity

Share Repurchase Program

Effective January 2022, the board of directors of the Company authorized a $1.8 billion share repurchase program through December 2024, of which $118.8 million remains available for repurchase as of September 30, 2024. In May 2024, the board of directors authorized a new $2.0 billion share repurchase program, effective May 2024 through June 2027, all of which remains available for repurchase as of September 30, 2024. The Company's goals for the share repurchase programs are to offset the dilution created by its employee equity compensation programs over time and provide the flexibility to return capital to shareholders as business and market conditions warrant, while still preserving its ability to pursue other strategic opportunities.

During the three and nine months ended September 30, 2024, the Company repurchased 1.7 million and 4.2 million shares of its common stock, respectively, for $165.8 million and $419.1 million, respectively.

Stock-Based Compensation

Components of total stock-based compensation included in the Company’s interim condensed consolidated statements of income for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$16,566	$11,236	$45,048	$31,904
Research and development	39,275	33,366	114,271	87,468
Sales and marketing	21,076	17,290	58,863	48,558
General and administrative	25,690	25,125	76,151	68,414
Total stock-based compensation	102,607	87,017	294,333	236,344
Provision for income taxes	(14,322)	(10,028)	(76,403)	(40,249)
Total stock-based compensation, net of income taxes	$88,285	$76,989	$217,930	$196,095

In addition to the amounts of stock-based compensation reported in the table above, the Company’s interim condensed consolidated statements of income also include stock-based compensation reflected as a component of amortization primarily consisting of capitalized internal-use software; the additional stock-based compensation was $11.0 million and $31.3 million for the three and nine months ended September 30, 2024, respectively, before taxes, and $8.7 million and $24.1 million for the three and nine months ended September 30, 2023, respectively, before taxes.

10. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the nine months ended September 30, 2024 were as follows (in thousands):

	Foreign Currency Translation	Net Unrealized Gains on Investments	Total
Balance as of January 1, 2024	$(98,035)	$2,705	$(95,330)
Other comprehensive (loss) gain	(6,870)	1,764	(5,106)
Balance as of September 30, 2024	$(104,905)	$4,469	$(100,436)

Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the nine months ended September 30, 2024.

11. Revenue from Contracts with Customers

The Company sells its services through a sales force located both domestically and internationally. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. Revenue by geography included in the Company’s interim condensed consolidated statements of income for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
U.S.	$524,611	$498,536	$1,545,654	$1,452,431
International	480,068	466,948	1,425,575	1,364,472
Total revenue	$1,004,679	$965,484	$2,971,229	$2,816,903

The Company reports its revenue in three solution categories: security, delivery and compute. Security includes solutions that are designed to protect business online by keeping infrastructure, websites, applications and users safe. Delivery includes solutions that are designed to enable business online, including media delivery and web performance. Compute includes cloud computing, edge applications, cloud optimization and storage. Revenue by solution category included in the Company’s interim condensed consolidated statements of income for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Security	$518,670	$455,792	$1,508,059	$1,294,290
Delivery	319,132	379,304	1,000,289	1,153,386
Compute	166,877	130,388	462,881	369,227
Total revenue	$1,004,679	$965,484	$2,971,229	$2,816,903

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

During the nine months ended September 30, 2024 and 2023, the Company recognized $99.3 million and $98.2 million of revenue that was included in deferred revenue as of December 31, 2023 and 2022, respectively.

As of September 30, 2024, the aggregate amount of remaining performance obligations from contracts with customers was $3.5 billion. The Company expects to recognize approximately 65% of its remaining performance obligations as revenue over the next 12 months and approximately 30% over the next two to three years, with the remaining thereafter. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration, such as usage-based contracts with no committed contract, as well as anticipated renewed contracts. Revenue recognized during the nine months ended September 30, 2024 and 2023, related to performance obligations satisfied in previous periods was not material.

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

The Company’s effective income tax rate was 14.9% and 15.6% for the nine months ended September 30, 2024 and 2023, respectively. The lower effective tax rate for the nine months ended September 30, 2024 was primarily due to an increase in the excess tax benefit related to stock-based compensation and an increase in the benefit of U.S. federal and state research and development credits. These amounts were partially offset by a decrease in foreign income taxed at lower rates and the impact of the enactment of a 15% global minimum corporate income tax by Organisation for Economic Co-operation and Development ("OECD") member countries which impacted the Company beginning January 1, 2024.

For the nine months ended September 30, 2024, the effective income tax rate was lower than the federal statutory tax rate due to the excess tax benefit related to stock-based compensation, foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by non-deductible stock-based compensation and the adoption of a 15% global minimum corporate income tax by certain OECD member countries.

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

The components used in the computation of basic and diluted net income per share for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$57,907	$160,542	$365,013	$386,464
Denominator:
Shares used for basic net income per share	151,435	151,359	151,776	153,020
Effect of dilutive securities:
Stock awards	1,511	3,073	2,120	1,654
Convertible senior notes	294	544	869	181
Warrants related to issuance of convertible senior notes	—	—	—	—
Shares used for diluted net income per share	153,240	154,976	154,765	154,855
Basic net income per share	$0.38	$1.06	$2.40	$2.53
Diluted net income per share	$0.38	$1.04	$2.36	$2.50

For the three and nine months ended September 30, 2024 and 2023, certain potential outstanding shares from service-based stock awards and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain market- and performance-based stock awards were excluded from the computation of diluted net income per share because the underlying market and performance conditions for such stock awards had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Service-based stock awards	974	1,501	2,802	3,842
Market- and performance-based stock awards	1,311	1,250	1,318	1,367
Warrants related to issuance of convertible senior notes	32,006	32,006	32,006	25,329
Total shares excluded from computation	34,291	34,757	36,126	30,538

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and notes to our unaudited interim condensed consolidated financial statements included herein contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “could,” “expects,” “anticipates,” “intends,” “plans,” “seeks,” “projects,” “estimates,” “should,” “would,” “forecasts,” “if,” “continues,” “goal,” “likely,” “may,” “will,” variations of such words or similar expressions are intended to identify a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make as a result of various factors, including, but not limited to: potential slowing revenue growth, a reduction in spending by our customers, global economic and geopolitical conditions, our ability to acquire or develop new solutions, our ability to compete effectively, including our ability to continue to grow our compute solutions, security risks stemming from ineffective information technology systems or cybersecurity breaches, risks of maintaining global operations, regulatory developments, intellectual property claims or disputes, investment related risks and maintaining an effective system of internal controls. See “Risk Factors” elsewhere in this quarterly report on Form 10-Q and in our other reports with the Securities and Exchange Commission for a discussion of certain risks associated with our business. We disclaim any obligation to update forward-looking statements as a result of new information, future events or otherwise, including the potential impact of any mergers, acquisitions, divestitures or other events that may be announced after the date hereof.

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

Overview

We provide solutions to power and protect business online through our massively distributed edge and cloud platform, which we refer to as Akamai Connected Cloud. Akamai Connected Cloud underpins our cloud computing, security and content delivery solutions, and is central to our financial success. The key factors that influence our financial success are our ability to build on recurring revenue commitments for our security and performance offerings, increase traffic on our network, continue to develop, scale and successfully bring to market our cloud computing platform and compute-to-edge solutions that meet the needs of professional users and enterprises, including with respect to reliability, effectively manage the prices we charge for our solutions, develop new products and appropriately manage our capital spending and other expenses. The purpose of this discussion and analysis section is to provide material information relevant to an assessment of our financial condition and results of operations from management’s perspective, including to describe and explain key trends, events and other factors that impacted our reported results and that are likely to impact our future performance.

Revenue

We primarily derive revenue from the sale of services to customers pursuant to contracts having terms of one year or longer, which allows us to have a consistent and predictable base level of revenue. Services included in our contracts consist of security solutions, the delivery of content, applications and software over the internet, cloud computing solutions and professional services. In addition to a base level of revenue, we are also dependent on our ability to increase our product offerings and to cross-sell additional services to our new and existing customers, particularly for our security and compute solutions portfolios. Our revenue is also impacted by customer renewals and the pricing for such renewals, the rate of adoption and timing of customer offerings, variability of one-time events, usage of cloud computing services and the amount of traffic we serve on our network. Geopolitical, economic and other developments that impact our customers' businesses can also impact our ability to attract new customers or continue to cross-sell additional services to existing customers and traffic levels for customers with variable usage. Over the longer term, our ability to expand our product portfolio and to effectively manage the prices we charge for our solutions are key factors impacting our revenue growth.

We have observed the following trends related to our revenue in recent years:

•Increased sales of our security solutions, led by application security solutions and segmentation solutions from our acquisition of Guardicore Ltd., and increased sales of our compute solutions, attributable to our acquisition of Linode Limited Liability Company ("Linode") and enhanced services on our compute platform, have made a significant contribution to revenue growth. Our security and compute solutions represented almost two-thirds of our total revenue during the first nine months of 2024. We plan to continue to invest in these areas with a focus on further advancing our product portfolios and sales capabilities.

•Traffic on our network continues to grow as compared to prior years, but we, and the industry more broadly, are seeing growth at a more moderate pace than we've experienced in the past. In particular, we are seeing traffic growth slowing in verticals such as media and gaming, as these customers optimize their traffic and manage through underlying business challenges at a time of global economic and geopolitical headwinds. For instance, a large social media customer has taken steps to lower costs and reduce reliance on U.S. providers by optimizing its platform, including using a “do-it-yourself” component, which has reduced traffic on our network and negatively impacted our revenue in 2024. If our customers' businesses continue to be impacted by economic and geopolitical headwinds, they may optimize their traffic or may increase their reliance on “do-it-yourself” solutions, which may negatively impact traffic on our network and revenue.

•The prices paid by some of our delivery and security customers have declined in recent years due to competition and contract renewals, which negatively impacts our revenue growth rates. We have been able to mitigate some of the negative impacts to our revenue growth rates by upselling incremental solutions to our existing delivery and security customers. We continue to take steps upon contract renewals to optimize how we charge certain high-volume traffic delivery customers, including, in certain circumstances, charging a premium for higher-cost destinations and focusing on continuing to maintain alignment between customer traffic volumes and unit pricing.

•Revenue from our international operations continues to grow, particularly from new customer acquisition and cross-selling of incremental solutions. Because we publicly report in U.S. dollars our reported revenue results are negatively impacted when the dollar strengthens and benefit when the dollar weakens.

•We have experienced variations in certain types of revenue from quarter-to-quarter. These quarterly variations in revenue are attributable to, among other things, the timing of large customer contract renewals; the frequency and timing of purchases of custom solutions or licensed software; the nature and timing of software and gaming releases by our customers; holiday season activity; and whether there are large live sporting or other events or situations that impact the amount of media traffic on our network.

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

•Network build-out and supporting service costs represent another significant portion of our cost of revenue. These costs include maintenance and supporting services incurred as we continue to build out our compute infrastructure and maintain our global network, and costs of third-party cloud providers used for some of our operations. We have seen these costs increase in recent years as a result of our network expansion, and particularly the build out of our compute infrastructure. We previously experienced increased costs from third-party cloud providers, but have begun to mitigate those costs by migrating to our own cloud solutions and working to optimize third-party cloud spend. We will need to continue to effectively manage our network build-out and supporting service costs and continue to migrate third-party cloud services to Akamai Connected Cloud to maintain or improve current levels of profitability.

•Our employees are core to the operations of our business, and payroll and related costs, including stock-based compensation, is our largest expense. It is important to the success of operations that we offer competitive compensation packages. However, we are focused on remaining disciplined in allocating our resources to support our faster growing security and compute solutions, including maintaining operational efficiencies to mitigate the rising cost of talent. In 2023, we redesigned one of our non-executive short-term incentive compensation programs by shifting certain employees from a cash-based to stock-based program. We also introduced a non-executive incentive program tied to our initiative to migrate certain third-party cloud services onto Akamai Connected Cloud. These programs were designed to better align employee incentives with the interests of our stockholders, which increased our stock-based compensation.

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

Recent Acquisition

In June 2024, we acquired Noname Gate Ltd. ("Noname Security") for $452.3 million, subject to post-closing adjustments. Noname Security is intended to expand our existing API Security offering by providing more flexible deployment options, extensive vendor integrations and enhanced attack analysis. We believe this acquisition will accelerate our ability to meet increasing customer and market demand. As part of the acquisition, we integrated approximately 200 Noname Security employees primarily within sales and marketing and research and development. The acquisition is expected to add approximately $20.0 million of revenue for 2024 and will be dilutive to our earnings per share through 2024.

Global Economic Conditions

Global macroeconomic and geopolitical conditions continue to impact our customers, as well as our business and revenue growth rates. We, along with our customers, continue to manage through an uncertain period of fluctuating inflation, regulations that may negatively impact business, economic and political uncertainty, uncertain energy supplies, heightened geopolitical tensions and conflict, potential for supply chain disruptions, changes in international tax laws, fluctuations in foreign exchange rates and elevated interest rates. To the extent these macroeconomic conditions continue, we expect that it may adversely affect our business, operations and financial results.

Results of Operations

The following sets forth, as a percentage of revenue, interim condensed consolidated statements of income data for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	40.7	39.7	40.6	39.7
Research and development	12.0	11.0	11.8	10.5
Sales and marketing	13.8	13.7	13.9	14.1
General and administrative	15.9	15.3	15.7	15.8
Amortization of acquired intangible assets	2.4	1.9	2.2	1.8
Restructuring charge	8.2	0.3	2.8	2.0
Total costs and operating expenses	93.0	81.8	87.0	83.9
Income from operations	7.0	18.2	13.0	16.1
Interest and marketable securities income, net	2.3	1.2	2.6	0.8
Interest expense	(0.7)	(0.5)	(0.7)	(0.4)
Other expense, net	(1.3)	(0.3)	(0.5)	(0.2)
Income before provision for income taxes	7.3	18.6	14.4	16.2
Provision for income taxes	(1.6)	(2.1)	(2.2)	(2.5)
Gain from equity method investment	—	0.2	—	0.1
Net income	5.8%	16.6%	12.3%	13.7%

Revenue

Revenue by solution category during the periods presented was as follows (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	% Change	% Change at Constant Currency	2024	2023	% Change	% Change at Constant Currency
Security	$518,670	$455,792	13.8%	14.2%	$1,508,059	$1,294,290	16.5%	17.2%
Delivery	319,132	379,304	(15.9)	(15.8)	1,000,289	1,153,386	(13.3)	(12.7)
Compute	166,877	130,388	28.0	28.1	462,881	369,227	25.4	25.8
Total revenue	$1,004,679	$965,484	4.1%	4.3%	$2,971,229	$2,816,903	5.5%	6.1%

During the three and nine months ended September 30, 2024, the increase in our revenue, as compared to the same periods in 2023, was primarily the result of continued growth in sales of our security and compute solutions, partially offset by a decline in revenue from our delivery solutions due to impacts from economic and geopolitical uncertainty our customers are facing.

The increase in security solutions revenue for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, was due to growth in sales of key products in our security solutions portfolio, including our segmentation and web application solutions.

The decrease in delivery solutions revenue for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, was due to our customers' economic and geopolitical headwinds which resulted in moderation of traffic growth rates and the continued downward pricing of renewals. These headwinds are also causing a large social media customer to increase their focus on cost optimization and "do-it-yourself" solutions, which reduced traffic on our network and had a negative impact on our delivery revenue.

The increase in compute solutions revenue for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, was due to growth in sales of compute products, including cloud optimization solutions, to new and existing customers.

Revenue derived in the U.S. and internationally during the periods presented was as follows (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	% Change	% Change at Constant Currency	2024	2023	% Change	% Change at Constant Currency
U.S.	$524,611	$498,536	5.2%	5.2%	$1,545,654	$1,452,431	6.4%	6.4%
As a percentage of revenue	52.2%	51.6%			52.0%	51.6%
International	480,068	466,948	2.8	3.3	1,425,575	1,364,472	4.5	5.7
As a percentage of revenue	47.8%	48.4%			48.0%	48.4%
Total revenue	$1,004,679	$965,484	4.1%	4.3%	$2,971,229	$2,816,903	5.5%	6.1%

For the three and nine months ended September 30, 2024 and 2023, no single country outside the U.S. accounted for 10% or more of revenue during these periods. Changes in foreign currency exchange rates unfavorably impacted our revenue by $2.7 million and $16.2 million during the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Co-location fees	$79,074	$63,480	24.6%	$227,070	$185,493	22.4%
Bandwidth fees	55,653	58,382	(4.7)	178,084	170,008	4.8
Network build-out and supporting services	48,236	52,004	(7.2)	140,573	159,238	(11.7)
Payroll and related costs	84,417	83,052	1.6	251,054	244,072	2.9
Stock-based compensation, including amortization of prior capitalized amounts	26,811	19,555	37.1	74,196	54,910	35.1
Acquisition-related costs	—	578	(100.0)	—	2,611	(100.0)
Depreciation of network equipment	72,546	60,887	19.1	207,157	168,275	23.1
Amortization of internal-use software	42,069	45,137	(6.8)	128,303	133,059	(3.6)
Total cost of revenue	$408,806	$383,075	6.7%	$1,206,437	$1,117,666	7.9%
As a percentage of revenue	40.7%	39.7%		40.6%	39.7%

The increase in cost of revenue for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, was primarily due to higher co-location fees and depreciation of network equipment as a result of investment in Akamai Connected Cloud, particularly as we build out our compute infrastructure to support future growth and scalability, as well as stock-based compensation as a result of the shift in one of our compensation programs from cash-based to stock-based for certain employees in 2024. These increases were partially offset by lower network build-out and supporting services due to a decrease in third-party cloud costs as we have been migrating third-party cloud services onto our own cloud solutions and working to optimize third-party cloud spending. Additionally, the increase in stock-based compensation for the nine months ended September 30, 2024, as compared to the same period in 2023, was a result of the timing of our performance-based equity award grants.

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

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Payroll and related costs	$140,658	$126,364	11.3%	$423,772	$371,539	14.1%
Stock-based compensation	39,275	33,366	17.7	114,271	87,468	30.6
Capitalized salaries and related costs	(67,385)	(60,735)	10.9	(208,403)	(182,266)	14.3
Acquisition-related costs	—	251	(100.0)	—	468	(100.0)
Other expenses	7,799	6,696	16.5	20,991	19,637	6.9
Total research and development	$120,347	$105,942	13.6%	$350,631	$296,846	18.1%
As a percentage of revenue	12.0%	11.0%		11.8%	10.5%

The increase in research and development expenses during the three and nine months ended September 30, 2024, as compared to the same periods in 2023, was primarily due to higher payroll and related costs and stock-based compensation, as a result of headcount growth from our strategic initiatives, including the acquisition of Noname Security, and prior year annual merit increases, partially offset by increases in capitalized salaries and related costs as we had additional resources focused on development activities related to our platform and solutions. Additionally, the increase in stock-based compensation for the nine months ended September 30, 2024, as compared to the same period in 2023, was a result of the timing of our performance-based equity award grants.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three months ended September 30, 2024 and 2023, we capitalized $25.7 million and $22.1 million, respectively, of stock-based compensation. During the nine months ended September 30, 2024 and 2023, we capitalized $76.0 million and $55.4 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, ranging from two to ten years based on the software developed and its expected useful life.

During the remainder of 2024, we expect our research and development costs to increase as compared to 2023, in particular payroll and related costs, in support of our faster growing security and compute solutions. However, we plan to continue to focus our efforts on managing our operating margins.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Payroll and related costs	$97,146	$93,715	3.7%	$290,518	$281,068	3.4%
Stock-based compensation	21,076	17,290	21.9	58,863	48,558	21.2
Marketing programs and related costs	14,077	14,716	(4.3)	40,808	44,721	(8.7)
Acquisition-related costs	—	503	(100.0)	—	1,387	(100.0)
Other expenses	6,252	6,085	2.7	21,971	22,236	(1.2)
Total sales and marketing	$138,551	$132,309	4.7%	$412,160	$397,970	3.6%
As a percentage of revenue	13.8%	13.7%		13.9%	14.1%

The increase in sales and marketing expenses during the three and nine months ended September 30, 2024, as compared to the same periods in 2023, was due to higher payroll and related costs and stock-based compensation as a result of prior year annual merit increases and employees acquired through the Noname Security acquisition. Additionally, the increase during the nine months ended September 30, 2024, as compared to the same period in 2023, was due to stock-based compensation as a result of the timing of our performance-based equity award grants, partially offset by a reduction in marketing programs and related costs as a result of the timing of events and advertising spend.

During the remainder of 2024, we expect our sales and marketing expenses to increase as compared to 2023 due to our continued investment in go-to-market efforts and the sales and marketing personnel added from the Noname Security acquisition in June 2024. However, we plan to continue to carefully manage costs in an effort to manage our operating margins.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Payroll and related costs	$56,224	$55,030	2.2%	$169,737	$164,537	3.2%
Stock-based compensation	25,690	25,125	2.2	76,151	68,414	11.3
Depreciation and amortization	16,559	16,197	2.2	49,622	49,149	1.0
Facilities-related costs	22,368	21,805	2.6	64,864	68,677	(5.6)
Provision (benefit) for doubtful accounts	1,410	(1,500)	(194.0)	3,491	408	755.6
Acquisition-related costs	5,036	1,716	193.5	7,387	7,690	(3.9)
Software and related service costs	14,617	13,516	8.1	43,218	40,913	5.6
Other expenses	18,053	15,437	16.9	51,771	45,488	13.8
Total general and administrative	$159,957	$147,326	8.6%	$466,241	$445,276	4.7%
As a percentage of revenue	15.9%	15.3%		15.7%	15.8%

The increase in general and administrative expenses during the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to higher acquisition-related costs from our acquisition of Noname Security and an increased provision for doubtful accounts due to collection risks with certain customers and the reversal of provisions in the third quarter of 2023 as a result of customer payments. The increase in general and administrative expenses during the nine months ended September 30, 2024, as compared to the same period in 2023, was due to higher payroll and related costs as a result of prior year merit increases, an increase in other expenses related to professional service fees to support our business and stock-based compensation as a result of the timing of our performance-based equity award grants. These increases were partially offset by decreased facilities-related costs as we exited certain facilities in connection with our FlexBase program.

During the remainder of 2024, we expect our general and administrative expenses to increase as compared to 2023, to support the operations of the business. However, we plan to continue to control costs in an effort to manage our operating margins.

Amortization of Acquired Intangible Assets

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2024	2023	% Change	2024	2023	% Change
Amortization of acquired intangible assets	$24,368	$18,108	34.6%	$66,467	$49,918	33.2%
As a percentage of revenue	2.4%	1.9%		2.2%	1.8%

The increase in amortization of acquired intangible assets for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, was the result of amortization of acquired intangible assets related to our recent acquisitions. Based on acquired intangible assets at September 30, 2024, we expect amortization of acquired intangible assets to be approximately $24.1 million for the remainder of 2024, and $92.3 million, $85.1 million, $70.4 million and $63.3 million for 2025, 2026, 2027 and 2028, respectively.

Restructuring Charge

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2024	2023	% Change	2024	2023	% Change
Restructuring charge	$82,013	$2,595	nm	$83,942	$56,675	48.1%
As a percentage of revenue	8.2%	0.3%		2.8%	2.0%

The restructuring charge for the three and nine months ended September 30, 2024 was driven by management's commitment to an action with the primary intent to redeploy resources to support our strategic investments and as a result of our completed acquisitions. The restructuring charge included severance and related expenses for certain headcount reductions, as well as impairments of acquired intangible assets and capitalized internal-use software. We do not expect to incur material additional charges related to these actions.

The restructuring charge for the three and nine months ended September 30, 2023 was driven by our FlexBase program as we exited certain facilities that were no longer needed, resulting in impairments of right-of-use-assets and leasehold improvements. We do not expect to incur material additional charges related to the FlexBase program.

Additionally, the restructuring charge for the nine months ended September 30, 2023 included the result of management's commitment to an action to restructure certain parts of the company to enable the prioritization of investments in the fastest growing areas of the business. The restructuring charge for the action included severance and related expenses for certain headcount reductions. We do not expect to incur material additional charges related to this action.

Non-Operating Income

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2024	2023	% Change	2024	2023	% Change
Interest and marketable securities income, net	$23,065	$11,412	102.1%	$77,534	$21,213	265.5%
As a percentage of revenue	2.3%	1.2%		2.6%	0.8%
Interest expense	$(6,735)	$(4,987)	35.1%	$(20,382)	$(10,825)	88.3%
As a percentage of revenue	(0.7)%	(0.5)%		(0.7)%	(0.4)%
Other expense, net	$(13,161)	$(3,161)	316.4%	$(13,599)	$(6,654)	104.4%
As a percentage of revenue	(1.3)%	(0.3)%		(0.5)%	(0.2)%

Interest and marketable securities income, net consists of interest earned on invested cash and marketable securities balances and income and losses on mutual funds that are associated with our employee non-qualified deferred compensation plan. The increase for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, was the result of increased cash, cash equivalents and marketable securities balances received from our August 2023 issuance of $1,265.0 million in par value of convertible senior notes due 2029 and higher interest rates, as well as increased gains associated with the non-qualified deferred compensation plan.

Interest expense is related to our debt transactions, which are described in Note 7 to the interim condensed consolidated financial statements. The increase to interest expense for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, was primarily due to the August 2023 issuance of $1,265.0 million in par value of convertible senior notes due 2029.

Other expense, net primarily represents net foreign exchange gains and losses mainly due to foreign exchange rate fluctuations on the remeasurement of monetary assets and liabilities that are not denominated in the functional currency as well as other non-operating expense and income items. Other expense, net may fluctuate in the future based on changes in foreign currency exchange rates or other events.

Provision for Income Taxes

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2024	2023	% Change	2024	2023	% Change
Provision for income taxes	$(15,899)	$(20,326)	(21.8)%	$(63,891)	$(71,297)	(10.4)%
As a percentage of revenue	(1.6)%	(2.1)%		(2.2)%	(2.5)%
Effective income tax rate	(21.5)%	(11.3)%		(14.9)%	(15.6)%

For the three months ended September 30, 2024, as compared to the same period in 2023, our provision for income taxes decreased due to lower profitability, partially offset by an increase in global intangible low-taxed income and a decrease in foreign income taxed at lower rates. For the nine months ended September 30, 2024, as compared to the same period in 2023, our provision for income taxes decreased due to lower profitability, an increase in the excess tax benefit related to stock-based compensation and an increase in the benefit of U.S. federal and state research and development credits. These amounts were partially offset by a decrease in foreign income taxed at lower rates and the 15% global minimum corporate income tax that the Organisation for Economic Co-operation and Development ("OECD") member countries have begun implementing and which was effective for us beginning January 1, 2024.

For the three months ended September 30, 2024, our effective income tax rate was higher than the federal statutory tax rate due to non-deductible stock-based compensation, partially offset by the excess tax benefit related to stock-based compensation, foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits. For the nine months ended September 30, 2024, our effective income tax rate was lower than the federal statutory tax rate due to the excess tax benefit related to stock-based compensation, foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by non-deductible stock-based compensation and the adoption of a 15% global minimum corporate income tax by certain OECD member countries.

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

Gain from Equity Method Investment

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2024	2023	% Change	2024	2023	% Change
Gain from equity method investment	$—	$1,475	(100.0)%	$—	$1,475	(100.0)%
As a percentage of revenue	—%	0.2%		—%	0.1%

The amounts reflected in gain from equity method investment related to our investment with Mitsubishi UFJ Financial Group ("MUFG") in a joint venture, GO-NET. GO-NET intended to operate a blockchain-based online payment network. However, GO-NET operations were suspended in February 2022, and ultimately liquidated in August 2023. The gain from equity method investment for the three and nine months ended September 30, 2023, was related to the liquidation and disbursement of our portion of GO-NET's remaining assets, which were previously impaired. We do not expect additional activity related to this investment.

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

•Stock-based compensation and amortization of capitalized stock-based compensation – Stock-based compensation is an important aspect of the compensation paid to our employees which includes long-term incentive plans to encourage retention, performance-based plans to encourage achievement of specified financial targets and also short-term incentive awards with a one year vest. The grant date fair value of the stock-based compensation awards varies based on the stock price at the time of grant, varying valuation methodologies, subjective assumptions and the variety of award types. This makes the comparison of our current financial results to previous and future periods difficult to interpret; therefore, we believe it is useful to exclude stock-based compensation and amortization of capitalized stock-based compensation from our non-GAAP financial measures in order to highlight the performance of our core business and to be consistent with the way many investors evaluate our performance and compare our operating results to peer companies.

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

•Restructuring charge – We have incurred restructuring charges from programs that have significantly changed either the scope of the business undertaken by us or the manner in which that business is conducted. These charges include severance and related expenses for workforce reductions, impairments of long-lived assets that will no longer be used in operations (including acquired intangible assets, right-of-use assets, other facility-related property and equipment and internal-use software) and termination fees for any contracts cancelled as part of these programs. We exclude these items from our non-GAAP financial measures when evaluating our continuing business performance as such items vary significantly based on the magnitude of the restructuring action and do not reflect expected future operating expenses. In addition, these charges do not necessarily provide meaningful insight into the fundamentals of current or past operations of our business.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Income from operations	$70,637	$176,129	$385,351	$452,552
Amortization of acquired intangible assets	24,368	18,108	66,467	49,918
Stock-based compensation	102,607	87,017	294,333	236,344
Amortization of capitalized stock-based compensation and capitalized interest expense	11,089	9,077	31,646	25,207
Restructuring charge	82,013	2,595	83,942	56,675
Acquisition-related costs	5,036	3,048	7,387	12,156
Non-GAAP income from operations	$295,750	$295,974	$869,126	$832,852

GAAP operating margin	7.0%	18.2%	13.0%	16.1%
Non-GAAP operating margin	29.4%	30.7%	29.3%	29.6%

The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$57,907	$160,542	$365,013	$386,464
Amortization of acquired intangible assets	24,368	18,108	66,467	49,918
Stock-based compensation	102,607	87,017	294,333	236,344
Amortization of capitalized stock-based compensation and capitalized interest expense	11,089	9,077	31,646	25,207
Restructuring charge	82,013	2,595	83,942	56,675
Acquisition-related costs	5,036	3,048	7,387	12,156
Amortization of debt issuance costs	1,591	1,404	4,933	3,600
(Gain) loss on investments	—	(110)	66	(311)
Gain from equity method investment	—	(1,475)	—	(1,475)
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(41,097)	(29,135)	(112,130)	(71,202)
Non-GAAP net income	$243,514	$251,071	$741,657	$697,376

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
GAAP net income per diluted share	$0.38	$1.04	$2.36	$2.50
Amortization of acquired intangible assets	0.16	0.12	0.43	0.32
Stock-based compensation	0.67	0.56	1.90	1.53
Amortization of capitalized stock-based compensation and capitalized interest expense	0.07	0.06	0.20	0.16
Restructuring charge	0.54	0.02	0.54	0.37
Acquisition-related costs	0.03	0.02	0.05	0.08
Amortization of debt issuance costs	0.01	0.01	0.03	0.02
(Gain) loss on investments	—	—	—	—
Gain from equity method investment	—	(0.01)	—	(0.01)
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.27)	(0.19)	(0.72)	(0.46)
Adjustment for shares (1)	—	0.01	0.03	0.01
Non-GAAP net income per diluted share (2)	$1.59	$1.63	$4.82	$4.51

Shares used in GAAP per diluted share calculations	153,240	154,976	154,765	154,855
Impact of benefit from note hedge transactions (1)	(294)	(544)	(869)	(181)
Shares used in non-GAAP per diluted share calculations (1)	152,946	154,432	153,896	154,674

(1) Shares used in non-GAAP per diluted share calculations have been adjusted for the periods presented, for the benefit of our note hedge transactions. During these periods, our average stock price was in excess of $95.10, which is the initial conversion price of our convertible senior notes due in 2025. See further definition below.
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

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$57,907	$160,542	$365,013	$386,464
Interest and marketable securities income, net	(23,065)	(11,412)	(77,534)	(21,213)
Provision for income taxes	15,899	20,326	63,891	71,297
Depreciation and amortization	130,517	121,626	383,180	348,721
Amortization of capitalized stock-based compensation and capitalized interest expense	11,089	9,077	31,646	25,207
Amortization of acquired intangible assets	24,368	18,108	66,467	49,918
Stock-based compensation	102,607	87,017	294,333	236,344
Restructuring charge	82,013	2,595	83,942	56,675
Acquisition-related costs	5,036	3,048	7,387	12,156
Interest expense	6,735	4,987	20,382	10,825
(Gain) loss on investments	—	(110)	66	(311)
Gain from equity method investment	—	(1,475)	—	(1,475)
Other expense, net	13,161	3,271	13,533	6,965
Adjusted EBITDA	$426,267	$417,600	$1,252,306	$1,181,573

Net income margin	5.8%	16.6%	12.3%	13.7%
Adjusted EBITDA margin	42.4%	43.3%	42.1%	41.9%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of September 30, 2024, our cash, cash equivalents and marketable securities, which are detailed in Note 2 to the interim condensed consolidated financial statements, totaled $2.0 billion. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy is also designed to limit the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of September 30, 2024, we had cash and cash equivalents of $349.6 million held in accounts outside the U.S. The U.S. Tax Cuts and Jobs Act establishes a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact. As a result, our liquidity is not expected to be materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Nine Months Ended September 30,
(in thousands)	2024	2023
Net income	$365,013	$386,464
Non-cash reconciling items included in net income	826,422	698,214
Changes in operating assets and liabilities	(16,052)	(125,432)
Net cash provided by operating activities	$1,175,383	$959,246

The increase in cash provided by operating activities for the nine months ended September 30, 2024, as compared to the same period in 2023, was due to timing of collections from customers and as a result of the shift in our performance-based compensation program from cash-based to stock-based, which led to cash bonus payments in 2023 that did not recur in 2024.

Cash Used in Investing Activities

	For the Nine Months Ended September 30,
(in thousands)	2024	2023
Cash paid for business acquisitions, net of cash acquired	$(434,066)	$(106,171)
Cash paid for asset acquisition	(4,862)	(36,348)
Purchases of property and equipment and capitalization of internal-use software development costs	(522,408)	(596,153)
Net marketable securities activity	402,683	(786,302)
Other, net	4,160	(7,431)
Net cash used in investing activities	$(554,493)	$(1,532,405)

The decrease in cash used in investing activities during the nine months ended September 30, 2024, as compared to the same period in 2023, was due to an increase in cash proceeds from net marketable securities activity to fund the acquisition of Noname Security in 2024 and a reduction of purchases of property and equipment related to our compute infrastructure build-out in 2023. Additionally, the cash used in investing activities during the nine months ended September 30, 2023 included an increase in purchases of marketable securities with the proceeds from our August 2023 issuance of convertible senior notes.

Net Cash (Used in) Provided by Financing Activities

	For the Nine Months Ended September 30,
(in thousands)	2024	2023
Net convertible senior notes activity	$—	$1,101,028
Activity related to stock-based compensation	(109,407)	(1,357)
Repurchases of common stock	(419,097)	(599,155)
Other, net	(10,291)	(360)
Net cash (used in) provided by financing activities	$(538,795)	$500,156

The increase in cash used in financing activities during the nine months ended September 30, 2024, as compared to the same period in 2023, was due to the net proceeds received in 2023 from our convertible senior notes due 2029 that did not recur in 2024 and increased employee taxes paid in 2024 related to vesting of stock awards driven by the shift in our performance-based compensation program from cash-based to stock-based and an increase in stock price, partially offset by a reduction in repurchases of our common stock as part of our share repurchase program.

Our board of directors authorized a share repurchase program that is effective from January 2022 through December 2024. In May 2024, our board of directors authorized a new $2.0 billion share repurchase program, effective May 2024 through June 2027, which is in addition to amounts remaining under the January 2022 program. During the nine months ended September 30, 2024, we repurchased 4.2 million shares of common stock at a weighted average price of $99.72 per share for an aggregate of $419.1 million. As of September 30, 2024, $2.1 billion remained available for future share repurchases under the authorization programs. Our goals for the share repurchase programs are to offset the dilution created by our employee equity compensation programs over time and provide the flexibility to return capital to stockholders as business and market conditions warrant, while still preserving our ability to pursue other strategic opportunities. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

Convertible Senior Notes

As of September 30, 2024, we had $3,565.0 million of convertible senior notes outstanding that are senior unsecured obligations and bear interest payable semi-annually in arrears. These notes mature between May 2025 and February 2029. The terms of the notes and hedge and warrant transactions are discussed more fully in Note 7 to the interim condensed consolidated financial statements.

Revolving Credit Facility

In November 2022, we entered into a $500.0 million, five-year revolving credit agreement ("2022 Credit Agreement"). The 2022 Credit Agreement allows us to borrow up to $500.0 million at various interest rates and contains customary representations and warranties, affirmative and negative covenants and events of default. As of September 30, 2024, we were in compliance with all covenants. There were no outstanding borrowings under the 2022 Credit Agreement as of September 30, 2024. The terms of the revolving credit agreements are discussed more fully in Note 7 to the interim condensed consolidated financial statements.

Operating Leases

We have entered into operating leases for real estate assets related to office space and co-location assets related to space or racks at co-location facilities and related equipment for our servers and other networking equipment. As of September 30, 2024, there have been no significant changes in our obligations under these operating lease arrangements from those reported on Form 10-K for the year ended December 31, 2023, other than normal period-to-period variations, particularly as we execute on our expansion plans for our compute solutions.

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

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, stockholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third-party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 13 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2023 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the nine months ended September 30, 2024 was determined to be immaterial.

As of September 30, 2024, we did not have any additional material off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    Our portfolio of cash equivalents and short- and long-term investments is maintained in a variety of securities, including money market funds, time deposits, commercial paper, corporate bonds, U.S. government agency obligations and mutual funds. The majority of our investments are classified as available-for-sale securities and carried at fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes. If market interest rates were to increase by 100 basis points, reflected uniformly across the yield curve regardless of the duration to maturity, from September 30, 2024 levels, the fair value of our available-for-sale portfolio would decline by approximately $10.9 million.

As of September 30, 2024, we had $3,565.0 million in aggregate principal amount of convertible senior notes outstanding that are senior unsecured obligations with fixed annual interest rates. The terms of the notes are discussed more fully in Note 7 to the interim condensed consolidated financial statements. Due to the fixed annual interest rate, these notes do not give rise to financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the notes at face value less an unamortized discount on our interim condensed consolidated balance sheet, and we present the fair value for required disclosure purposes only.

Our exposure to risk for changes in interest rates relates primarily to any borrowings under our 2022 Credit Agreement, which has a variable rate of interest. As of September 30, 2024, we had no outstanding borrowings under the 2022 Credit Agreement.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than functional currencies result in gains and losses that are reflected in our interim condensed consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our interim condensed consolidated statements of income within other expense, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the nine months ended September 30, 2024. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of September 30, 2024 and December 31, 2023, no customer had an accounts receivable balance of 10% or more of our accounts receivable. We believe that at September 30, 2024, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Revenue we generate from our delivery solutions is impacted by pricing pressure due to competition and fluctuations in content traffic as a result of, among other factors, changes in the popularity of our customers' content including video delivery and gaming, and economic pressures on our customers that can cause them to take steps to optimize their platforms, including through "do-it-yourself", or DIY, initiatives. For example, revenue from our delivery solutions increased significantly in 2020 due in large part to greater consumption of online media and games during the onset of the COVID-19 pandemic and the associated stay-at-home orders. However, as these orders were lifted and more return-to-work policies were adopted, our revenue from delivery solutions declined. In addition, a large social media company has recently taken steps to lower costs and reduce reliance on U.S. providers, including a DIY component, which we believe is in part a reaction to certain geopolitical pressures, and which has reduced traffic on our network and negatively impacted revenue in the first nine months of 2024. Other customers have and may continue to reduce their traffic with us, negatively impacting revenue. We have continued to experience revenue declines in our delivery solutions and expect this trend to continue in the near future.

Our security solutions currently generate the largest portion of our revenue. Our ability to generate revenue in our security business depends on our ability to increase our industry recognition as a provider of security solutions, develop or acquire new solutions in a rapidly-changing environment where security threats are constantly evolving and ensure that our solutions operate effectively and are competitive with products offered by others. Further, security revenue for some products is impacted by traffic levels on our network and recently has, and may continue to be, negatively impacted by reduced traffic on our network, including the reduced traffic from a large social media company among other customers.

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

We operate globally and as a result, our business, revenues and profitability are impacted by global macroeconomic conditions. The success of our activities is affected by general economic and market conditions, including, among others, inflation, interest rates, tax rates, economic uncertainty, political instability, warfare, changes in laws, trade barriers, the actual or perceived failure or financial difficulties of financial institutions, reduced consumer confidence and spending and economic and trade sanctions. For example, approximately 1% of our 2021 revenue had been generated from traffic into Russia, Belarus and Ukraine, and we experienced a decline in revenue in 2022 and 2023 related to the war in Ukraine due to a decrease in traffic in these countries. Global economic and geopolitical conditions can impact our customers, causing them to take cost-savings measures that can include optimization and "do-it-yourself", or DIY, initiatives, which can impact our revenues. For example, a large social media company has recently taken steps to lower costs and reduce reliance on U.S. providers by optimizing its platform, including a DIY component, which has reduced traffic on our network and negatively impacted our revenue in the first nine months of 2024. In addition, due to changes in international tax laws, we expect our effective income tax rate will increase in 2024. The U.S. capital markets have experienced and may continue to experience extreme volatility and disruption in the recent past. Furthermore, inflation rates in the U.S. have been elevated compared to historical rates and have fluctuated. Such economic volatility has in the past and could in the future adversely affect our business, financial condition, results of operations and cash flows and future market disruptions could negatively impact us. For example, these unfavorable economic conditions could increase our operating costs, which could negatively impact our profitability. Geopolitical destabilization and warfare have impacted and could continue to impact global currency exchange rates, resources from our suppliers, and our ability to operate or grow our business. In addition, we have recently experienced rising energy costs in areas in which we operate, particularly in Europe.

Additionally, we have offices and employees located in regions that historically have and may again experience periods of political instability, warfare, changes in laws, trade barriers, and economic and trade sanctions. Adverse conditions in these countries have in the past and may in the future affect our operations, including disruptions to our workforce, supply chains, networks, financial systems and other critical infrastructure, which could adversely affect our business, results of operations, financial condition, and cash flows. For example, approximately six percent of our global employees are located in Tel Aviv, Israel and some of our employees have been mobilized as members of the Israeli military reserves. The ongoing war could cause harm to our employees or otherwise impair their ability to work for extended periods of time.

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

We compete in markets that are intensely competitive and rapidly changing. Our current and potential competitors vary by size, product offerings and geographic region, and range from start-ups that offer solutions competing with a discrete part of our business to large technology or telecommunications companies that offer, or may be planning to introduce, products and services that are broadly competitive with what we do. The primary competitive factors in our market are differentiation of technology, global presence, quality of solutions, reliability, long-term product roadmap, customer service, technical expertise, security, ease-of-use, breadth of services offered, price and financial strength.

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

We and other companies that compete in this industry and these markets experience continually shifting business relationships, reputations, commercial focuses and business priorities, all of which occur in reaction to industry and market forces and the emergence of new opportunities. These shifts have led or could lead to our customers or partners becoming our competitors; customers implementing multi-vendor policies and seeking out one or more of our competitors to provide content and application delivery or security protection services; network suppliers no longer seeking to work with us; and technology companies that previously did not appear to show interest in the markets we seek to address entering into those markets as our competitors. With this constantly changing environment, we may face operational difficulties in adjusting to the changes or our core strategies could become obsolete. Any of these or other developments could harm our business.

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

Defects in our security solutions or human error could lead to negative publicity, loss of business, damages payments to customers, diminishing customer appeal and other negative consequences which could harm our business. As our solutions are adopted by an increasing number of enterprises and governments, it is possible that the adversaries behind advanced malicious actions will specifically focus on finding ways to defeat our products and services. If they are successful, we could experience a serious impact on our reputation and financial condition as a provider of security solutions.

We are devoting significant resources to develop and deploy our own competing cloud computing offering. The rapid development and deployment of new compute infrastructure bears the risk of bugs and unforeseen failures that could affect our reputation and ability to execute our strategies. The risks of such bugs and unforeseen failures introduced to our compute infrastructure by our customers who control many aspects of their use of our compute services and experimental technologies could affect our reputation, ability to execute our strategies and our financial condition. It is also uncertain whether our strategies to develop and deploy our own competing cloud computing offering will attract the customers or generate the revenue required to be successful. These costs may reduce the gross and operating margins we have previously achieved. Failure to adequately and rapidly deploy additional points of presence, increased proximity to enterprise data centers and end users and develop competitive offerings could result in negative publicity, loss of business, diminishing customer appeal and other negative consequences which could harm our business.

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

We regularly face attempts to gain unauthorized access or deliver malicious software to Akamai Connected Cloud and our internal IT systems, with the goal of stealing proprietary information related to our business, products, employees and customers; disrupting our systems and services or those of our customers or others; or demanding ransom to return control of such systems and services. These attempts take a variety of forms, including Distributed Denial of Service (DDoS) attacks, infrastructure attacks, botnets, malicious file uploads, application abuse, credential abuse, social engineering, ransomware, bugs, viruses, worms and malicious software programs. Additionally, the use of artificial intelligence by bad actors has heightened the sophistication and effectiveness of these types of attacks. There have in the past and could in the future be attempts to infiltrate our systems through our supply chain and contractors. Malicious actors are known to attempt to fraudulently induce employees and suppliers to disclose sensitive information through illegal electronic spamming, phishing or other tactics. Other parties may attempt to gain unauthorized physical access to our facilities in order to infiltrate our internal-use information systems. Furthermore, nation state and hacktivist attacks against us or our customers have in the past and may in the future intensify during periods of heightened geopolitical tensions or armed conflict, such as the ongoing war in Ukraine and the Israel-Hamas War. We may not be able to anticipate the techniques used in such attacks, as they change frequently and may not be recognized until launched. While we have, from time to time, experienced threats to and breaches of our and our third-party vendors' data and systems, to date , to our knowledge, cyber threats and other attacks have not resulted in any material adverse effect to our business or operations, but such threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them.

The complexities in managing the security profile of a distributed network with vast scale and geographic reach that evolves to incorporate new capabilities expose us to both known and unknown vulnerabilities. We have discovered vulnerabilities in software used in our technology, such as the vulnerability in Apache Log4j 2 referred to as “Log4Shell” identified in late 2021 that impacted a large portion of the internet ecosystem, and may have other undiscovered vulnerabilities. Vulnerabilities, resident in either software or configurations, have in the past and may in the future require significant operational efforts to mitigate and may persist for extended periods of time and the effects of any such vulnerability could be exacerbated. Similar security risks exist with respect to acquired companies, our business partners and the third-party vendors that we rely on for aspects of our information technology support services and administrative functions. As a result, we are subject to risks that the activities of our business partners and third-party vendors may adversely affect our business even if an attack or breach does not directly target our systems.

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

For example, with the acquisition of Linode, we continue to adapt procedures for mitigating risks that have in the past or may in the future materialize, including any harms that may arise from abuse of our compute products. If we fail to mitigate these harms or if there is a significant cybersecurity event using our compute products or our compute products are perceived to be less reliable than our competitors, it could result in loss of customers and reputational damage.

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

For example, approximately six percent of our global employees are located in Tel Aviv, Israel and have been and may continue to be impacted by the Israel-Hamas War. A number of our employees have been, and more may be, required to report for military duty which could impact our ability to operate and successfully complete ongoing initiatives particularly with respect to our security offerings and our efforts to move our internal applications from third-party clouds to Akamai Connected Cloud. In addition, further attacks by Hamas or other groups on Israel could further impact our workforce, our operations and our offices located in Tel Aviv. Furthermore, a widening of the conflict in the Middle East or further escalation could lead to broader geopolitical destabilization and macro-economic impacts.

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

Akamai Connected Cloud relies on hardware equipment, including hundreds of thousands of servers deployed around the world. Disruptions in our supply chain have occurred in the past and could prevent us from purchasing needed equipment at attractive prices or at all. For example, we are experiencing an increase in certain server component costs that support our compute build out. In addition, from time to time, it has been, and may continue to be, more difficult to purchase equipment that is manufactured in areas that face disruptions to operations due to unrest, trade sanctions or other political activity, public health issues, safety issues, natural disasters or general economic conditions. Failure to have adequate equipment, including server equipment, could harm the quality of our services, which could lead to the loss of customers and revenue.

Acquisitions and other strategic transactions could result in operating difficulties, dilution, diversion of management attention and other harmful consequences that may adversely impact our business and results of operations.

We expect to continue to pursue acquisitions and other types of strategic relationships that involve technology sharing or close cooperation with other companies. Acquisitions and other complex transactions are accompanied by a number of risks, including the following: difficulty integrating technologies, operations and personnel while maintaining the quality standards; potential disruptions of our ongoing business and distraction of management attention; diversion of financial and business resources from core operations or other attractive investments; financial consequences, such as increased operating expenses, incurrence of material post-closing liabilities, incurrence of additional debt and other dilutive effects on our earnings, particularly in the current environment where we have seen relatively high valuations of, and valuation expectations for, many technology companies and increasing allocation of risk to acquirors; failure to realize synergies or other expected benefits; lawsuits resulting from an acquisition or disposition; the inability to retain the acquired company's key talent; exposure to cybersecurity risks and the cost associated with remediating those risks in connection with the acquisition of IT systems; increased accounting charges such as impairment of goodwill or intangible assets, amortization of intangible assets acquired and a reduction in the useful lives of intangible assets acquired; the need to use substantial portions of available cash or dilutive issuances of securities to finance large transactions; and potential unknown liabilities and regulatory requirements associated with an acquired business.

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

We are reliant on some of our larger customers to direct traffic to our network for a significant part of our revenues. At times, some of our customers have determined that it is better for them to employ a “do-it-yourself” or “DIY” strategy by putting in place equipment, software and other technology solutions for content and application delivery and security protection within their internal systems instead of using our solutions for some or all of their needs. As the amount of money a customer spends with us increases, the risk that they will seek alternative solutions such as DIY or a multi-vendor policy likewise increases. While the number of customers implementing a DIY strategy had been decreasing, current global economic and geopolitical conditions may cause customers to increase their focus on DIY solutions, which could negatively impact traffic on our network, and, as a result, our revenue. For example, a large social media customer has recently taken steps to lower costs and reduce reliance on U.S. providers by optimizing its platform, including using a DIY component, which has reduced traffic on our network and negatively impacted our revenue in the first nine months of 2024. If our customers increase their use of DIY solutions or if multiple additional large customers shift to this model, traffic on our network and our contracted revenue commitments could decrease more significantly, which could negatively impact our business, profitability, financial condition, results of operations and cash flows.

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

We believe our culture has been a key contributor to our success to date. As a result of the diversification of our business, personnel growth, the deployment of our FlexBase program, acquisitions and international expansion in recent years, most of our employees are now based outside of our Cambridge, Massachusetts headquarters.

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

Over the past several years, we have implemented internal restructurings and reorganizations designed to reduce the size and cost of our operations, improve operational efficiencies and reprioritize investments, enhance our ability to pursue market opportunities and accelerate our technology development initiatives. In February 2021, we announced a significant reorganization to create two new business groups linked to our security and edge delivery technologies as well as establishing a unified global sales force. During the first quarter of 2023, management committed to an action to restructure certain parts of the Company, including reducing headcount, to enable it to prioritize investments in the fastest growing areas of the business. In addition, during the third quarter of 2024, management committed to an action to restructure certain parts of the Company, including reducing headcount, with the primary intent of redeploying resources to support the Company's strategic investments. We may take similar steps in the future as we seek to realize operating synergies, optimize our operations to achieve our target operating model and profitability objectives, respond to market forces or better reflect changes in the strategic direction of our business. Disruptions in operations may occur as a result of taking these actions. Taking these actions may also result in significant expense for us, including with respect to workforce reductions, as well as decreased productivity due to employee distraction and unanticipated employee turnover. Substantial expense or business disruptions resulting from restructuring and reorganization activities could adversely affect our operating results.

We may have exposure to greater-than-anticipated tax liabilities.

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, or changes in tax laws, regulations or accounting principles, as well as certain discrete items such as equity-related compensation. The Organisation for

Economic Co-operation and Development (“OECD”) and participating OECD member countries continue to work toward the enactment of a 15% global minimum corporate tax rate for large multinational enterprise groups, also known as "Pillar Two". Many of the participating countries have enacted legislation that became effective beginning in 2024, while other countries continue to work on defining the underlying rules and administrative procedures. Although the enacted and effective legislation in many countries is applicable to us beginning January 1, 2024, and increased our effective income tax rate, the increase did not have a material impact on our overall results of operations or cash flows. We will continue to monitor and evaluate the impacts of the developing legislation.

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

As of the date of this report, we had total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2025, total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2027 and total principal amount of $1,265 million of convertible senior notes outstanding due in 2029. We also entered into a credit facility in November 2022 that provides for an initial $500.0 million revolving credit facility, and under specified circumstances, the credit facility can be increased to up to $1 billion in aggregate principal amount. As of September 30, 2024, there were no outstanding borrowings under the credit facility. Our ability to repay any amounts we borrow under our credit facility, refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the applicable indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through future borrowing under the credit facility or the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. If we do not have sufficient cash upon conversion of the notes or to repurchase the notes following a fundamental change, we would be in default under the terms of the notes, which could seriously harm our business. Although the terms of our credit facility include certain financial ratios that potentially limit our future indebtedness, the terms of the notes do not. If we incur significantly more debt, this could intensify the risks described above. In addition, if we are unable to obtain financing to fund additional capital expenditures, acquisitions, and general corporate and other purposes on reasonable terms, or at all, then our business, operations and financial condition may be harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the third quarter of 2024 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (4)
July 1, 2024 – July 31, 2024	460,086	$94.24	460,086	$2,241,326
August 1, 2024 – August 31, 2024	407,458	98.83	407,458	2,201,057
September 1, 2024 – September 30, 2024	837,116	98.21	837,116	2,118,848
Total	1,704,660	$97.29	1,704,660

(1)Information is based on settlement dates of repurchase transactions.
(2)Consists of shares of our common stock, par value $0.01 per share.
(3)Includes commissions paid, but excludes any estimated excise taxes payable on share repurchases.
(4)Effective January 2022, our board of directors authorized a $1.8 billion share repurchase program through December 2024. Effective May 2024, our board of directors authorized a new $2.0 billion share repurchase program through June 2027, which is in addition to amounts remaining under the January 2022 program.
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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased or Sold
Edward McGowan (Chief Financial Officer)	Adoption (09/09/2024)	Rule 10b5-1 trading arrangement	Sales	Until June 10, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 44,339 shares of common stock (1)

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

Item 6. Exhibits

Exhibit 10.1#*	Akamai Technologies, Inc. Non-Employee Director Compensation Plan

Exhibit 10.2#*	Akamai Technologies, Inc. Amended and Restated U.S. Non-Qualified Deferred Compensation Plan

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.INS)

#	Indicates a management contract or compensatory plan or arrangement
*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

November 8, 2024	By:	/s/ Edward McGowan
Edward McGowan
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)