Form 10-K
period 2024-12-31
AKAMAI TECHNOLOGIES INC
filed 2025-02-24
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $13,428.8 million based on the last reported sale price of the Common Stock on the Nasdaq Global Select Market on June 28, 2024. For the purposes of this disclosure only, the registrant has assumed that its directors and executive officers (as defined in Rule 3b-7 under the Exchange Act) are the affiliates of the registrant.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of February 20, 2025: 150,317,536 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K.

Auditor name:	PricewaterhouseCoopers LLP	Auditor location:	Boston, Massachusetts	PCAOB ID:	238

AKAMAI TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Akamai Technologies, Inc., which we refer to as “we,” “us,” or the “Company.” All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “could,” “expects,” “anticipates,” “intends,” “plans,” “seeks,” “projects,” “estimates,” “should,” “would,” “forecasts,” “if,” “continues,” “goal,” “likely,” “may,” “will,” variations of such words or similar expressions are intended to identify a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make as a result of various factors, including, but not limited to: potential slowing revenue growth, global economic and geopolitical conditions, including changes in customer spending and inflation, our ability to acquire or develop new solutions, our ability to compete effectively, including our ability to continue to grow our compute services and solutions, security risks stemming from ineffective information technology systems or cybersecurity breaches, risks of maintaining global operations, regulatory developments, intellectual property claims or disputes, investment related risks and maintaining an effective system of internal controls. See “Risk Factors” elsewhere in this annual report on Form 10-K and in our other reports filed with the Securities and Exchange Commission for a discussion of certain risks associated with our business. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise, including the potential impact of any mergers, acquisitions, divestitures or other events that may be announced after the date hereof.

PART I

Item 1. Business

Overview

Akamai's mission is to power and protect life online.

Since 1998, Akamai has developed and provided solutions for global enterprises to build, secure and accelerate their applications and digital experiences. Our massively distributed global network is comprised of core and distributed compute sites, more than 4,300 edge points-of-presence in approximately 130 countries and over 700 cities, and our underlying global network integrated with roughly 1,200 network partners. With this scale and distribution, Akamai has visibility and insight into traffic volumes, congestion, attack patterns, vulnerabilities and other activities across the internet's complex intersections of networks and systems. Leveraging these insights, Akamai offers solutions designed to protect our customers from threats and attacks, along with full-stack compute solutions to build and deliver distributed, low-latency applications on our globally distributed network.

Today, billions of people work, learn, shop, bank, communicate and do more online globally. We firmly believe that the internet’s role in transforming the way we exchange ideas and information and conduct business is more vital than ever. Our strategy is to help continue to power and protect business online by offering security and compute services with the industry-leading reliability, scale and expertise our customers need to grow their business with confidence.

Our Solutions

We provide solutions in three core offerings: security, delivery and compute. We also provide services and support for our customers as they utilize our solutions. As part of our mission to make life better for millions of businesses, trillions of times per day, Akamai is committed to enabling our customers to benefit from the latest technology developments. In recent years, artificial intelligence ("AI") has been a major focus of corporate initiatives for enterprises in multiple verticals and across the globe. To help our customers seize on the power and potential of AI, we provide cloud computing infrastructure that they can use to build AI-powered applications; cybersecurity solutions, powered by AI and automation, designed to defend against prompt injections, data exfiltration and toxic outputs; generative AI to improve the speed and efficiency of identifying and investigating malicious or suspect activity; and throughput on our global intelligent network to enable the large volumes of data required to power AI-powered applications and facilitate effective real-time protections.

Security

Our security solutions, threat intelligence and global operations team work to provide defense in depth to safeguard enterprise data and applications. Customers trust Akamai to help keep infrastructure, websites, applications, application programming interfaces ("APIs"), networks and users safe from a multitude of cyberattacks and online threats while improving performance. With insight and automation derived from the world’s most distributed global network, our solutions blend robust automation with customizable protections and managed security services to enable businesses to effectively manage risk and maximize protections. Akamai’s web application and API protection solutions protect web, API and mobile app traffic from attacks that take advantage of security flaws, protection from malicious automated attacks, credential abuse and account takeover, client-side protections that protect end customers from malicious or vulnerable first- and third-party client-side scripts that can lead to audience hijacking and distributed denial of service ("DDoS") mitigation. As adversaries relentlessly refine their evasion techniques, it requires continuous innovation in threat detection and specialized defenses to stay ahead of advanced bot and abuse attacks. Our Bot & Abuse portfolio provides tailored, specialized solutions to help customers protect against these threats. Akamai Account Protector offers full account lifecycle protections including the ability to defend against account takeover and opening abuse, adversarial bot protection, protection against credential stuffing, inventory scalping and hoarding. Akamai Content Protector also helps businesses protect their intellectual property, reputation and revenue potential with solutions designed to stop persistent scrapers from stealing content that can be used for malicious purposes like competitive intelligence/espionage, inventory manipulation, site performance degradation and counterfeiting.

In May 2023, Akamai acquired Neosec, Inc. ("Neosec"), which enabled us to offer a solution we refer to as API Security that works to discover and audit APIs and monitor API activity. API Security complements our application and API security portfolio by extending our visibility into the growing API threat landscape to detect and respond to threats and abuse detection and operates using a response platform based on data and behavioral analytics. In June 2024, Akamai acquired Noname Security Ltd. ("Noname Security"), one of the top API security vendors in the market. This enhanced Akamai’s API Security solution and accelerated our ability to meet growing customer demand and market requirements as the use of APIs continues to expand. Akamai also expects to gain greater scale with Noname Security’s additional sales and marketing resources and established channel and alliance relationships. As a result of the acquisition, Akamai expects to offer a complete API security suite enabling customers to better discover “shadow” APIs and detect vulnerabilities and attacks. Akamai’s enhanced offering expects to have greater deployment choices for customers and access to a portfolio of technology integrations that we believe is unrivaled in the market.

We also offer microservice and application component protection that analyzes and protects application traffic that moves between application components like containers, APIs and workloads. This is part of a growing set of solutions designed to help businesses implement a Zero Trust security architecture. Our acquisition of Guardicore Ltd. ("Guardicore") in October 2021 has enabled us to deliver the Akamai Guardicore Platform, which simplifies enterprise security with broad visibility and granular controls through one console. The Akamai Guardicore Platform simply and efficiently enables Zero Trust through a fully integrated combination of microsegmentation, Zero Trust Network Access, multi-factor authentication, domain name system ("DNS") firewall and threat hunting. Guardicore’s microsegmentation solution helps our customers prevent malicious lateral movement in their network through precise segmentation policies, visuals of activity within their IT environment and network security alerts. The platform leverages AI to simplify user experience, vulnerability assessments, compliance and incident response, helping to protect businesses from the threat of ransomware. AI network labeling examines how assets are behaving and suggests labels to help security teams apply appropriate controls, and generative AI allows security professionals to ask natural language questions of their network, instead of manually poring through logs, to drastically expedite a variety of use cases like compliance scoping and incident response.

Compute

Akamai's cloud computing services, which we sometimes refer to as compute, include compute, storage, networking, database and container management services that are required to build, deploy and secure applications and workloads. The cloud computing services running on Akamai's compute platform enable companies to distribute workloads and applications across our core to edge infrastructure to help solve the cost, performance and scale challenges that centralized cloud computing platforms present today.

In March 2022, Akamai acquired Linode Limited Liability Company ("Linode"), an established cloud computing platform. This acquisition was a significant milestone in our expansion into cloud computing. While Linode was traditionally focused on individual developers, we are leveraging the Linode cloud computing services for enterprise customers by building new enterprise-grade core computing regions and connecting them to the Akamai network, which we believe will give Akamai an advantage over its bigger cloud rivals. Akamai provides a continuum of compute solutions for developers to build and deliver distributed, low-latency applications. We empower businesses to build and deploy massively scalable applications, distribute them to reduce latency and reach underserved locations and work to optimize and secure experiences and data from the core to the digital touchpoint. Akamai’s compute solutions include a broad set of distributed cloud and edge computing services, including virtual machines, graphical processing units, cloud storage and databases, network optimization and security services and lightweight serverless functions to help businesses build, deploy and manage applications and workloads with superior performance and affordability on the world’s most distributed platform.

In 2024, we expanded Akamai's compute platform to span 41 datacenters in 36 locations. This includes upgrades to 5 existing datacenters and the introduction of 11 datacenters. The locations of these datacenters include Denver, Colorado; Houston, Texas; Querétaro, Mexico; Bogotá, Colombia; Santiago, Chile; Marseille, France; Hamburg, Germany; Johannesburg, South Africa; Auckland, New Zealand; Kuala Lumpur, Malaysia; and Melbourne, Australia. Distributed compute regions provide access to powerful dedicated compute, storage and networking services in major metros that lack cloud computing options and availability, enabling organizations to place compute-intensive workloads as close as possible to end users. These regions act as an extension of primary infrastructure deployed in core compute regions for organizations that aim to improve application performance to attract new customers in new or target regions, and/or stabilize performance to meet user expectations. We also introduced new NVIDIA graphics processing units ("GPUs") to provide better productivity and economics for companies in the media and entertainment industry that are challenged with processing video content faster and more efficiently, and for organizations seeking to deploy AI inferencing workloads closer to end users. These GPUs are well-suited for video transcoding and live video streaming, virtual reality and augmented reality content, gaming and graphics rendering, training and inference with neural networks, data analysis and scientific computing and high-performance computing applications, such as modeling and simulation, that require fast and efficient processing of large amounts of data.

In November 2024, we launched the Akamai App Platform, a ready-to-run solution that makes it easy to deploy, manage and scale highly distributed applications. The Akamai App Platform is built on top of the cloud native Kubernetes technology Otomi, which Akamai acquired from Red Kubes Holding B.V. and its subsidiary earlier in the year. The application platform provides ready-to-run templates that address common challenges in deploying, managing and scaling Kubernetes clusters at scale. Instead of relying on multiple departments and spending months sourcing, connecting and configuring the software needed to operate Kubernetes fleets, Akamai’s solution automates the provisioning process, allowing developers to build and deploy highly distributed applications in a few clicks. This can cut deployment time from months to less than an hour and provides near-instant scaling as production workloads grow.

Delivery

Our delivery solutions consist primarily of web and mobile performance focused solutions and media delivery solutions. Our web and mobile performance solutions are architected to enable dynamic websites and applications to have rapid response times, no matter where the user is, what device or browser they are using or how they are connected to the internet. These services leverage intelligent performance optimization and real-time monitoring, origin offload and network reliability and insights that enable enterprises to identify and address performance issues. Akamai web and mobile performance capabilities also include global traffic management, site acceleration, application load balancing, large-scale load testing and real-user monitoring.

Our media delivery solutions are designed to enable enterprises to execute their digital media distribution strategies by addressing volume and global reach requirements, improving the end-user experience, boosting reliability and reducing the cost of internet-related infrastructure. Underlying these solutions is technology to address variable connection speeds and device types, facilitate access to disparate locations around the world, accelerate large file downloads, reliably deliver high-quality live content across various devices and platforms and enable comprehensive insights and real-time online video monitoring. Akamai media delivery solutions include video streaming and video player services, game and software delivery, broadcast operations, authoritative DNS, resolution and data and analytics.

Services and Support

We provide an array of service and support offerings across our core offerings. Through our service and support offerings we work closely with our customers to develop creative and tailored solutions to assist them with integrating, configuring, optimizing and managing our core offerings. Customers can rely on our professional services and security experts for customized solutions, problem resolution and 24/7 customer support. Additional features are available to enterprises that purchase our premium and managed security solutions, including a dedicated technical account team, proactive service monitoring, custom technical support handling, security traffic monitoring, technical security reviews, threat advisories and emergency support for security events.

Human Capital

Our employees – our human capital – are our most valuable resources as they are fundamental to our innovation, the operation and ongoing enhancement of Akamai's solutions and global network, the fostering and maintenance of relationships with our customers and the management of our operations. The importance of our workforce to our success is underscored by the inclusion of corporate mission critical goals centered on our employees. In 2024, we continued to focus on fostering a community that enables employees to be productive, and continuing to deliver a positive experience for both employees and customers by living our values each day. Different aspects of our human capital management are overseen by our board of directors as well as its Talent, Leadership and Compensation Committee and Environmental, Social and Governance Committee.

As of December 31, 2024, we had over 10,700 employees located in more than 30 countries (with approximately 65% of those employees located outside of the U.S.) and representing over 100 nationalities, all of which we believe helps bring a global perspective to our operations. Our employees are grouped across the following roles, with the approximate percentage of the overall population noted: engineering and research and development (36%), services and support (27%), sales and marketing (17%) and administrative functions (20%).

Engagement

We continue to recognize that an engaged employee workforce is key to having the productive, ethical and high-performing workplace needed to successfully compete in today’s marketplace. We conduct quarterly surveys of our entire employee population to assess a variety of key metrics related to important topics, such as engagement, inclusion and overall job satisfaction. Results from these surveys have consistently shown a strong sense of engagement and confidence in Akamai’s future. We have been acknowledged in respected publications across the U.S., India and Poland, among other countries, as a great place to work. Continuing in 2024, all employees were able to participate in a company-wide program, developed by a behavioral research organization, that was intended to help us increase inclusive behaviors, become more open to change and accelerate our innovation. In addition, we work closely with the Akamai Foundation, to provide community service and charitable matching fund opportunities for Akamai employees, endeavors that have been shown to increase employee engagement. The Akamai Compassion Fund was created in 2020, by employees for employees, with support from the Akamai Foundation, and continues to provide a way for Akamai employees to unite and support global colleagues and their families during times of unexpected hardships following a catastrophic event, such as climate events (e.g., hurricane, mudslide, wildfire) and ongoing wars and armed conflicts around the world.

Representation

Akamai is an equal opportunity employer that values the strength that diverse perspectives bring to the workplace. We do not tolerate discrimination on the basis of gender, gender identity, sexual orientation, race or ethnicity, protected veteran status, disability, or other protected group status. Akamai supports a variety of programs and practices designed to support an optimal working environment. We have eight employee resource groups ("ERGs") that offer opportunities for employees to come together for mutual support, education and development. ERGs encompass different racial and ethnic groups, persons with different physical or cognitive abilities, parents, military veterans, the LGBTQIA+ community and women and are open to all employees.

Retention

We have a demonstrated history of investing in our workforce by offering competitive salaries, wages and benefits. Our compensation and benefits philosophy is to maximize the effectiveness of pay and benefits programs to attract and retain the high caliber individuals needed to drive the success of our business, while balancing cost-effectiveness and competitive factors. Our benefits programs (which vary by country and region) include healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules and locations, adoption and fertility assistance, employee assistance programs, tuition assistance and holistic wellness programs. Our wellness programs include educational offerings on healthy lifestyles, access to mental health experts, access to ergonomic advice and equipment and financial wellness support. To foster a stronger sense of ownership and align the interests of employees with shareholders, stock awards are held by the vast majority of our employees under our broad-based stock incentive programs and most employees are eligible to participate in our employee stock purchase plan. We monitor voluntary attrition in assessing our overall human capital. Attrition was slightly up in 2024 when compared to 2023.

We conduct annual internal pay equity analyses (with the assistance of a nationally-recognized outside consultant), and we take action to remedy identified discrepancies when we believe it is appropriate. To date, no widespread patterns of disparity have been identified.

In addition, succession planning is an ongoing priority for our leadership. We conduct annual succession planning for senior leadership, which is overseen by our board of directors, including development plans for the next level of our senior leaders. Annual talent reviews focus on both high performers as well as those with high potential to keep a full pipeline of tomorrow’s leaders.

Development

We invest significant resources in professional development, career advancement and training for our global workforce. All employees are eligible to participate in our Akamai Elevation performance review program, which provides guidance around setting annual performance objectives, developing competencies and receiving feedback. Where appropriate, we offer leadership training workshops, 360-degree feedback and succession planning exercises to encourage and enable internal promotion and advancement. As a result of these investments and others, nearly 15% of open positions were filled with internal candidates in 2024. All employees are required to complete annual ethics and compliance and data security training. In addition to these required trainings, nearly all of our employees and contractors completed at least one training in our Akamai University program during 2024.

FlexBase

In May 2022, we launched FlexBase, which is a flexible work arrangement that allows over 95% of employees to choose to work from their home office, a Company office, an approved workspace or a combination. We believe that a focus on employee choice makes us a more attractive employer, increases productivity, enables us to recruit from a broader and more varied pool of applicants and presents additional growth and development opportunities for our employees. Since 2022, we have rolled out a number of tools and resources to support this program, such as supporting employees with guidance on maximizing our internal tools to deliver great virtual meeting experiences. In addition, we have invested in ensuring that workplace connection remains strong and developed a framework for understanding, measuring and optimizing workplace connection, named CLEAR Connections. CLEAR stands for Colleague, Leader, Employer and Role. We measure each dimension in a quarterly anonymous survey, which allows us to track and report on workplace connection around the world.

Customers

Our customers include many of the world's leading corporations, such as Adobe, Aflac, Airbnb, Asus, Autodesk, Carnival Corporation, The Coca-Cola Company, Comcast, Daiwa Institute of Research, eBay, Electronic Arts, Epic Games, Fidelity Investments, Honda, Japan Airlines, Liberty Mutual, Maersk Transportation & Logistics, Marriott, NBCUniversal, Panasonic, Panera Bread, Paramount Global, Philips, Rabobank, Riot Games, Sony Interactive Entertainment, RTL, Spotify, Telefonica, Toshiba, Ubisoft, WarnerMedia and The Washington Post. We also actively sell to government agencies. As of December 31, 2024, our public-sector customers included the U.S. Census Bureau, the U.S. Department of Defense, the U.S. Department of Labor, the U.S. Department of Transportation and the U.S. Department of the Treasury.

No customer accounted for 10% or more of total revenue for any of the years ended December 31, 2024, 2023 and 2022. Less than 10% of our total revenue in each of the years ended December 31, 2024, 2023 and 2022 was derived from contracts or subcontracts terminable at the election of the federal government.

Sales, Services and Marketing

We market and sell our solutions globally through our field sales and services organization and through many channel partners, including Apukay, AT&T, Avant, BV Tech, Carahsoft, CPD, Deloitte, Deutsche Telecom, Doyen, Kyndryl, Macnica, Microsoft Azure, Netpoleon, Telefonica Group and WWT. In addition to entering into agreements with resellers, we have several other types of sales and marketing focused alliances with entities such as system integrators, application service providers, technology solution distributors, referral partners and marketplaces. By aligning with these partners, we believe we are better able to market our solutions and leverage partners to add valuable services to complement our offerings and improve the customer experience. Our sales, services and marketing professionals are based in locations across the Americas, Europe, the Middle East and Asia-Pacific and focus on direct and channel sales, sales operations, professional services, account management and technical consulting.

To support our sales efforts and promote the Akamai brand, we conduct comprehensive marketing programs to shape perception and drive awareness and consideration of our solutions. Our integrated marketing strategies include public relations, digital programmatic advertising, paid search and SEO marketing, content marketing, social media, strategic alliances, e-mail marketing programs, events and webinars, participation at industry trade shows and ongoing training and sales enablement.

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
•our long-term product roadmaps and ability to quickly innovate;
•scalability;
•security;
•ease of implementation and use of service;
•first-party global services and support across products;
•customer support; and
•price.

We compete with companies offering products and services that provide internet content delivery and hosting services, security and cloud computing solutions, technologies used by carriers to improve the efficiency of their systems, streaming content delivery services and equipment-based solutions for internet performance problems, such as load balancers and server switches. Other companies offer online distribution of digital media assets through advertising-based billing or revenue-sharing models that may represent an alternative method for charging for the delivery of content and applications over the internet. In addition, existing and potential customers may decide to purchase or develop their own hardware, software or other technology solutions rather than rely on a third-party provider like us. Our security solutions compete with those offered by both hardware and software providers. While our compute solutions have historically competed with alternative cloud computing platforms focused on individual developers, we anticipate that going forward our compute solutions will increasingly compete with the large so-called “hyper-scaler” cloud computing providers.

We believe that we compete favorably with other companies in our industry through our global scale, reliability and expertise, which we believe provides the most effective means of meeting the needs of enterprise customers and is unique to us. In our view, we also benefit from the high quality of our offerings, our customer service and the information we can provide to our customers about their online operations and value.

Government Regulation

As a global technology company, Akamai is subject to complex foreign and U.S. laws and regulations in areas such as data privacy and localization, cybersecurity, liability for content delivered over our network, various internet regulations, bribery, sanctions, export controls, competition, tax and foreign exchange controls.

Privacy laws, such as the European Union General Data Protection Regulation and the California Consumer Privacy Act of 2018, impact how we use data generated from our network as well as our ability to reach current and prospective customers, understand how our solutions are being used, transfer data about our employees and respond to customer requests allowed under the applicable laws. Other laws and regulations that apply to the internet related to, among other things, content liability, security and disclosure requirements, critical infrastructure designations, internet resiliency, law enforcement access to information, net neutrality, so-called "fair share" or internet content taxes, data localization requirements, industry regulations applicable to key suppliers to some of our customers and restrictions on social media or other content can have an impact on our business. For instance, regulations have been enacted or proposed in a number of countries that limit the delivery of certain types of content into those countries. As an example, restrictions were adopted in India in 2020 prohibiting access to identified Chinese-owned applications. Enactment and expansion of such laws and regulations in other jurisdictions would negatively impact our revenues or cause us to incur costs to redesign our systems to ensure compliance. In addition, in April 2024, the U.S. government passed legislation that prohibited the provision of certain types of services to a Chinese application if the application was not sold to a neutral third party by January 19, 2025. The Chinese application was not sold to a neutral third party by the January 19th deadline, but President Trump subsequently signed an executive order instructing the U.S. Attorney General to not take any action to enforce the passed legislation for a period of 75 days from January 20, 2025. The Attorney General has since determined that our provision of services to this customer has not violated the law and that we can continue providing services as contemplated by the Executive Order without violating the law and without incurring any legal liability. It is difficult to predict whether the passed legislation will ultimately be enforced and whether any future judicial challenges brought against the executive order will be successful. Even though President Trump has extended the enforcement deadline for a ban on the Chinese application, there is no assurance that we will not be exposed to liability and we may be exposed to significant fines, litigation, indemnification claims, negative publicity, reputational harm, diversion of management attention, interruptions in our operations, financial loss and other similar harms by continuing to provide services to the Chinese application.
We are subject to the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from offering payments or inducements to foreign government officials for the purpose of obtaining or retaining business. To the extent we export technical services, data, products or other technology outside of the U.S., we are subject to U.S. and international laws and regulations governing international trade and exports, including, but not limited to, the International Traffic in Arms Regulations, the Export Administration Regulations and sanctions against embargoed countries and other designated entities and individuals.

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

Intellectual Property

Our success and ability to compete are dependent on developing and maintaining the proprietary aspects of our technology and operating without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. As of December 31, 2024, we owned, or had exclusive rights to, over 560 U.S. patents covering our technology as well as patents issued by other countries. Our U.S.-issued patents have terms extendable to various dates between 2025 and 2043. We do not believe that the expiration of any particular patent in the near future would be materially detrimental to our business. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

Additional Information

Our internet website address is www.akamai.com. We make available, free of charge, on or through our internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto that we have filed or furnished with the Securities and Exchange Commission (the "Commission") as soon as reasonably practicable after we electronically file them with the Commission. We also use our https://www.ir.akamai.com website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this annual report on Form 10-K.

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

Revenue we generate from our delivery solutions is impacted by pricing pressure due to competition and fluctuations in content traffic as a result of, among other factors, changes in the popularity of our customers' content including video delivery and gaming, and economic pressures on our customers that can cause them to take steps to optimize their platforms, including through "do-it-yourself", or DIY, initiatives. For example, revenue from our delivery solutions increased significantly in 2020 due in large part to greater consumption of online media and games during the onset of the COVID-19 pandemic and the associated stay-at-home orders. However, as these orders were lifted and more return-to-work policies were adopted, our revenue from delivery solutions declined. In addition, a large social media company has recently taken steps to lower costs and reduce reliance on U.S. providers, including a DIY component, which we believe is in part a reaction to certain geopolitical pressures, and which has reduced traffic on our network and negatively impacted revenue in 2024. Other customers have and may continue to reduce their traffic with us, negatively impacting revenue. We have continued to experience revenue declines in our delivery solutions and expect this trend to continue in the near future.

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

In addition, an increasing proportion of our revenue has recently been generated by our compute solutions. Our ability to generate revenue in our compute business is dependent on our ability to successfully continue building our compute platform, attract a customer base that has traditionally partnered with more established companies in the compute industry, and develop effective, price competitive and attractive solutions.

If we are unable to increase revenues, our profitability and stock price could suffer. See the risk factor titled, "Global conditions have in the past and may in the future harm our industry, business and results of operations" below.

Global conditions have in the past and may in the future harm our industry, business and results of operations.

We operate globally and as a result, our business, revenues and profitability are impacted by global macroeconomic conditions. The success of our activities is affected by general economic and market conditions, including, among others, inflation, foreign exchange rates, interest rates, tax rates, economic uncertainty, political instability, warfare, changes in laws, trade barriers, the actual or perceived failure or financial difficulties of financial institutions, reduced consumer confidence and spending and economic and trade sanctions. Global economic and geopolitical conditions can impact our customers, causing them to take cost-savings measures that can include optimization and "do-it-yourself", or DIY, initiatives, which can impact our revenues. For example, a large social media company has recently taken steps to lower costs and reduce reliance on U.S. providers by optimizing its platform, including a DIY component, which reduced traffic on our network and negatively impacted our revenue in 2024. The U.S. capital markets have experienced and may continue to experience extreme volatility and disruption in the recent past. Furthermore, inflation rates in the U.S. have been elevated compared to historical rates and have fluctuated. In addition, the Trump administration has indicated an intention to impose tariffs on certain countries that could adversely impact trade relations, result in higher costs and decreased purchasing power of our customers, put increased pressure on supply chains and create general market instability. Such economic volatility has in the past and could in the future adversely affect our business, financial condition, results of operations and cash flows and future market disruptions could negatively impact us. For example, these unfavorable economic conditions could increase our operating costs, which could negatively impact our profitability. Geopolitical destabilization and warfare have impacted and could continue to impact global currency exchange rates, resources from our suppliers and our ability to operate or grow our business.

Additionally, we have offices and employees located in regions that historically have and may again experience periods of political instability, warfare, changes in laws, trade barriers and economic and trade sanctions. Adverse conditions in these countries have in the past and may in the future affect our operations, including disruptions to our workforce, supply chains, networks, financial systems and other critical infrastructure, which could adversely affect our business, results of operations, financial condition and cash flows. For example, approximately six percent of our global employees are located in Israel and some of our employees have been mobilized as members of the Israeli military reserves. Should the Isreal-Hamas war continue, it could cause harm to our employees or otherwise impair their ability to work for extended periods of time.

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

The process of developing new solutions and product enhancements is complex, lengthy and uncertain and has become increasingly complex due to the sophistication of our customers’ needs. The development timetable is uncertain and we may commit significant resources to developing solutions for which a viable market may not ultimately develop. For example, we are investing significant resources in our compute solutions and platform, working on expanding the capacity of these facilities, adding additional sites and developing increased compute features and functionality. Success in these efforts is not guaranteed and will largely depend on our ability to create products that are competitive in the enterprise market, source additional co-location facilities, manage an uncertain supply chain for server related hardware and adapt our offerings to new or emerging technologies and changes in customer requirements, including those related to artificial intelligence workloads. In addition, we have experienced, and may in the future experience, delays in developing and releasing new products and product enhancements. This could cause our expenses to grow more rapidly than our revenue.

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

We compete in markets that are intensely competitive and rapidly changing. Our current and potential competitors vary by size, product offerings and geographic region and range from start-ups that offer solutions competing with a discrete part of our business to large technology or telecommunications companies that offer, or may be planning to introduce, products and services that are broadly competitive with what we do. The primary competitive factors in our market are differentiation of technology, global presence, quality of solutions, reliability, long-term product roadmap, customer service, technical expertise, security, ease-of-use, breadth of services offered, price and financial strength.

Many of our current and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, broader product portfolios, longer operating histories, greater brand recognition and more established relationships in the industry than we do. This is particularly true with respect to our compute solutions, as a small number of very large competitors have established themselves as leaders in the compute business. As a result, some competitors have in the past and may in the future be able to: develop superior products or services; leverage better name recognition, particularly in the security and compute markets; enter new markets more easily or better manage the impact of changes in general economic conditions, geopolitical conditions and industry pressures; gain greater market acceptance for their products and services; enter into long-term contracts with our potential customers; increase their points of presence and proximity to enterprise data centers and end users faster than us; expand their offerings more efficiently and more rapidly; bundle their products that are competitive with ours with other solutions they offer in a way that makes our offerings less appealing to, or more costly for, current and potential customers; more quickly adapt to new or emerging technologies and changes in customer requirements; take advantage of acquisition, investment and other opportunities more readily; offer lower prices than ours, including at levels that may not be profitable for us to match; spend more money on the promotion, marketing and sales of their products and services; offer higher salaries to talented professionals which may impact our ability to hire or retain engineering and other personnel; and implement shorter sales cycles with customers and prospects.

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

Our solutions are highly complex and are designed to be deployed in and across numerous large and complex networks that we do not control. From time to time, we have needed to correct errors and defects in the proprietary and open-source software that underlies our platform that have given rise to service incidents, outages and disruptions or otherwise impacted our operations. We have in the past and could in the future face the loss of customers from these incidents as they seek alternative or supplemental providers. We have also periodically experienced customer dissatisfaction with the quality of some of our delivery, security, compute and other services, which has led to a loss of business and could lead to a loss of customers in the future. Furthermore, most of our customer agreements contain service level commitments. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service, or face contract termination with refunds of prepaid amounts, which could harm our business.

We may not have in place adequate quality assurance procedures to ensure that we detect errors in our hardware, software and open-source components that we use in a timely manner, and we may have insufficient resources to efficiently address multiple service incidents happening simultaneously or in rapid succession. If we are unable to efficiently and cost-effectively fix errors or other problems that we identify and improve the quality of our solutions or systems, or if there are unidentified errors that allow persons to improperly access our services or systems, we could experience litigation, the need to issue credits to customers, loss of revenue and market share, damage to our reputation, diversion of management attention, increased expenses, reduced profitability and other negative consequences which could harm our business.

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

We are devoting significant resources to develop and deploy our own competing compute offering. The rapid development and deployment of new compute infrastructure bears the risk of bugs and unforeseen failures that could affect our reputation and ability to execute our strategies. The risks of such bugs and unforeseen failures introduced to our compute platform by our customers who control many aspects of their use of our compute services and experimental technologies could affect our reputation, ability to execute our strategies and our financial condition. It is also uncertain whether our strategies to develop and deploy our own competing compute offering will attract additional customers or generate enough revenue required to be successful. The costs related to these efforts may also reduce the gross and operating margins we have previously achieved. Failure to adequately and rapidly deploy additional points of presence, increased proximity to enterprise data centers and end users and develop competitive offerings could result in negative publicity, loss of business, diminishing customer appeal and other negative consequences which could harm our business.

Our business relies on our data systems, traffic measurement systems, billing systems, ordering processes and other operational and financial reporting and control systems. We also rely on third-party software for certain essential operational services and a failure or disruption in these services could materially and adversely affect our ability to manage our business effectively. All of these systems have become increasingly complex due to the complexity of our business, use of third-party software and services, acquisitions of new businesses with different systems and changing regulation over controls and procedures. As a result, these systems have in the past and could in the future generate errors that impact traffic measurement or invoicing, revenue recognition and financial forecasting or other parts of our business. We will need to continue to upgrade and improve our data systems, traffic measurement systems, billing systems, ordering processes and other operational and financial systems, procedures and controls. These upgrades and improvements may be difficult and costly. If we are unable to adapt our systems and organization in a timely, efficient and cost-effective manner to accommodate changing circumstances, our business may be adversely affected.

Cybersecurity breaches and attacks on us, our contractors or our third-party vendors, as well as steps we need to take in an effort to prevent them, can lead to significant costs and disruptions that would harm our business, financial results and reputation.

We regularly face attempts to gain unauthorized access or deliver malicious software to Akamai's platforms, products and services and our internal IT systems, with the goal of stealing proprietary information related to our business, products, employees and customers; disrupting our systems and services or those of our customers or others; or demanding ransom to return control of such systems and services. These attempts take a variety of forms, including Distributed Denial of Service ("DDoS") attacks, infrastructure attacks, botnets, malicious file uploads, application abuse, credential abuse, social engineering, ransomware, bugs, viruses, worms and malicious software programs. Additionally, the use of artificial intelligence by bad actors has heightened the sophistication and effectiveness of these types of attacks, and may be used to create attacks that current processes and technologies are unable to adequately address. There have in the past and could in the future be attempts to infiltrate our systems through our supply chain and contractors. Malicious actors are known to attempt to fraudulently induce employees and suppliers to disclose sensitive information through illegal electronic spamming, phishing or other tactics. Other parties may attempt to gain unauthorized physical access to our facilities in order to infiltrate our internal-use information systems. Furthermore, nation state and hacktivist attacks against us or our customers have in the past and may in the future intensify during periods of heightened geopolitical tensions or armed conflict, such as the ongoing war in Ukraine and the Israel-Hamas War. We may not be able to anticipate the techniques used in such attacks, as they change frequently and may not be recognized until launched. The rapidly changing geopolitical landscape may also create new, unexpected, or unknown risks for which we may not immediately be prepared, requiring increased risk mitigation expenditures. While we have, from time to time, experienced threats to and breaches of our and our third-party vendors' data and systems, to date, to our knowledge, cyber threats and other attacks have not resulted in any material adverse effect to our business or operations, but such threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them.

The complexities in managing the security profile of a distributed network with vast scale and geographic reach that evolves to incorporate new capabilities expose us to both known and unknown vulnerabilities. We have discovered vulnerabilities in software and hardware used in our technology, such as the AMD "Inception" vulnerability identified in mid-2023 that potentially impacted a large portion of the internet ecosystem, and may have other undiscovered vulnerabilities. Vulnerabilities, resident in software, hardware or configurations, have in the past and may in the future require significant operational efforts to mitigate and may persist for extended periods of time and the effects of any such vulnerability could be exacerbated. Similar security risks exist with respect to acquired companies, our business partners and the third-party vendors that we rely on for aspects of our information technology support services and administrative functions. As a result, we are subject to risks that the activities of our business partners and third-party vendors may adversely affect our business even if an attack or breach does not directly target our systems.

To protect our corporate and deployed networks, we aim to continuously engineer more secure solutions, enhance security and reliability features, improve the deployment of software updates to address security vulnerabilities, develop mitigation technologies that help to secure customers from attacks and maintain the digital security infrastructure that protects the integrity of our network and services. For example, our ongoing efforts to continually enhance the security and reliability of our globally distributed infrastructure, customer applications and corporate systems comprise various initiatives and mitigation efforts, including but not limited to upgrading access and configuration controls; improving security instrumentation, monitoring, detection and prevention tools; enhancing software inventory and tracking and patching systems; upgrading encryption processes and protections; enhancing authorization methods in applications; enhancing data loss prevention and endpoint security management capabilities; upgrading vulnerability identification, assessment and remediation processes and technologies; and enhancing the security of passwords and other credentials, as applicable and appropriate. Our efforts to engineer more secure solutions are frequently costly, with a negative impact on near-term profitability, and may be unsuccessful in preventing security incidents that may have an adverse effect on our business and reputation.

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

Any actual, alleged or perceived breach of network security in our systems or networks, or any other actual, alleged or perceived compromise or data security incident we, our customers or our third-party suppliers suffer, has in the past and could in the future result in damage to our reputation; negative publicity; loss of channel partners, customers and sales; loss of revenue; loss of competitive advantages; increased costs to remedy any problems and otherwise respond to any incident; regulatory investigations and enforcement actions and fines; costly litigation; and other liabilities.

If we cannot maintain compatibility with our customers’ IT infrastructure, including their chosen third-party services, our business will be harmed.

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

A significant portion of our hiring, new customers and revenue growth in recent years has been attributable to our business outside the U.S. Our operations in international countries subject us to risks that may increase our costs, impact our financial results, disrupt our operations or make our operations less efficient and require significant management attention. These risks include: foreign exchange rate risks; uncertainty regarding liability for content or services, including uncertainty as a result of local laws and lack of legal precedent; loss of revenues if the U.S. or international governments impose limitations on doing business with significant current or potential customers; difficulty in staffing, training, developing and managing international operations as a result of distance, language, cultural differences, differences in employee/employer relationships or regulations; theft of intellectual property in high-risk countries where we operate; difficulties in enforcing contracts, collecting accounts and longer payment cycles in certain countries; difficulties in transferring funds from, or converting currencies in, certain countries; managing the costs and processes necessary to comply with export control, sanctions, such as the sanctions imposed in connection with the Russian invasion of Ukraine, anti-bribery, data protection, cybersecurity and competition laws and regulations or other regulatory or contractual limitations on our ability to sell or develop our products and services in certain international markets; macroeconomic developments and changes in the labor markets in which we operate; geopolitical developments, including any that impact our or our customers’ ability to operate in or deliver content to a country; other circumstances outside of our control such as trade disputes, including the imposition of tariffs by the United States on imports from certain countries and any resulting counter-tariffs or macroeconomic impacts, political unrest, warfare, military or armed conflict, such as the Russian invasion of Ukraine and the Israel-Hamas War, terrorist attacks, public health emergencies, energy crises and natural disasters that could disrupt our ability to provide services or limit customer purchases of them.

For example, approximately six percent of our global employees are located in Israel and have been and may continue to be impacted by the Israel-Hamas War. A number of our employees have been, and more may be, required to report for military duty which could impact our ability to operate and successfully complete ongoing initiatives particularly with respect to our security offerings and our efforts to move our internal applications from third-party clouds to our compute platform. Furthermore, a widening of the conflict in the Middle East or further escalation could lead to broader geopolitical destabilization and macro-economic impacts.

In addition, we are subject to laws and regulations worldwide that differ among jurisdictions, affecting our operations in areas such as intellectual property ownership and infringement; tax; anti-bribery; internet and technology regulations; so-called "fair share" or internet content taxes; foreign exchange controls and cash repatriation; data privacy; cyber security; competition; consumer protection; corporate sustainability; and employment. Compliance with such requirements can be onerous and expensive and may otherwise impact our business operations negatively. Although we have policies, controls and procedures designed to help ensure compliance with applicable laws, there can be no assurance that our employees, contractors, suppliers, customers or agents will not violate such laws or our policies. Violations of these laws and regulations can result in fines; additional costs related to governmental investigations; criminal sanctions against us, our officers or our employees; prohibitions on the conduct of our business; and damage to our reputation.

Our business strategy depends on the ability to source adequate transmission capacity, co-location facilities and the equipment we need to operate our network; failure to have access to those resources could lead to loss of revenue and service disruptions.

To operate and grow our globally distributed network serving our portfolio of services, we are dependent in part upon transmission capacity provided by third-party telecommunications network providers, the availability of co-location facilities to house our servers and equipment to support our operations. We may be unable to purchase the bandwidth and space we need from these providers due to limitations on their resources, increasing energy costs or other reasons outside of our control. In particular, our efforts to increase the size and scale of our network infrastructure have required and may continue to require procuring significant additional space in co-location facilities. Inability to access facilities where we would like to install servers, or perform maintenance on existing servers for any reason impedes our ability to expand or maintain capacity. As a result, there can be no assurance that we are adequately prepared for unexpected increases in capacity demands by our customers. Failure to put in place the capacity we require to operate our business effectively could result in a reduction in, or disruption of, service to our customers and ultimately a loss of those customers.

Akamai's platforms, products and services rely on hardware equipment, including hundreds of thousands of servers deployed around the world. Disruptions in our supply chain have occurred in the past and could prevent us from purchasing needed equipment at attractive prices or at all. For example, we are experiencing continued volatility in certain server component costs that support the continued build out of our compute platform. In addition, from time to time, it has been, and may continue to be, more difficult to purchase equipment that is manufactured in areas that face disruptions to operations due to unrest, trade sanctions or other political activity, public health issues, safety issues, natural disasters or general economic conditions. For example, tariffs imposed by the United States on other countries and any resulting counter-tariffs will likely lead to increasing costs and supply chain disruptions. Failure to have adequate equipment, including server and other networking equipment, could harm the quality of our services, which could lead to the loss of customers and revenue.

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

The data practices and technology systems of businesses that we have acquired, or may acquire, and our efforts to integrate our acquisitions with our existing technologies have in the past and may in the future pose risks, such as cybersecurity vulnerabilities or past cybersecurity or privacy incidents. Following an acquisition, we work to enhance the security and reliability of our systems. As such, there is a period of increased cybersecurity risk during the period between closing an acquisition and the completion of our security upgrades and integration. For example, as part of the integration of the Linode compute platform into Akamai's platform and the migration of certain applications and products from third party cloud providers onto Akamai's compute platform, we have been working to enhance the security and reliability of the integrated systems. While we continue to make progress on these efforts, the mitigation of a number of risks is ongoing and thus certain underlying vulnerabilities remain that, if exploited, could negatively impact Akamai's platform and our customers. Despite our efforts to enhance the security and reliability of our systems, our information technology systems and those of third parties with whom we do business or communicate may be damaged, disrupted, or shut down due to attacks by unauthorized access, malicious software, computer viruses, undetected intrusion, hardware failures, or other events. In addition, our disaster recovery plans may be ineffective or inadequate.

Any inability to integrate completed acquisitions or combinations in an efficient and timely manner could have an adverse impact on our results of operations.

If current and potential large customers shift to DIY internal solutions for content and application delivery or security protection, our business will be negatively impacted.

We are reliant on some of our larger customers to direct traffic to our network for a significant part of our revenues. At times, some of our customers have determined that it is better for them to employ a “do-it-yourself” or “DIY” strategy by putting in place equipment, software and other technology solutions for content and application delivery and security protection within their internal systems instead of using our solutions for some or all of their needs. As the amount of money a customer spends with us increases, the risk that they will seek alternative solutions such as DIY or a multi-vendor policy likewise increases. While the number of customers implementing a DIY strategy had been decreasing, current global economic and geopolitical conditions may cause customers to increase their focus on DIY solutions, which could negatively impact traffic on our network, and, as a result, our revenue. For example, a large social media customer has recently taken steps to lower costs and reduce reliance on U.S. providers by optimizing its platform, including using a DIY component, which has reduced traffic on our network and negatively impacted our revenue in 2024 and is likely to continue to do so in the future. If our customers increase their use of DIY solutions or if multiple additional large customers shift to this model, traffic on our network and our contracted revenue commitments could decrease more significantly, which could negatively impact our business, profitability, financial condition, results of operations and cash flows.

If we are unable to recruit and retain key employees and qualified sales, research and development, technical, marketing and support personnel, our ability to compete could be harmed.

Our future success depends upon the services of our executive officers and other key technology, sales, research and development, marketing and support personnel who have critical industry experience and relationships. Attracting, hiring and retaining highly skilled and qualified employees continues to be a priority and a key dependency for our ongoing success. If we fail to attract new personnel, fail to retain and motivate our current personnel or fail to effectively train our employees to support our business needs, our business and future growth prospects could suffer. For example, none of our officers or key employees are bound by an employment agreement for any specific term, and members of our senior management have left our company over the years for a variety of reasons. In addition, effective succession planning is important to our long-term success and our failure to ensure effective transfer of knowledge and smooth transitions involving our officers and other key personnel could hinder our strategic planning and execution.

In addition, our future success will depend upon our ability to attract, train and retain employees, particularly in our expected areas of growth such as security and cloud computing. Such efforts will require time, expense and attention by our employees as there is significant competition for talented individuals. This competition results in increased costs in the form of cash and stock-based compensation and can have a dilutive impact on our stock. In addition, our ability to hire and retain employees may be adversely affected by volatility in the price of our stock or our ability to obtain shareholder approval to offer additional stock to our employees, because a significant portion of our compensation is in the form of equity grants. We are retasking certain employees to work on our compute solutions which will require the use of our resources and if we are unable to successfully retrain our employees, our compute business may suffer. Furthermore, geopolitical events may impact our retention efforts. For example, the Israel-Hamas War has and could continue to impact our workforce in Israel as employees have been and may continue to be required to report for military service or have other competing priorities. The loss of the services of a significant number of our employees or any of our key employees or our inability to attract and retain new talent in a timely fashion may be disruptive to our operations and overall business.

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

We rolled out our FlexBase program in May 2022, which allows the more than 95% of our workforce designated as flexible to choose to work from an Akamai office, their home office, an approved workspace, or a combination of all three. This program could, among other things, negatively impact employee morale and productivity, inhibit our ability to effectively train new employees and impede our ability to support customers at the levels they expect. In addition, certain security systems in homes or other remote workplaces may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Members of our workforce who access company data and systems remotely may not have access to technology that is as robust as that in our offices, which could cause the networks, information systems, applications and other tools available to those remote workers to be more limited or less reliable than in our offices. We may also be exposed to risks associated with the locations of remote workers, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. If we are unable to effectively maintain a hybrid workforce, manage the cybersecurity and other risks of remote work and maintain our corporate culture and workforce morale, our business could be harmed or otherwise negatively impacted.

Our restructuring and reorganization activities may be disruptive to our operations and harm our business.

Over the past several years, we have implemented internal restructurings and reorganizations designed to reduce the size and cost of our operations, improve operational efficiencies and reprioritize investments, enhance our ability to pursue market opportunities and accelerate our technology development initiatives. During the first quarter of 2023 and the third quarter of 2024, management committed to actions to restructure certain parts of the Company, including reducing headcount, to enable it to prioritize investments in the fastest growing areas of the business and redeploy resources to support the Company's strategic investments. We may take similar steps in the future as we seek to realize operating synergies, optimize our operations to achieve our target operating model and profitability objectives, respond to market forces or better reflect changes in the strategic direction of our business. Disruptions in operations may occur as a result of taking these actions. Taking these actions may also result in significant expense, including with respect to workforce reductions, decreased productivity due to employee distraction and unanticipated employee turnover. Substantial expense or business disruptions resulting from restructuring and reorganization activities could adversely affect our operating results.

We may have exposure to greater-than-anticipated tax liabilities.

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, or changes in tax laws, regulations or accounting principles, as well as certain discrete items such as equity-related compensation. The Organisation for Economic Co-operation and Development (“OECD”) and participating OECD member countries continue to work toward the enactment of a 15% global minimum corporate tax rate for large multinational enterprise groups, also known as "Pillar Two". Many of the participating countries have enacted legislation that became effective beginning in 2024, while other countries continue to work on defining the underlying rules and administrative procedures. Although the enacted and effective legislation in some countries was applicable to us as of January 1, 2024, and increased our effective income tax rate, the increase did not have a material impact on our overall results of operations or cash flows. We will continue to monitor and evaluate the impacts of the developing legislation.

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

The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given period. This exposure is the result of selling in multiple currencies, headcount in foreign locations and operating in countries where the functional currency is the local currency. Revenue generated and expenses incurred by our international subsidiaries are often denominated in their local currencies, but many of our expenses related to our operations in foreign jurisdictions are denominated in U.S. dollars. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries are translated from local currencies into U.S. dollars. For example, in 2024, the strength of the U.S. dollar had a negative impact on our revenue and a positive impact on our operating expenses. In addition, our financial results are subject to changes in exchange rates that impact the settlement of transactions in non-functional currencies.

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

We utilize third-party technology software, services and other technology to operate critical functions of our business, including the integration of certain of these technologies into our network, products and services. If these software, services, or other technology become unavailable, malfunction or contain vulnerabilities, our expenses could increase and our ability to operate our network, provide our products and our results of operations could be impaired until equivalent software, technology, or services are purchased or developed or any identified vulnerabilities or malfunctioning are remedied. If we are unable to procure the necessary third-party technology we may need to acquire or develop alternative technology, or we may have to resort to utilizing alternative technology of lower quality. This could limit and delay our ability to offer new or competitive products and increase our costs of production. As a result, our business could be significantly harmed. In addition, the use of third-party technology may expose us to third-party claims of intellectual property infringement which could cause us to incur significant costs in defense or alternative sourcing.

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

We may not be successful in our artificial intelligence initiatives, which could adversely affect our business, reputation, or financial results.

Artificial intelligence ("AI"), presents new risks and challenges that may affect our business. We have made, and expect to continue to make investments to integrate AI and machine learning technology into our products and solutions. Given the nature of AI technology, we face significant competition from other companies and an evolving regulatory landscape. Our AI efforts may not be successful and our competitors may incorporate AI into their products more successfully than us, which could impair our ability to compete effectively and adversely affect our financial results. The rapid evolution of AI combined with the uncertain and often inconsistent regulatory landscape may require significant additional resources and costs and could in some cases limit our ability to implement AI capabilities in our solutions or to use AI to support business operations. Further, data used to train AI-based systems may lead to harm to our reputation. Despite our implementation of programs designed to support responsible AI use and development, we may not successfully address all issues that may arise. For example, privacy concerns, user consent, supply chain security, transparency and the accuracy, completeness and suitability of data sets are all potential issues that could adversely affect our business, reputation, or financial results.

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

U.S. and international laws and regulations that apply to the internet related to, among other things, content liability, security requirements, law enforcement access to information, critical infrastructure, net neutrality, so-called "fair share" or internet content taxes, international data transfer restrictions, sanctions, export controls and restrictions on social media or other platforms, applications or content could pose risks to our revenues, intellectual property and customer relationships as well as increase expenses or create other disadvantages to our business. Section 230 of the U.S. Communications Decency Act, often referred to as Section 230, gives websites that host user-generated content broad protection from legal liability for content posted on their sites. Proposals to repeal or amend Section 230 could expose us to greater legal liability in the conduct of our business. Our Acceptable Use Policy prohibits customers from using our network to deliver illegal or inappropriate content; if customers violate that policy, we may nonetheless face reputational damage, enforcement actions or lawsuits related to their content. Further, laws and regulations related to content could cause internet service providers, or others, to block our products in order to enforce content-blocking efforts. Efforts to block a single product or domain name may end up blocking a number of other products or domain names in an overbroad manner that could affect our business.

Regulations have also been enacted or proposed in a number of countries that limit the delivery of certain types of content into those countries. Enactment and expansion of such laws and regulations would negatively impact our revenues. For example, restrictions were adopted in India in 2020 prohibiting access to identified Chinese-owned applications which caused a reduction in revenue to us. In addition, in April 2024, the U.S. government passed legislation that prohibited the provision of certain types of services to a Chinese application if the application was not sold to a neutral third party by January 19, 2025. The Chinese application was not sold to a neutral third party by the January 19th deadline, but President Trump subsequently signed an executive order instructing the U.S. Attorney General to not take any action to enforce the passed legislation for a period of 75 days from January 20, 2025. The Attorney General has since determined that our provision of services to this customer has not violated the law and that we can continue providing services as contemplated by the Executive Order without violating the law and without incurring any legal liability. In the past year, this customer has taken steps to lower costs and reduce reliance on U.S. providers by optimizing its platform, including using a DIY component. This has negatively impacted revenue growth rates in 2024, and we expect revenue from this customer to decline over the next few years, regardless of whether this legislation is enforced or takes effect. It is difficult to predict whether the passed legislation will ultimately be enforced and whether any future judicial challenges brought against the Executive Order will be successful. Even though President Trump has extended the enforcement deadline for a ban on the Chinese application, there is no assurance that we will not be exposed to liability and we may be exposed to significant fines, litigation, indemnification claims, negative publicity, reputational harm, diversion of management attention, interruptions in our operations, financial loss and other similar harms by continuing to provide services to the Chinese application.

In addition, enactment and expansion of laws related to the use of artificial intelligence and machine learning in our operations and increased regulation of cloud service providers also could increase the costs of doing business, subject us to potential liability or regulatory risk and introduce other disadvantages to our business, including brand or reputational harm. Interpretations of laws or regulations that would subject us to regulatory enforcement actions, supervision or, in the alternative, require us to exit a line of business or a country, could lead to the loss of significant revenues and have a negative impact on the quality of our solutions. Engineering efforts to build new capabilities to facilitate compliance with law enforcement access requirements, content access restrictions or other regulations could require us to take on substantial expenses and divert engineering resources from other projects. These circumstances could harm our profitability.

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

From time to time, we are or may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent, commercial, product liability, breach of contract, employment, class action, whistleblower, other litigation, claims and governmental and other regulatory investigations and proceedings. In addition, under our charter, we could be required to indemnify and advance expenses to our directors and officers in connection with their involvement in certain actions, suits, investigations and other proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable and may not be covered by insurance, there can be no assurance that the results of any litigation matters will not have an adverse impact on our business, results of operations, financial condition or cash flows.

Global climate change, other disruptions and related natural resource conservation regulations could adversely impact our business.

The long-term effects of climate change on the global economy and our industry in particular remain unknown. For example, changes in weather where we operate may increase the costs of powering and cooling computer hardware we use to develop software and provide cloud services. In addition, catastrophic natural disasters, such as an earthquake, fire, flood or other act of God and any similar disruption, as well as any derivative disruption, such as those to services provided through localized physical infrastructure, including utility or telecommunication outages, or any to the continuity of our, our partners’, suppliers’ and our customers’ workforce, could have a material adverse impact on our business and operating results. In addition, pandemics or other public health crises, as well as any derivative disruptions such as those experienced during the COVID-19 pandemic, in places where we operate may adversely affect our results of operations. Our global operations are dependent on our network infrastructure, technology systems and website, including the supply of servers from our third-party partners, as well as our intellectual property and personnel and any disruption to these dependencies may negatively impact our ability to respond to customers, provide services and maintain local and global business continuity. Furthermore, some of our products and business functions are hosted or carried out by third parties that may be vulnerable to these same types of disruptions, the response to or resolution of which may be beyond our control. Any disruption to our business could cause us to incur significant costs to repair damages to our facilities, equipment, infrastructure and business relationships.

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

The market price of our common stock has historically been volatile. Trading prices for our common stock may continue to fluctuate in response to a number of events and factors, including the following: quarterly variations in operating results; changes in guidance or failure to meet guidance; announcements by our customers related to their businesses that could be viewed as impacting their usage of our solutions; market speculation about whether we are a takeover target or considering a strategic transaction; announcements by us regarding acquisitions; announcements by competitors; activism by any single large stockholder or combination of stockholders or rumors about such activity; changes in financial estimates and recommendations by securities analysts; failure to meet the expectations of securities analysts; purchases or sales of our stock by our officers and directors; general economic conditions and other macroeconomic factors, such as inflationary pressures, foreign currency exchange rate fluctuations, energy prices, reduced consumer spending, elevated interest rates, imposition of tariffs, recessionary economic cycles, protracted economic slowdowns and overall market volatility; repurchases of shares of our common stock; the issuance of additional shares or securities convertible into, or exchangeable or exercisable for, shares of our common stock, including under our equity compensation plans; entry into, or termination of, relationships with material customers and partners; and performance by other companies in our industry.

Furthermore, our revenue, particularly that portion attributable to usage of our solutions beyond customer commitments, can be difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. This concern is particularly acute with respect to our media and commerce customers. In the future, our customer contracting models may change to move away from a committed revenue structure to a “pay-as-you-go” approach, which could make it easier for customers to reduce the amount of business they do with us or leave altogether. Changes in billing models and committed revenue requirements could, therefore, create challenges with our forecasting processes. Because a significant portion of our cost structure is largely fixed in the short-term, revenue shortfalls tend to have a disproportionately negative impact on our profitability. If we announce revenue or profitability results that do not meet or exceed our guidance, issue guidance that does not meet or exceed market expectations, or make changes in our guidance with respect to future operating results, our stock price may decrease significantly as a result.

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

As of the date of this report, we had total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2025, total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2027 and total principal amount of $1,265.0 million of convertible senior notes outstanding due in 2029. We also entered into a credit facility in November 2022 that provides for an initial $500.0 million revolving credit facility, and under specified circumstances, the credit facility can be increased to up to $1 billion in aggregate principal amount. As of December 31, 2024, there were no outstanding borrowings under the credit facility. Our ability to repay any amounts we borrow under our credit facility, refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the applicable indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through future borrowing under the credit facility or the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. If we do not have sufficient cash upon conversion of the notes or to repurchase the notes following a fundamental change, we would be in default under the terms of the notes, which could seriously harm our business. Although the terms of our credit facility include certain financial ratios that potentially limit our future indebtedness, the terms of the notes do not. If we incur significantly more debt, this could intensify the risks described above. In addition, if we are unable to obtain financing to fund additional capital expenditures, acquisitions and general corporate and other purposes on reasonable terms, or at all, then our business, operations and financial condition may be harmed.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our customers rely upon Akamai to power and protect the online experiences of their end user customers. We provide security, delivery and compute solutions and services and maintain internal systems and other data associated with running our business. We have implemented cybersecurity risk management programs and procedures designed to identify and address threats to both internal and customer facing data and systems that are subject to ongoing compliance assessments, certifications and testing.

Under the oversight and direction of the Akamai executive management team and the Audit Committee of Akamai’s board of directors, the Chief Security Officer (the “CSO”) has primary responsibility for overseeing Akamai’s management of cybersecurity risks. Reporting to the Chief Executive Officer through the Company's Executive Vice President and General Manager of the Security Technology Group, the CSO leads Akamai’s Information Security Committee, which works cross-functionally with other Akamai departments, including legal, business, policy and technical functions, as appropriate, to exchange information related to cybersecurity. Our current CSO is an accomplished security professional with over 15 years of experience in building and leading information security teams at both public and private companies. Akamai’s information security team is comprised of senior ranking staff who have experience in a broad range of security domains, including security operations, software security, risk management and auditing.

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

The information security team, under the authority of the CSO, has developed a cybersecurity risk management program that addresses four primary operational pillars:

•researching, monitoring and identifying significant cybersecurity threats and risks across Akamai and the larger internet ecosystem taking into account malicious actors, software vulnerabilities and other threat sources;
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

Item 2. Properties

Since May 2022 we have operated as a flexible workplace, where employees can choose to work from their home office, a Company office, an approved workspace or a combination. However, our headquarters is located in Cambridge, Massachusetts where we lease approximately 659,000 square feet, of which approximately 285,000 square feet is currently subleased to third parties. We also have offices in other locations in the U.S. and other countries, the largest of which are Bangalore, India; Krakow, Poland; and Tel Aviv, Israel. All of our facilities are leased. We believe our facilities are sufficient to meet our needs.

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

As of February 20, 2025, there were 173 holders of record of our common stock.

We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying or declaring any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the fourth quarter of 2024 (in thousands, except share and per share data):

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
October 1, 2024 – October 31, 2024	452,321	$102.87	452,321	$2,072,316
November 1, 2024 – November 30, 2024	500,295	92.86	500,295	2,025,861
December 1, 2024 – December 31, 2024	467,548	97.07	467,548	1,980,477
Total	1,420,164	$97.43	1,420,164

(1)Information is based on settlement dates of repurchase transactions.
(2)Consists of shares of our common stock, par value $0.01 per share.
(3)Includes commissions paid, but excludes any estimated excise taxes payable on share repurchases.
(4)Effective January 2022, our board of directors authorized a $1.8 billion share repurchase program through December 2024. Effective May 2024, our board of directors authorized a new $2.0 billion share repurchase program through June 2027, which was in addition to amounts remaining under the January 2022 program.

During the year ended December 31, 2024, we repurchased 5.6 million shares of our common stock for an aggregate purchase price of $557.5 million.

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

Overview

We develop and provide solutions for global enterprises to build, secure and accelerate their applications and digital experiences through our massively distributed global network, which underpins our security, delivery and compute solutions, and is central to our financial success. The key factors that influence our financial success are our ability to build on recurring revenue commitments, increase traffic on our network, continue to develop, scale and successfully bring to market our compute platform and compute-to-edge solutions that meet the needs of professional users and enterprises, including with respect to reliability, effectively manage the prices we charge for our solutions, develop new products and appropriately manage our capital spending and other expenses. The purpose of this discussion and analysis section is to provide material information relevant to an assessment of our financial condition and results of operations from management’s perspective, including to describe and explain key trends, events and other factors that impacted our reported results and that are likely to impact our future performance.

Revenue

We primarily derive revenue from the sale of services to customers pursuant to contracts having terms of one year or longer, which allows us to have a consistent and predictable base level of revenue. Services included in our contracts consist of security solutions, the delivery of content, applications and software over the internet, compute solutions and professional services. In addition to a base level of revenue, we are also dependent on our ability to increase our product offerings and to cross-sell additional services to our new and existing customers, particularly for our security and compute solutions portfolios.

Our revenue is also impacted by customer renewals and the pricing for such renewals, the rate of adoption and timing of customer offerings, variability of one-time events, usage of compute services and the amount of traffic we serve on our network. Geopolitical, economic and other developments that impact our customers' businesses can also impact our ability to attract new customers or continue to cross-sell additional services to existing customers and traffic levels for customers with variable usage. Over the longer term, our ability to expand our product portfolio and to effectively manage the prices we charge for our solutions are key factors impacting our revenue growth.

We have observed the following trends related to our revenue in recent years:

•Increased sales of our security solutions, led by application security solutions and segmentation solutions from our acquisition of Guardicore Ltd., and increased sales of our compute solutions, attributable to our acquisition of Linode Limited Liability Company ("Linode") and enhanced services on our compute platform, have made a significant contribution to revenue growth. Our security and compute solutions represented over two-thirds of our total revenue during 2024. We plan to continue to invest in these areas with a focus on further advancing our product portfolios and sales capabilities.

•Traffic on our network has moderated as compared to prior years. We, and the industry more broadly, are seeing growth at a slower pace than we have experienced in the past. In particular, we are seeing traffic growth slowing in verticals such as media and gaming, as these customers optimize their traffic and manage through underlying business challenges at a time of global economic and geopolitical headwinds. For instance, a large social media customer has taken steps to lower costs and reduce reliance on U.S. providers by optimizing its platform, including using a “do-it-yourself” component, which has reduced traffic on our network and negatively impacted our revenue in 2024. We expect this trend to continue in 2025. If our customers' businesses continue to be impacted by economic and geopolitical headwinds, they may reduce their spending, optimize their traffic or may increase their reliance on “do-it-yourself” solutions, which may negatively impact traffic on our network and revenue.

•The prices paid by some of our delivery and security customers have declined in recent years due to competition and contract renewals, which negatively impacts our revenue growth rates. We have been able to mitigate some of the negative impacts to our revenue growth rates by upselling incremental solutions to our existing customers. We continue to take steps upon contract renewals to sign customers to multi-year contracts and to optimize how we charge certain high-volume traffic customers to maintain alignment between customer traffic volumes and unit pricing.

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

Expenses

Our level of profitability is impacted by our expenses, including direct costs to support our revenue such as bandwidth and co-location costs, which includes energy to power our network. We have observed the following trends related to our profitability in recent years:

•Co-location costs are a significant portion of our cost of revenue. As we continue to build out our new compute locations to provide us with the ability to scale our platform, we have entered into, and expect to continue to enter into, longer term leases that include certain financial commitments in order to achieve more favorable unit economics. The costs of the financial commitments are expensed ratably over the lease term, and, as a result, in some cases, we are incurring costs in advance of these compute locations being fully utilized. We continue to improve our internal-use software and remain disciplined in managing our hardware deployments, which enables us to use servers more efficiently. We will continue to effectively manage our co-location costs.

•Network bandwidth costs are also a significant portion of our cost of revenue. Historically, we have been able to mitigate increases in these costs through investment in internal-use software development to improve the performance and efficiency of our network. We will continue to effectively manage our bandwidth costs.

•Network build-out and supporting service costs represent another significant portion of our cost of revenue. These costs include maintenance and supporting services incurred as we continue to build out our compute platform and maintain our global network, and costs of third-party cloud providers used for some of our operations. We have seen these costs increase in recent years as a result of our network expansion, and particularly the build out of our compute platform. We previously experienced increased costs from third-party cloud providers, but continue to mitigate those costs by migrating to our own compute solutions and working to optimize third-party cloud spend. We will continue to effectively manage our network build-out and supporting service costs and continue to migrate third-party cloud services to our compute platform in an effort to manage costs.

•Our employees are core to the operations of our business, and payroll and related costs, including stock-based compensation, is our largest expense. It is important to the success of operations that we offer competitive compensation packages. However, we are focused on remaining disciplined in allocating our resources to support our faster growing security and compute solutions, including maintaining operational efficiencies to mitigate the rising cost of talent. In 2023 we redesigned one of our non-executive short-term incentive compensation programs by shifting certain employees from a cash-based to stock-based program, and in 2024 we transitioned more employees to this program. During 2023, we also introduced a non-executive incentive program tied to our initiative to migrate certain third-party cloud services onto Akamai's platform. These programs were designed to better align employee incentives with the interests of our stockholders, which increased our stock-based compensation.

•Depreciation expense related to our network equipment also contributes to our overall expense levels. In recent years, we have invested in our network, particularly as part of building out our compute infrastructure, which increased our capital expenditures and resulting depreciation expense. We are also experiencing an increase in certain server component costs that support the continued build out of our compute platform. We plan to continue to make investments in capital expenditures, including to support recently acquired contracts, and focus investments on our faster growing compute solutions, including support for a new enterprise compute customer.

•Growth in our international operations incrementally increases our exposure to foreign currency fluctuations. Because we publicly report in U.S. dollars, our expenses are positively impacted when the dollar strengthens and are negatively impacted when the dollar weakens.

Recent Acquisitions

We acquired certain customer contracts from Edgio, Inc. ("Edgio") in December 2024 as part of a bankruptcy process. This acquisition is intended to further strengthen our existing delivery and other businesses as we transition the acquired customers to our platform and offer our portfolio of other services to them. We also acquired Noname Gate Ltd. ("Noname Security") in June 2024. Noname Security is intended to expand our existing API Security offering by providing more flexible deployment options, extensive vendor integrations and enhanced attack analysis. We believe this acquisition will accelerate our ability to meet increasing customer and market demand. As part of the acquisition, we integrated approximately 200 Noname Security employees primarily within sales and marketing and research and development.

We acquired certain customer contracts from Lumen Technologies, Inc. ("Lumen") in October 2023 and from StackPath, LLC ("StackPath") in August 2023. These acquisitions are intended to further strengthen our existing delivery and other businesses as we transition the acquired customers to our platform and offer our portfolio of other services to them. We also acquired Neosec, Inc ("Neosec") in May 2023, which is intended to complement our application and API security portfolio by extending its visibility into the rapidly growing API threat landscape, and StorageOS, Inc. ("StorageOS"), also known as Ondat, in March 2023, which is intended to strengthen our compute offerings. Neither Neosec or Ondat included a significant number of employees when we completed the acquisitions.

In March 2022, we acquired Linode, an infrastructure-as-a-service platform provider, which allows for developer-friendly cloud computing capabilities. The acquisition was intended to enhance our compute services by enabling us to create a unique cloud platform to build, run and secure applications from the cloud to the edge. Linode had approximately 250 employees when we completed the acquisition.

Global Economic Conditions

Global macroeconomic and geopolitical conditions continue to impact our customers, as well as our business and revenue growth rates. We, along with our customers, continue to manage through an uncertain period of fluctuating inflation, regulations that may negatively impact business, economic and political uncertainty, uncertain energy supplies, heightened geopolitical tensions and conflict, potential for supply chain disruptions, changes in U.S. and international tax laws, changes in tariffs, fluctuations in foreign exchange rates and elevated interest rates. To the extent these macroeconomic conditions continue, we expect that it may adversely affect our business, operations and financial results.

Results of Operations

The following sets forth, as a percentage of revenue, consolidated statements of income data for the years indicated:

	2024	2023	2022
Revenue	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	40.6	39.6	38.3
Research and development	11.8	10.7	10.8
Sales and marketing	14.0	14.0	13.9
General and administrative	15.6	15.8	16.2
Amortization of acquired intangible assets	2.3	1.8	1.8
Restructuring charge	2.4	1.5	0.4
Total costs and operating expenses	86.7	83.4	81.4
Income from operations	13.4	16.6	18.6
Interest and marketable securities income, net	2.5	1.2	0.1
Interest expense	(0.7)	(0.5)	(0.3)
Other expense, net	(0.5)	(0.3)	(0.3)
Income before provision for income taxes	14.7	17.0	18.1
Provision for income taxes	(2.1)	(2.8)	(3.5)
Gain (loss) from equity method investment	—	—	(0.2)
Net income	12.7%	14.2%	14.4%

Revenue

Revenue by solution category during the periods presented was as follows (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2024	2023	% Change	% Change at Constant Currency	2023	2022	% Change	% Change at Constant Currency
Security	$2,042,661	$1,765,267	15.7%	16.4%	$1,765,267	$1,541,941	14.5%	14.7%
Delivery	1,318,131	1,542,434	(14.5)	(14.0)	1,542,434	1,669,257	(7.6)	(7.1)
Compute	630,376	504,219	25.0	25.4	504,219	405,456	24.4	24.7
Total revenue	$3,991,168	$3,811,920	4.7%	5.3%	$3,811,920	$3,616,654	5.4%	5.8%

The increases in our revenue in 2024 as compared to 2023, and 2023 as compared to 2022, was primarily the result of continued growth in sales of our security and compute solutions and the acquisition of Linode in March 2022 which contributed to the growth in our compute solutions. These increases were partially offset by a decline in revenue from our delivery solutions due to impacts from economic and geopolitical uncertainty our customers are facing which resulted in slower traffic growth rates and the continued downward pricing of renewals.

The increase in security solutions revenue for 2024 as compared to 2023, and 2023 as compared to 2022, was due to growth in a number of key products in our security solutions portfolio, including our segmentation and web application solutions, and the growth in certain products that combine elements of our security and delivery offerings to provide robust security solutions.

The decrease in delivery solutions revenue for 2024 as compared to 2023, and 2023 as compared to 2022, was due to our customers' economic and geopolitical headwinds which resulted in slower traffic growth rates and the continued downward pricing of renewals. In 2024, these headwinds caused a large social media customer to increase their focus on cost optimization and "do-it-yourself" solutions, which additionally reduced traffic on our network and had a negative impact on our delivery revenue.

The increase in compute solutions revenue in 2024 as compared to 2023, and 2023 as compared to 2022, was due to growth in sales of compute products, including cloud optimization solutions to new and existing customers and through the acquisition of Linode in the first quarter of 2022. The increase in compute solutions revenue in 2023 as compared to 2022 was also due to a price increase for some of our compute solutions in 2023.

Revenue derived in the U.S. and internationally during the periods presented is as follows (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2024	2023	% Change	% Change at Constant Currency	2023	2022	% Change	% Change at Constant Currency
U.S.	$2,075,533	$1,968,779	5.4%	5.4%	$1,968,779	$1,902,051	3.5%	3.5%
As a percentage of revenue	52.0%	51.6%			51.6%	52.6%
International	1,915,635	1,843,141	3.9	5.2	1,843,141	1,714,603	7.5%	8.3
As a percentage of revenue	48.0%	48.4%			48.4%	47.4%
Total revenue	$3,991,168	$3,811,920	4.7%	5.3%	$3,811,920	$3,616,654	5.4%	5.8%

For each of the years ended December 31, 2024, 2023 and 2022, no single country outside of the U.S. accounted for 10% or more of revenue. Changes in foreign currency exchange rates negatively impacted our revenue by $22.5 million in 2024 as compared to 2023, and negatively impacted our revenue by $13.9 million in 2023 as compared to 2022.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2024	2023	% Change	2023	2022	% Change
Co-location fees	$308,314	$256,062	20.4%	$256,062	$197,375	29.7%
Bandwidth fees	233,100	228,038	2.2	228,038	205,268	11.1
Network build-out and supporting services	193,607	215,557	(10.2)	215,557	195,669	10.2
Payroll and related costs	334,215	325,851	2.6	325,851	298,269	9.2
Acquisition-related costs	—	3,190	(100.0)	3,190	4,982	(36.0)
Stock-based compensation, including amortization of prior capitalized amounts	100,705	73,786	36.5	73,786	57,146	29.1
Depreciation of network equipment	282,106	231,500	21.9	231,500	259,359	(10.7)
Amortization of internal-use software	168,746	177,079	(4.7)	177,079	165,751	6.8
Total cost of revenue	$1,620,793	$1,511,063	7.3%	$1,511,063	$1,383,819	9.2%
As a percentage of revenue	40.6%	39.6%		39.6%	38.3%

The increase in cost of revenue for 2024 as compared to 2023 was primarily due to:

•co-location fees and depreciation of network equipment as a result of investment in our network, particularly as we are building out our compute platform to support future growth and scalability; and
•payroll and related costs, including stock-based compensation as a result of headcount growth from our strategic initiatives and annual merit increases. Additionally, the increase in stock-based compensation programs from cash-based to stock-based for certain employees and the timing of our performance-based equity award grants.

The increase in cost of revenue for 2024 as compared to 2023 was partially offset by lower network build-out and supporting services due to a decrease in third-party cloud costs as we have been migrating third-party cloud services onto our own compute platform and working to optimize third-party cloud spending.

The increase in cost of revenue for 2023 as compared to 2022 was primarily due to:

•co-location fees as a result of investment in our network, particularly as we are building out our compute platform to support future growth and scalability;
•bandwidth fees to support the increase in traffic served on our network and for traffic served from higher cost regions;
•network build-out and supporting services due to our investment in our network and costs associated with the transition services agreements to support the migration of customer contracts acquired from Lumen and StackPath; and
•payroll and related costs, including stock-based compensation, as a result of headcount growth to support our network, the increased expected achievement of our performance-based compensation plans and higher average equity awards to employees driven by the talent market; additionally, stock-based compensation increased due to the shift in one of our compensation programs from cash-based to stock-based.

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

Additionally, due to our focus on third-party cloud application costs, including migrating third-party cloud services to our own compute platform and optimizing third-party cloud spending which are included in network build-out and supporting services, our third-party cloud costs decreased for 2023 as compared to 2022.

During 2025, we expect our cost of revenue to increase as compared to 2024, in particular our co-location costs and depreciation of network equipment, due to investments in our network to support the continued growth of our compute solutions.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2024	2023	% Change	2023	2022	% Change
Payroll and related costs	$562,286	$494,803	13.6%	$494,803	$468,928	5.5%
Stock-based compensation	152,114	123,896	22.8	123,896	78,116	58.6
Capitalized salaries and related costs	(272,320)	(239,928)	13.5	(239,928)	(183,540)	30.7
Acquisition-related costs	—	721	(100.0)	721	2,832	(74.5)
Other expenses	28,796	26,556	8.4	26,556	25,098	5.8
Total research and development	$470,876	$406,048	16.0%	$406,048	$391,434	3.7%
As a percentage of revenue	11.8%	10.7%		10.7%	10.8%

The increase in research and development expenses for 2024 as compared to 2023 was primarily due to higher payroll and related costs, including stock-based compensation, as a result of headcount growth from our strategic initiatives and annual merit increases. Additionally, the increase in stock-based compensation was a result of the timing of our performance-based equity award grants. These increases were partially offset by increases in capitalized salaries and related costs as we had additional resources focused on development activities related to our platform and solutions.

The increase in research and development expenses for 2023 as compared to 2022 was due to higher payroll and related costs, including stock-based compensation, as a result of headcount growth from our strategic initiatives, annual merit increases, the increased expected achievement of our performance-based compensation plans, a new compensation program tied to our initiative to migrate third-party cloud services onto our compute platform and higher average equity awards to employees driven by the talent market. Additionally, stock-based compensation increased due to the shift in one of our compensation programs from cash-based to stock-based. These increases were partially offset by an increase in capitalized salaries and related costs as we focused resources to work on development activities related to our platform.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. For the years ended December 31, 2024, 2023 and 2022, we capitalized $99.6 million, $77.0 million and $30.0 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, ranging from two to ten years based on the software developed and its expected useful life.

We expect our research and development costs to increase in 2025, in particular payroll and related costs, in support of our faster growing security and compute solutions.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2024	2023	% Change	2023	2022	% Change
Payroll and related costs	$393,584	$376,305	4.6%	$376,305	$374,110	0.6%
Stock-based compensation	77,593	66,453	16.8	66,453	47,789	39.1
Marketing programs and related costs	53,893	59,151	(8.9)	59,151	55,033	7.5
Acquisition-related costs	—	1,387	(100.0)	1,387	2,166	(36.0)
Other expenses	31,711	29,930	6.0	29,930	23,311	28.4
Total sales and marketing	$556,781	$533,226	4.4%	$533,226	$502,409	6.1%
As a percentage of revenue	14.0%	14.0%		14.0%	13.9%

The increase in sales and marketing expenses for 2024 as compared to 2023 was due to higher payroll and related costs, including stock-based compensation as a result of annual merit increases and employees acquired through the Noname Security acquisition. Additionally, the increase in stock-based compensation was a result of the timing of our performance-based equity award grants These increases were partially offset by a reduction in marketing programs and related costs as a result of the timing of events and advertising campaigns.

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

During 2025 we do not expect significant increases in sales and marketing expenses as we plan to continue to carefully manage costs related to our go-to-market efforts to align resources with higher growth areas of our business.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2024	2023	% Change	2023	2022	% Change
Payroll and related costs	$225,687	$218,272	3.4%	$218,272	$213,772	2.1%
Stock-based compensation	102,494	94,316	8.7	94,316	62,926	49.9
Depreciation and amortization	66,184	65,817	0.6	65,817	74,225	(11.3)
Facilities-related costs	86,671	90,061	(3.8)	90,061	103,473	(13.0)
Provision for doubtful accounts	3,919	1,649	137.7	1,649	7,042	(76.6)
Acquisition-related costs	7,502	8,050	(6.8)	8,050	19,071	(57.8)
Software and related service costs	56,557	55,714	1.5	55,714	50,320	10.7
Other expenses	72,771	66,972	8.7	66,972	53,377	25.5
Total general and administrative	$621,785	$600,851	3.5%	$600,851	$584,206	2.8%
As a percentage of revenue	15.6%	15.8%		15.8%	16.2%

The increase in general and administrative expenses for 2024 as compared to 2023 was primarily due to higher payroll and related costs as a result of annual merit increases, an increase in stock-based compensation as a result of the timing of our performance-based equity award grants and an increase in other expenses related to professional service fees to support our business. These increases were partially offset by decreased facilities-related costs as we exited certain facilities in connection with our FlexBase program.

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

During 2025, we expect our general and administrative expenses to increase as compared to 2024, to support the operations of the business.

Amortization of Acquired Intangible Assets

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2024	2023	% Change	2023	2022	% Change
Amortization of acquired intangible assets	$92,081	$66,751	37.9%	$66,751	$64,983	2.7%
As a percentage of revenue	2.3%	1.8%		1.8%	1.8%

The increase in amortization of acquired intangible assets for 2024 as compared to 2023, and 2023 as compared to 2022, was the result of amortization of acquired intangible assets related to our recent acquisitions. Based on acquired intangible assets as of December 31, 2024, future amortization is expected to be $111.5 million, $104.1 million, $89.2 million, $81.9 million and $76.0 million for the years ending December 31, 2025, 2026, 2027, 2028 and 2029, respectively.

Restructuring Charge

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2024	2023	% Change	2023	2022	% Change
Restructuring charge	$95,441	$56,643	68.5%	$56,643	$13,529	318.7%
As a percentage of revenue	2.4%	1.5%		1.5%	0.4%

The restructuring charge in 2024 was driven by management's commitment to an action with the primary intent to redeploy resources to support our strategic investments and as a result of our completed acquisitions. The restructuring charge included severance and related expenses for certain headcount reductions, as well as impairments of acquired intangible assets and capitalized internal-use software. We do not expect to incur material additional charges related to these actions.

The restructuring charge in 2023 was primarily driven by our FlexBase program as we exited certain facilities that were no longer needed, resulting in impairments of right-of-use-assets and leasehold improvements. We do not expect to incur material additional charges related to the FlexBase program. Additionally, the restructuring charge in 2023 included the result of certain actions initiated in the first quarter of 2023. Management's commitment to an action to restructure certain parts of the company was to enable the prioritization of investments in the fastest growing areas of the business. The restructuring charge for this action includes severance and related expenses for certain headcount reductions. We do not expect to incur material additional charges related to this action.

The restructuring charge in 2022 was primarily related to capitalized internal-use software impairment charges related to our investment with Mitsubishi UFJ Financial Group ("MUFG") in the joint venture Global Open Network, Inc. ("GO-NET"), and MUFG's decision to suspend GO-NET's operations, and impairments of right-of-use-assets for facilities that are no longer needed as a result of our FlexBase program.

Non-Operating Income (Expense)

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2024	2023	% Change	2023	2022	% Change
Interest and marketable securities income, net	$100,280	$45,194	121.9%	$45,194	$3,258	1,287.2%
As a percentage of revenue	2.5%	1.2%		1.2%	0.1%
Interest expense	$(27,117)	$(17,709)	53.1%	$(17,709)	$(11,096)	59.6%
As a percentage of revenue	(0.7)%	(0.5)%		(0.5)%	(0.3)%
Other expense, net	$(19,561)	$(12,296)	59.1%	$(12,296)	$(10,433)	17.9%
As a percentage of revenue	(0.5)%	(0.3)%		(0.3)%	(0.3)%

Interest and marketable securities income, net primarily consists of interest earned on invested cash and marketable securities balances and income and losses on mutual funds that are associated with our employee non-qualified deferred compensation plan. The increase to interest and marketable securities income, net for 2024 as compared to 2023, and 2023 as compared to 2022, was the result of increased cash, cash equivalents and marketable securities balances received from our August 2023 issuance of $1,265.0 million in par value of convertible senior notes due 2029 and higher interest rates, as well as increased gains associated with the non-qualified deferred compensation plan.

Interest expense is related to our debt transactions, which are described in Note 11 to the consolidated financial statements included elsewhere in this annual report on Form 10-K. The increase to interest expense for 2024 as compared to 2023, and 2023 as compared to 2022, was primarily due to the August 2023 issuance of $1,265.0 million in par value of convertible senior notes due 2029.

Other expense, net primarily represents net foreign exchange gains and losses mainly due to foreign exchange rate fluctuations on the remeasurement of monetary assets and liabilities that are not denominated in the functional currency as well as other non-operating expense and income items. Other expense, net for 2024 and 2022 also includes impairments of $5.1 million and $8.9 million, respectively, from cost method investments. Other expense, net may fluctuate in the future based on changes in foreign currency exchange rates or other events.

Provision for Income Taxes

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2024	2023	% Change	2023	2022	% Change
Provision for income taxes	$82,095	$106,373	(22.8)%	$106,373	$126,696	(16.0)%
As a percentage of revenue	2.1%	2.8%		2.8%	3.5%
Effective income tax rate	14.0%	16.3%		16.3%	19.3%

The decrease in the provision for income taxes for 2024 as compared to 2023 was mainly due to the benefit from an intercompany sale of intellectual property in 2024, an increase in the excess tax benefit related to stock-based compensation, lower profitability and an increase in the benefit of U.S. federal and state research and development credits. These amounts were partially offset by a decrease in foreign income taxed at lower rates, an increase in non-deductible transfer pricing and an increase in certain tax reserves.

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

For the year ended December 31, 2024, our effective income tax rate was lower than the federal statutory tax rate due to the benefit of U.S. federal, state and foreign research and development credits, an intercompany sale of intellectual property, foreign income taxed at lower rates and the excess tax benefit related to stock-based compensation. These amounts were partially offset by non-deductible stock-based compensation and non-deductible transfer pricing.

For the years ended December 31, 2023 and 2022, our effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by non-deductible stock-based compensation and the tax on global intangible low-taxed income. Additionally, our effective income tax rate was lower for the year ended December 31, 2022 due to an intercompany sale of intellectual property.

Our effective income tax rate may fluctuate between fiscal years and from quarter to quarter due to items arising from discrete events, such as tax benefits from the settlement of employee equity awards, tax law changes and settlements of tax audits and assessments. Our effective income tax rate is also impacted by, and may fluctuate in any given period because of, the composition of income in foreign jurisdictions where tax rates differ depending on the local statutory rates. The Organisation for Economic Co-operation and Development (“OECD”) and participating OECD member countries continue to work toward the enactment of a 15% global minimum corporate tax rate for large multinational enterprise groups, also known as "Pillar Two". Many of the participating countries have enacted legislation that became effective beginning in 2024, while other countries continue to work on defining the underlying rules and administrative procedures. Although the enactment and effective legislation in many countries was applicable to us beginning on January 1, 2024, and increased our effective income tax rate, the increase did not have a material impact on our overall results of operations or cash flows. We will continue to monitor and evaluate the impacts of the developing legislation.

(Gain) Loss from Equity Method Investment

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2024	2023	% Change	2023	2022	% Change
(Gain) loss from equity method investment	$—	$(1,475)	100.0%	$(1,475)	$7,635	(119.3)%
As a percentage of revenue	—%	—%		—%	0.2%

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

•Stock-based compensation and amortization of capitalized stock-based compensation – Stock-based compensation is an important aspect of the compensation paid to our employees, which includes long-term incentive plans to encourage retention, performance-based plans to encourage achievement of specified financial targets and also short-term incentive awards with a one year vest. The grant date fair value of the stock-based compensation awards varies based on the stock price at the time of grant, varying valuation methodologies, subjective assumptions and the variety of award types. This makes the comparison of our current financial results to previous and future periods difficult to interpret; therefore, we believe it is useful to exclude stock-based compensation and amortization of capitalized stock-based compensation from our non-GAAP financial measures in order to highlight the performance of our core business and to be consistent with the way many investors evaluate our performance and compare our operating results to peer companies.

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

•Gains and losses on cost method investments – We have recorded gains and losses from the disposition, changes to fair value and impairment of cost method investments. We believe excluding these amounts from our non-GAAP financial measures is useful to investors as the types of events giving rise to these gains and losses are not representative of our core business operations and ongoing operating performance.
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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Income from operations	$533,411	$637,338	$676,274
Amortization of acquired intangible assets	92,081	66,751	64,983
Stock-based compensation	393,378	328,467	217,185
Amortization of capitalized stock-based compensation and capitalized interest expense	42,910	32,981	31,768
Restructuring charge	95,441	56,643	13,529
Acquisition-related costs	7,502	13,345	29,049
Legal settlements	2,500	—	—
Non-GAAP income from operations	$1,167,223	$1,135,525	$1,032,788

GAAP operating margin	13.4%	16.7%	18.7%
Non-GAAP operating margin	29.2%	29.8%	28.6%

The following table reconciles GAAP net income to non-GAAP net income for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Net income	$504,918	$547,629	$523,672
Amortization of acquired intangible assets	92,081	66,751	64,983
Stock-based compensation	393,378	328,467	217,185
Amortization of capitalized stock-based compensation and capitalized interest expense	42,910	32,981	31,768
Restructuring charge	95,441	56,643	13,529
Acquisition-related costs	7,502	13,345	29,049
Legal settlements	2,500	—	—
Amortization of debt issuance costs	6,521	5,341	4,395
Loss (gain) on cost method investments	5,066	(311)	8,260
(Gain) loss from equity method investment	—	(1,475)	7,635
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(154,735)	(89,364)	(42,768)
Non-GAAP net income	$995,582	$960,007	$857,708

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the years ended December 31, 2024, 2023 and 2022 (in thousands, except per share data):

	2024	2023	2022
GAAP net income per diluted share	$3.27	$3.52	$3.26
Adjustments to net income:
Amortization of acquired intangible assets	0.60	0.43	0.40
Stock-based compensation	2.55	2.11	1.35
Amortization of capitalized stock-based compensation and capitalized interest expense	0.28	0.21	0.20
Restructuring charge	0.62	0.36	0.08
Acquisition-related costs	0.05	0.09	0.18
Legal settlements	0.02	—	—
Amortization of debt issuance costs	0.04	0.03	0.03
Loss (gain) on cost method investments	0.03	—	0.05
(Gain) loss from equity method investment	—	(0.01)	0.05
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(1.00)	(0.58)	(0.27)
Adjustment for shares (1)	0.03	0.02	0.02
Non-GAAP net income per diluted share (2)	$6.48	$6.20	$5.37

Shares used in GAAP per diluted share calculations	154,346	155,397	160,467
Impact of benefit from note hedge transactions (1)	(744)	(574)	(720)
Shares used in non-GAAP per diluted share calculations (1)	153,602	154,823	159,747

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

We consider Adjusted EBITDA to be another important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that we do not consider to be part of our core operations. We define Adjusted EBITDA as GAAP net income excluding the following items: interest and marketable securities income and losses; income taxes; depreciation and amortization of tangible and intangible assets; stock-based compensation; amortization of capitalized stock-based compensation; acquisition-related costs; restructuring charges; legal settlements; foreign exchange gains and losses; interest expense; amortization of capitalized interest expense; gains and losses on cost method investments; gains and losses from equity method investments; and other non-recurring or unusual items that may arise from time to time. Adjusted EBITDA margin represents Adjusted EBITDA stated as a percentage of revenue.

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Net income	$504,918	$547,629	$523,672
Amortization of acquired intangible assets	92,081	66,751	64,983
Stock-based compensation	393,378	328,467	217,185
Amortization of capitalized stock-based compensation and capitalized interest expense	42,910	32,981	31,768
Restructuring charge	95,441	56,643	13,529
Acquisition-related costs	7,502	13,345	29,049
Legal settlements	2,500	—	—
Interest and marketable securities income, net	(100,280)	(45,194)	(3,258)
Interest expense	27,117	17,709	11,096
Provision for income taxes	82,095	106,373	126,696
Depreciation and amortization	514,455	472,035	496,909
Loss (gain) on cost method investments	5,066	(311)	8,260
(Gain) loss from equity method investment	—	(1,475)	7,635
Other expense, net	14,495	12,607	2,173
Adjusted EBITDA	$1,681,678	$1,607,560	$1,529,697

Net income margin	12.7%	14.4%	14.5%
Adjusted EBITDA margin	42.1%	42.2%	42.3%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of December 31, 2024, our cash, cash equivalents and marketable securities, which are detailed in Note 3 to the consolidated financial statements included elsewhere in this annual report on Form 10-K, totaled $1.9 billion. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy is designed to limit the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of December 31, 2024, we had cash and cash equivalents of $300.3 million held in accounts outside the U.S. The U.S. Tax Cuts and Jobs Act establishes a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact. As a result, our liquidity is not expected to be materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Years Ended December 31,
(in thousands)	2024	2023	2022
Net income	$504,918	$547,629	$523,672
Non-cash reconciling items included in net income	1,048,595	931,507	756,321
Changes in operating assets and liabilities	(34,342)	(130,697)	(5,317)
Net cash provided by operating activities	$1,519,171	$1,348,439	$1,274,676

The increase in cash provided by operating activities for 2024 as compared to 2023 was due to increased collections from customers as a result of increased revenue and timing of customer collections. The increase was also due to the shift in our performance-based compensation program from cash-based to stock-based, which led to cash performance-based program payments in 2023 that did not recur in 2024.

The increase in cash provided by operating activities for 2023 as compared to 2022 was due to increased profitability in 2023, as well as cash paid for income taxes related to an intercompany sale of intellectual property and additional compensation costs paid to employees acquired from the Linode acquisition, both of which occurred in 2022 and did not re-occur in 2023.

Cash Used in Investing Activities

	For the Years Ended December 31,
(in thousands)	2024	2023	2022
Cash paid for business acquisitions, net of cash acquired	$(434,066)	$(106,171)	$(872,091)
Cash paid for asset acquisitions	(132,835)	(120,985)	—
Purchases of property and equipment and capitalization of internal-use software development costs	(685,267)	(730,040)	(458,302)
Net marketable securities activity	449,516	(884,973)	714,205
Other, net	3,973	(6,069)	(6,122)
Net cash used in investing activities	$(798,679)	$(1,848,238)	$(622,310)

The decrease in cash used in investing activities in 2024 as compared to 2023 was due to an increase in cash proceeds from net marketable securities activity to fund the acquisition of Noname Security in 2024 and a reduction of purchases of property and equipment related to our compute platform build-out. Additionally, cash used in investing activities in 2023 included an increase in purchases of marketable securities with the proceeds from our August 2023 issuance of convertible senior notes. These decreases were partially offset by cash paid for the acquisition of Noname Security.

The increase in cash used in investing activities in 2023 as compared to 2022 was due to an increase in purchases of marketable securities with the proceeds from our August 2023 issuance of convertible senior notes and purchases of property and equipment related to our compute platform build-out. These increases were partially offset by cash paid for the acquisition of Linode in March 2022 and by net marketable securities activity as we sold marketable securities during 2022 to fund the acquisition.

Cash (Used in) Provided by Financing Activities

	For the Years Ended December 31,
(in thousands)	2024	2023	2022
Net convertible senior notes activity	$—	$1,101,028	$—
Activity related to stock-based compensation	(111,663)	(3,243)	(25,774)
Repurchases of common stock	(557,468)	(654,046)	(608,010)
Other, net	(10,504)	(360)	(393)
Net cash (used in) provided by financing activities	$(679,635)	$443,379	$(634,177)

The increase in cash used in financing activities in 2024 as compared to 2023 was due to the net proceeds received in 2023 from our convertible senior notes due 2029 that did not recur in 2024 and increased employee taxes paid in 2024 related to vesting of stock awards driven by the shift in our performance-based compensation program from cash-based to stock-based and an increase in stock price. These increases were partially offset by a reduction in repurchases of our common stock as part of our share repurchase program.

The increase in cash used in financing activities in 2023 as compared to 2022 was due to the net proceeds from our convertible senior notes due 2029 that were issued in August 2023. This increase was partially offset by an increase in repurchases of our common stock.

In October 2021, our board of directors authorized a $1.8 billion share repurchase program that was effective from January 2022 through December 2024. In May 2024, our board of directors authorized a new $2.0 billion share repurchase program, effective May 2024 through June 2027, which was in addition to amounts remaining under the January 2022 program. As of December 31, 2024, the January 2022 $1.8 billion program was fully utilized and $2.0 billion remains available for repurchase on the May 2024 program. During 2024, 2023 and 2022, we repurchased 5.6 million, 7.8 million and 6.4 million shares of our common stock, respectively, at an average price per share of $99.14, $83.83 and $94.96, respectively. Our goals for the share repurchase programs are to offset the dilution created by our employee equity compensation programs over time and provide the flexibility to return capital to stockholders as business and market conditions warrant, while still preserving our ability to pursue other strategic opportunities. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

Convertible Senior Notes

As of December 31, 2024, we had $3,565.0 million of convertible senior notes outstanding that are senior unsecured obligations and bear interest payable semi-annually in arrears. These notes mature between May 2025 and February 2029. The terms of the notes and hedge and warrant transactions are discussed more fully in Note 11 to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Revolving Credit Facility

In November 2022, we entered into a $500.0 million, five-year revolving credit agreement ("2022 Credit Agreement"). The 2022 Credit Agreement allows us to borrow up to $500.0 million at various interest rates and contains customary representations and warranties, affirmative and negative covenants and events of default. As of December 31, 2024, we were in compliance with all covenants.

There were no outstanding borrowings under the 2022 Credit Agreement as of December 31, 2024. The terms of the revolving credit agreements are discussed more fully in Note 11 to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

In January 2025, we entered into a $150.0 million uncommitted revolving credit agreement ("2025 Credit Agreement"). The 2025 Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. Any borrowings are secured by collateral consisting primarily of available-for-sale debt securities in our investment portfolio.

Operating Leases

We have entered into operating leases for real estate assets related to office space and co-location assets related to space or racks at co-location facilities and related equipment for our servers and other networking equipment. As of December 31, 2024 the total obligation under these agreements was $1,231.6 million, of which $263.1 million is payable in the next 12 months. We have also executed additional operating leases that will commence in 2025 for $197.0 million. Additionally, during the fourth quarter of 2024, we entered into an operating lease with a data center operator for space in the Virginia area that is expected to commence beginning in the third quarter of 2025. The lease is for a datacenter with gross payments of approximately $750.0 million over a 12 year lease term. We have contemporaneously entered into a sublease with the affiliate of a large social media customer for the use of the space on substantially similar terms. The operating lease costs and associated sublease income will be recorded as general and administrative expense in the consolidated statements of income and are expected to substantially offset each other. The operating lease terms and maturities are discussed more fully in Note 12 to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Liquidity Outlook

Based on our present business plan, we expect our current cash, cash equivalents and marketable securities balances and our forecasted cash flows from operations to be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating costs, include our expected capital expenditures, investments in information technology, potential strategic acquisitions, anticipated share repurchases, lease and purchase commitments, settlements of other liabilities and repayment of our $1,150.0 million convertible senior notes due May 2025.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, stockholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See Note 13 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during 2024 and 2023 was determined to be immaterial.

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

Valuation and Impairment of Marketable Securities

We measure the fair value of our financial assets and liabilities at the end of each reporting period. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We have certain financial assets and liabilities recorded at fair value (principally cash equivalents and short- and long-term marketable securities) that have been classified as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we can access at the reporting date. Fair values determined by Level 2 inputs utilize data points other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Fair values determined by Level 3 inputs are based on unobservable data points for the asset or liability.

Marketable securities, which consist primarily of securities available-for-sale, are evaluated for impairment when the fair value declines below the cost basis. We periodically evaluate whether the decline is due to credit losses by considering available evidence regarding these investments including, among other factors, the extent to which, the fair value is less than the cost basis; the financial health of, and business outlook for, the issuer, including industry and sector performance and operational and financing cash flow factors. Additionally, we consider our intent and ability to retain our investment in the security for a period of time sufficient to allow for an anticipated recovery in market value. Assessing the above factors involves inherent uncertainty. If a portion of the unrealized loss is due to credit losses or we do not have the intent or ability to retain our investment in the security, an impairment will be recorded in interest and marketable securities income, net. Impairments, if recorded, could be materially different from the actual market performance of marketable securities in our portfolio if, among other things, relevant information related to our investments was not publicly available or other factors not considered by us would have been relevant to the determination of impairment.

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

Goodwill and Acquired Intangible Assets

We test goodwill for impairment on an annual basis, as of December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We have concluded that we have one reporting unit and that our chief operating decision maker is our chief executive officer and the executive management team. We have assigned the entire balance of goodwill to our one reporting unit. The fair value of the reporting unit was based on our market capitalization as of each of December 31, 2024 and 2023, and it was substantially in excess of the carrying value of the reporting unit at each date.

Acquired intangible assets consist of completed technologies, customer relationships, trademarks and trade names, non-compete agreements and acquired license rights. We engage third party valuation specialists to assist us with the initial measurement of the fair value of acquired intangible assets. Fair value and amortization period determinations may be based on, among other factors, estimates of future expected cash flows, royalty cost savings and appropriate discount rates used in calculating present values. The value of our acquired intangible assets could be different if we had used different assumption. Acquired intangible assets, other than goodwill, are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible assets.

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

We currently have net deferred tax assets, comprised of net operating loss ("NOL") carryforwards, tax credit carryforwards and deductible temporary differences. Our management periodically weighs the positive and negative evidence to determine if it is more-likely-than-not that some or all of the deferred tax assets will be realized. In determining our net deferred tax assets and valuation allowances, annualized effective tax rates and cash paid for income taxes, management is required to make judgments and estimates about domestic and foreign profitability, the timing and extent of the utilization of NOL carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from our projections.

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

Capitalized Internal-Use Software Costs

We capitalize salaries and related costs, including stock-based compensation, of employees and consultants who devote time to the development of internal-use software development projects, as well as interest expense related to our outstanding debt. Capitalization begins during the application development stage, once the preliminary project stage has been completed. If a project constitutes an enhancement to previously-developed software, we assess whether the enhancement creates additional functionality to the software, thus qualifying the work incurred for capitalization. Once the project is available for general release, capitalization ceases and we estimate the useful life of the asset and begin amortization. We periodically assess whether triggering events are present to review internal-use software for impairment. Changes in our estimates related to internal-use software would increase or decrease operating expenses or amortization recorded during the period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our portfolio of cash equivalents and short- and long-term investments is maintained in a variety of securities, that are detailed in Note 3 to the consolidated financial statements included elsewhere in this annual report on Form 10-K. The majority of our investments are classified as available-for-sale securities and carried at fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes. If market interest rates were to increase by 100 basis points, reflected uniformly across the yield curve regardless of the duration to maturity, from December 31, 2024 levels, the fair value of our available-for-sale portfolio would decline by approximately $6.8 million.

As of December 31, 2024, we had $3,565.0 million in aggregate principal amount of convertible senior notes outstanding that are senior unsecured obligations with fixed annual interest rates. The terms of the notes are discussed more fully in Note 11 to our consolidated financial statements included elsewhere in this annual report on Form 10-K. Due to the fixed annual interest rate, these notes do not give rise to financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the notes at face value less an unamortized discount on our consolidated balance sheet, and we present the fair value for required disclosure purposes only.

Our exposure to risk for changes in interest rates relates primarily to any borrowings under our 2022 Credit Agreement, which has a variable rate of interest. There were no outstanding borrowings under the 2022 Credit Agreement as of December 31, 2024.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than functional currencies result in gains and losses that are reflected in our consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our consolidated statements of income within other expense, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the years ended December 31, 2024, 2023 and 2022. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk
Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of December 31, 2024 and 2023, no customer had an accounts receivable balance of 10% or more of our accounts receivable. We believe that at December 31, 2024, the concentration of credit risk related to accounts receivable was insignificant.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Akamai Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Akamai Technologies, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As described in Notes 2 and 16 to the consolidated financial statements, the Company’s total revenue was $3.991 billion for the year ended December 31, 2024. The Company primarily derives revenue from the sale of services to customers executing contracts having terms of one year or longer. Services included in the Company’s contracts consist of security solutions, the delivery of content, applications and software over the internet, compute solutions and professional services. Revenue is recognized upon transfer of control of promised services in an amount that reflects the consideration the Company expects to receive in exchange for those services. Most security, delivery and compute services represent stand-ready obligations that are satisfied over time as the customer simultaneously receives and consumes the benefits provided by the Company. Accordingly, revenue for those services is recognized over time, generally ratably over the term of the arrangement due to consistent monthly usage commitments that expire each period. A small percentage of the Company's contracts are satisfied at a point in time, such as one-time professional services contracts, integration services and most license sales where the primary obligation is delivery of the license at the start of the term. In these cases, revenue is recognized at a point in time of delivery or satisfaction of the performance obligation.

The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are a high degree of auditor effort involved in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition, including controls over the recording of revenue at the amount of consideration the Company expects to receive as the promised services are delivered to the customer. These procedures also included, among others, (i) evaluating and recalculating, on a sample basis, the revenue recognized by obtaining and inspecting source documents, such as executed contracts, invoices, and delivery documents; (ii) testing the delivery documents provided by management; and (iii) confirming a sample of outstanding customer invoice balances as of December 31, 2024, and for confirmations not returned, obtaining and inspecting source documents, such as executed contracts, invoices, delivery documents, and subsequent cash receipts.

Acquisition of Noname Gate Ltd. – Valuation of Completed Technologies

As described in Note 8 to the consolidated financial statements, in June 2024, the Company completed the acquisition of Noname Gate Ltd. (“Noname Security”) for $452.3 million in cash. Of the acquired intangible assets, $132.3 million of completed technologies were recorded. Management applied the multi-period excess earnings method to estimate the fair value of the completed technologies. Management applied significant judgment in estimating the fair value of the acquired completed technologies, which involved significant estimates and assumptions with respect to forecasted revenue growth rates, forecasted operating margin rates, the technology obsolescence curve and discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of completed technologies acquired in the acquisition of Noname Security is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the completed technologies acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenue growth rates, forecasted operating margin rates, the technology obsolescence curve and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the completed technologies acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the completed technologies acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenue growth rates, forecasted operating margin rates, the technology obsolescence curve and discount rate. Evaluating management’s assumptions related to forecasted revenue growth rates and forecasted operating margin rates involved considering (i) the current and past performance of the Noname Security business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the technology obsolescence curve and discount rate assumptions.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 24, 2025

We have served as the Company’s auditor since 1998.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$517,707	$489,468
Marketable securities	1,078,876	374,971
Accounts receivable, net of reserves of $3,522 and $3,469 at December 31, 2024 and 2023, respectively	727,687	724,302
Prepaid expenses and other current assets	253,827	216,114
Total current assets	2,578,097	1,804,855
Marketable securities	275,592	1,431,354
Property and equipment, net	1,995,071	1,825,944
Operating lease right-of-use assets	1,006,738	908,634
Acquired intangible assets, net	727,585	536,143
Goodwill	3,151,077	2,850,470
Deferred income tax assets	483,249	418,297
Other assets	151,376	124,340
Total assets	$10,368,785	$9,900,037
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$130,447	$146,927
Accrued expenses	370,888	352,181
Deferred revenue	149,222	107,544
Convertible senior notes	1,149,116	—
Operating lease liabilities	259,134	222,944
Other current liabilities	32,516	6,442
Total current liabilities	2,091,323	836,038
Deferred revenue	26,314	23,006
Deferred income tax liabilities	16,066	24,622
Convertible senior notes	2,396,695	3,538,229
Operating lease liabilities	829,660	774,806
Other liabilities	130,370	106,181
Total liabilities	5,490,428	5,302,882
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 155,647,988 shares issued and 150,025,096 shares outstanding at December 31, 2024, and 151,232,908 shares issued and outstanding at December 31, 2023	1,556	1,512
Additional paid-in capital	2,618,384	2,222,993
Accumulated other comprehensive loss	(155,993)	(95,330)
Treasury stock, at cost, 5,622,892 shares at December 31, 2024, and no shares at December 31, 2023	(558,488)	—
Retained earnings	2,972,898	2,467,980
Total stockholders’ equity	4,878,357	4,597,155
Total liabilities and stockholders’ equity	$10,368,785	$9,900,037
The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	For the Years Ended December 31,
	2024	2023	2022
Revenue	$3,991,168	$3,811,920	$3,616,654
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	1,620,793	1,511,063	1,383,819
Research and development	470,876	406,048	391,434
Sales and marketing	556,781	533,226	502,409
General and administrative	621,785	600,851	584,206
Amortization of acquired intangible assets	92,081	66,751	64,983
Restructuring charge	95,441	56,643	13,529
Total costs and operating expenses	3,457,757	3,174,582	2,940,380
Income from operations	533,411	637,338	676,274
Interest and marketable securities income, net	100,280	45,194	3,258
Interest expense	(27,117)	(17,709)	(11,096)
Other expense, net	(19,561)	(12,296)	(10,433)
Income before provision for income taxes	587,013	652,527	658,003
Provision for income taxes	(82,095)	(106,373)	(126,696)
Gain (loss) from equity method investment	—	1,475	(7,635)
Net income	$504,918	$547,629	$523,672
Net income per share:
Basic	$3.34	$3.59	$3.29
Diluted	$3.27	$3.52	$3.26
Shares used in per share calculations:
Basic	151,392	152,510	159,089
Diluted	154,346	155,397	160,467

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in thousands)	2024	2023	2022
Net income	$504,918	$547,629	$523,672
Other comprehensive (loss) gain:
Foreign currency translation adjustments	(59,064)	18,439	(44,665)
Change in unrealized (loss) gain on investments, net of income tax benefit (expense) of $515, $(8,562) and $6,589 for the years ended December 31, 2024, 2023 and 2022, respectively	(1,599)	26,563	(26,562)
Other comprehensive (loss) gain	(60,663)	45,002	(71,227)
Comprehensive income	$444,255	$592,631	$452,445

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$504,918	$547,629	$523,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	648,410	570,776	592,754
Stock-based compensation	393,378	328,467	217,185
Benefit for deferred income taxes	(70,268)	(22,987)	(104,971)
Amortization of debt issuance costs	6,521	5,341	4,395
Loss (gain) on investments	5,066	(311)	15,895
Other non-cash reconciling items, net	65,488	50,221	31,063
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(22,300)	(49,203)	(21,214)
Prepaid expenses and other current assets	(46,094)	(18,726)	(20,125)
Accounts payable and accrued expenses	344	(39,825)	(26,499)
Deferred revenue	20,687	48	16,713
Other current liabilities	26,860	1,516	(5,318)
Other non-current assets and liabilities	(13,839)	(24,507)	51,126
Net cash provided by operating activities	1,519,171	1,348,439	1,274,676
Cash flows from investing activities:
Cash paid for business acquisitions, net of cash acquired	(434,066)	(106,171)	(872,091)
Cash paid for asset acquisitions	(132,835)	(120,985)	—
Purchases of property and equipment	(390,433)	(457,909)	(241,266)
Capitalization of internal-use software development costs	(294,834)	(272,131)	(217,036)
Purchases of short- and long-term marketable securities	(236,176)	(1,461,890)	(17,975)
Proceeds from sales of short- and long-term marketable securities	333,069	201,585	575,522
Proceeds from maturities and redemptions of short- and long-term marketable securities	352,623	375,332	156,658
Other, net	3,973	(6,069)	(6,122)
Net cash used in investing activities	(798,679)	(1,848,238)	(622,310)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(in thousands)	For the Years Ended December 31,
	2024	2023	2022
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	90,000	125,000
Repayment of borrowings under revolving credit facility	—	(90,000)	(125,000)
Proceeds from the issuance of convertible senior notes, net of issuance costs	—	1,247,388	—
Proceeds from the issuance of warrants related to convertible senior notes	—	90,195	—
Purchases of note hedges related to convertible senior notes	—	(236,555)	—
Proceeds related to the issuance of common stock under stock plans	61,513	62,979	56,462
Employee taxes paid related to net share settlement of stock awards	(173,176)	(66,222)	(82,236)
Repurchases of common stock	(557,468)	(654,046)	(608,010)
Other, net	(10,504)	(360)	(393)
Net cash (used in) provided by financing activities	(679,635)	443,379	(634,177)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(12,243)	3,868	(12,918)
Net increase (decrease) in cash, cash equivalents and restricted cash	28,614	(52,552)	5,271
Cash, cash equivalents and restricted cash at beginning of year	490,470	543,022	537,751
Cash, cash equivalents and restricted cash at end of year	$519,084	$490,470	$543,022

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received of $5,888, $11,006 and $15,458 for the years ended December 31, 2024, 2023 and 2022, respectively	$136,322	$134,478	$183,900
Cash paid for interest expense	20,420	6,328	6,158
Cash paid for operating lease liabilities	288,067	257,961	224,898
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	356,912	333,590	202,409
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	55,515	65,048	80,170
Capitalization of stock-based compensation	107,488	83,676	33,060

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$517,707	$489,468	$542,337
Restricted cash	1,377	1,002	685
Cash, cash equivalents and restricted cash	$519,084	$490,470	$543,022

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2022	160,512,111	$1,605	$3,340,822	$—	$(69,105)	$1,256,692	$4,530,014
Cumulative-effect adjustment from adoption of new accounting pronouncement			(375,414)			139,987	(235,427)
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,697,410	17	(82,294)				(82,277)
Issuance of common stock under employee stock purchase plan	687,945	7	56,563				56,570
Stock-based compensation			246,872				246,872
Repurchases of common stock	(6,402,650)			(608,010)			(608,010)
Treasury stock retirement		(64)	(607,946)	608,010			—
Net income						523,672	523,672
Foreign currency translation adjustment					(44,665)		(44,665)
Change in unrealized loss on investments, net of tax					(26,562)		(26,562)
Balance at December 31, 2022	156,494,816	$1,565	$2,578,603	$—	$(140,332)	$1,920,351	$4,360,187

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, continued

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	156,494,816	$1,565	$2,578,603	$—	$(140,332)	$1,920,351	$4,360,187
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,743,329	17	(69,621)				(69,604)
Issuance of common stock under employee stock purchase plan	796,541	8	62,357				62,365
Stock-based compensation			398,495				398,495
Issuance of warrants related to convertible senior notes			90,195				90,195
Purchase of note hedge related to convertible senior notes, net of deferred taxes of $57,628			(178,927)				(178,927)
Repurchases of common stock	(7,801,778)			(658,187)			(658,187)
Treasury stock retirement		(78)	(658,109)	658,187			—
Net income						547,629	547,629
Foreign currency translation adjustment					18,439		18,439
Change in unrealized gain on investments, net of tax					26,563		26,563
Balance at December 31, 2023	151,232,908	1,512	2,222,993	—	(95,330)	2,467,980	4,597,155
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	3,627,278	36	(172,560)				(172,524)
Issuance of common stock under employee stock purchase plan	787,802	8	61,123				61,131
Stock-based compensation			506,828				506,828
Repurchases of common stock	(5,622,892)			(558,488)			(558,488)
Net income						504,918	504,918
Foreign currency translation adjustment					(59,064)		(59,064)
Change in unrealized loss on investments, net of tax					(1,599)		(1,599)
Balance at December 31, 2024	150,025,096	$1,556	$2,618,384	$(558,488)	$(155,993)	$2,972,898	$4,878,357

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) develops and provides solutions for global enterprises to build, secure and accelerate their applications and digital experiences. Its massively distributed global network is comprised of core and distributed compute sites, more than 4,300 edge points-of-presence in approximately 130 countries and over 700 cities. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company is currently organized and operates as one operating and reportable segment.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

2. Summary of Significant Accounting Policies

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the amounts disclosed in the related notes to the consolidated financial statements. Actual results and outcomes may differ materially from management’s estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in these financial statements include, but are not limited to, those related to revenue, accounts receivable and related reserves, valuation and impairment of investments and marketable securities, valuation and amortization periods of acquired intangible assets, useful lives and realizability of long-lived assets, capitalized internal-use software development costs, income tax reserves and accounting for stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

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

The Company classifies its fixed income securities with readily determinable fair values as available-for-sale. These investments are classified as marketable securities on the consolidated balance sheets and are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive loss, a separate component of stockholders’ equity.

Available-for-sale securities are evaluated for impairment when the fair value declines below the cost basis. The Company periodically evaluates whether the decline is due to credit losses by considering available evidence regarding these investments including, among other factors, the extent to which, the fair value is less than the cost basis; the financial health of, and business outlook for, the issuer, including industry and sector performance and operational and financing cash flow factors. Additionally, the Company considers its intent and ability to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in market value. Assessing the above factors involves inherent uncertainty. If a portion of the unrealized loss is due to credit losses, or if the Company does not have the intent or ability to retain its investment in the security, an impairment will be recorded in interest and marketable securities income, net. Impairments, if recorded, could materially differ from the actual market performance of marketable securities in the Company's portfolio if, among other things, relevant information related to the Company's investments was not publicly available, or other factors not considered by the Company would have been relevant to the determination of impairment.

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

Concentrations of Credit Risk

The amounts reflected in the consolidated balance sheets for accounts receivable, other current assets, accounts payable, accrued liabilities and other current liabilities approximate fair values due to their short-term maturities. The Company maintains the majority of its cash, cash equivalents and marketable securities with major financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2024, its concentration of credit risk related to cash equivalents and marketable securities was not significant.

Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically-dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. For the years ended December 31, 2024, 2023 and 2022, no customer accounted for more than 10% of total revenue. As of December 31, 2024 and 2023, no customer had an accounts receivable balance greater than 10% of total accounts receivable. The Company believes that, as of December 31, 2024 and 2023, its concentration of credit risk related to accounts receivable was not significant.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When the Company has certain financial assets and liabilities recorded at fair value, principally cash equivalents and short- and long-term marketable securities, they are classified as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 valuations are based upon the market prices for such investments that are readily available in active markets and Level 2 valuations are based upon the available quoted prices for similar assets in active markets (or identical assets in an inactive market). Fair values determined by Level 3 inputs are based on unobservable data points for the asset or liability.

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

The Company has implemented software and hardware initiatives to manage its global network more efficiently and, as a result, the expected average useful life of its servers increased from five years to six years, effective January 1, 2023. These changes decreased depreciation expense by $47.7 million for the year ended December 31, 2024, and increased net income by $39.8 million, or $0.26 per share, for the year ended December 31, 2024. These changes decreased depreciation expense by $62.7 million for the year ended December 31, 2023, and increased net income by $52.3 million, or $0.34 per share, for the year ended December 31, 2023.

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

Cost Method Investments

The Company accounts for its cost method investments at cost, less impairment, and adjusts for subsequent observable price changes. The Company's cost method investments consist primarily of equity securities of companies which do not have readily determinable fair values, and in which the Company does not have the ability to exercise significant influence over the companies' operations. As of December 31, 2024 and 2023, the carrying amount of the Company's cost method investments was $20.5 million and $19.6 million, respectively, and are included in other assets in the consolidated balance sheets. In 2024 and 2022, impairment losses of $5.1 million and $8.9 million, respectively, were recognized in other expense, net within the Company's consolidated statements of income. There were no impairments in 2023.

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

While GO-NET was in operation, the Company recognized revenue of $4.0 million for the year ended December 31, 2022 for services provided to GO-NET. The Company no longer provided these services after June 2022 due to the suspension of operations.

Goodwill, Acquired Intangible Assets and Long-Lived Assets

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of the net identifiable assets on the date of purchase and is carried at its historical cost. The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs its impairment test of goodwill as of December 31 each year. As of December 31, 2024, 2023 and 2022, the Company concluded that it has one reporting unit and that its chief operating decision maker is its chief executive officer and the executive management team. The Company has assigned the entire balance of goodwill to one reporting unit. The fair value of the reporting unit was based on the Company's market capitalization as of each of December 31, 2024 and 2023, and it was substantially in excess of the carrying value of the reporting unit at each date.

Acquired intangible assets consist of completed technologies, customer-related intangible assets, trademarks and trade names and acquired license rights. Acquired intangible assets, other than goodwill, are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible asset. Significant judgment is used in determining fair values of acquired intangibles assets and their estimated useful lives. Fair value and useful life determinations may be based on, among other factors, estimates of future expected cash flows, royalty cost savings and appropriate discount rates used in calculating present values.

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

Revenue Recognition

The Company primarily derives revenue from the sale of services to customers executing contracts having terms of one year or longer. Services included in the Company's contracts consist of security solutions, the delivery of content, applications and software over the internet, compute solutions and professional services. Revenue is recognized upon transfer of control of promised services in an amount that reflects the consideration the Company expects to receive in exchange for those services.

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

Cost of Revenue

Cost of revenue consists primarily of fees paid to network providers for bandwidth and to third-party network data centers for housing servers, also known as co-location costs. Cost of revenue also includes employee costs for services delivery and network operation, build-out and support of the Company's network; network storage costs; cost of software licenses; depreciation of network equipment used to deliver the Company’s services; and amortization of network-related internal-use software. The Company enters into contracts for bandwidth with third-party network providers with terms typically ranging from several months to two years. These contracts generally commit the Company to pay minimum monthly fees plus additional fees for bandwidth usage above the committed level. In some circumstances, internet service providers (“ISPs”) make rack space available for the Company to locate its servers and provide access to their bandwidth at a discount or no cost. Although the Company does not provide any goods or services to the ISPs or the ISPs’ customers under these arrangements, the ISPs and their customers indirectly benefit by accessing content through a local Company server, resulting in better content delivery. The Company records the cost of these vendor relationships at their negotiated transaction price, which is either at a discount or no cost.

Research and Development Costs and Capitalized Internal-Use Software

Research and development costs consist primarily of payroll and related personnel costs for the design, development, deployment, testing and enhancement of the Company’s solutions and global network. Costs incurred in the development of the Company’s services are expensed as incurred, except certain internal-use software development costs eligible for capitalization.

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

Restructuring Charges

The Company classifies certain expenses as restructuring charges that result from programs that have significantly changed either the scope of the business undertaken by management or the manner in which that business is conducted. These charges include employee severance and related expenses for workforce reductions, impairments of long-lived assets that will no longer be used in operations (including acquired intangible assets, operating lease right-of-use assets, other facility-related property and equipment and internal-use software) and termination fees for any contracts cancelled as part of these programs.

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

The Company excludes from stock-based compensation the fair value of stock awards it estimates will be forfeited. Forfeitures are estimated using historical forfeiture rates, adjusted for any non-recurring one-time events, and are revised in subsequent periods if actual forfeitures differ from those estimates.

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

The Company enters into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in other income (expense), net. As of December 31, 2024 and 2023, the fair value of the forward currency contracts and the underlying gains and losses for the years ended December 31, 2024, 2023 and 2022 were immaterial.

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

For the annual period ending December 31, 2024, the Company adopted guidance issued by the FASB to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense and application of all segment disclosure requirements to entities with a single reportable segment, on a retrospective basis. Other than additional required disclosures, adoption of the standard did not have an impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

In November 2024, the FASB issued guidance to enhance income statement disclosures through additional disclosures of specified information about certain costs and expenses. This guidance will be effective for the Company's annual period ending December 31, 2027 and interim periods beginning on January 1, 2028, and is to be applied prospectively with the option to adopt retrospectively. The Company is evaluating the impact the update will have on its disclosures.

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

3. Investments and Fair Value Measurements

Available-for-sale marketable securities held as of December 31, 2024 and 2023 were as follows (in thousands):

		Gross Unrealized		Aggregate Fair Value	Classification on Balance Sheet
	Amortized Cost				Short-Term Marketable Securities	Long-Term Marketable Securities
As of December 31, 2024		Gains	Losses
Time deposits	$11,330	$—	$—	$11,330	$11,330	$—
Corporate bonds	1,003,915	1,369	(307)	1,004,977	808,800	196,177
U.S. government agency obligations	303,816	567	(36)	304,347	249,318	55,029
	$1,319,061	$1,936	$(343)	$1,320,654	$1,069,448	$251,206

As of December 31, 2023
Time deposits	$14,426	$—	$—	$14,426	$14,426	$—
Commercial paper	6,249	—	(5)	6,244	6,244	—
Corporate bonds	1,328,980	6,429	(4,201)	1,331,208	276,975	1,054,233
U.S. government agency obligations	428,157	2,462	(979)	429,640	74,369	355,271
	$1,777,812	$8,891	$(5,185)	$1,781,518	$372,014	$1,409,504

The Company holds money market funds and mutual funds, which are classified as equity securities. These securities are not included in the available-for-sale securities table above, but are included in marketable securities in the consolidated balance sheet.

Unrealized gains and unrealized losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest and marketable securities income, net in the consolidated statements of income. As of December 31, 2024, the Company held for investment corporate bonds with a fair value of $14.4 million, which are classified as available-for-sale marketable securities and have been in a continuous unrealized loss position for more than 12 months. The unrealized losses related to these securities were insignificant and are included in accumulated other comprehensive loss as of December 31, 2024. The unrealized losses are attributable to changes in interest rates. Based on the evaluation of available evidence, the Company does not believe any portion of the unrealized loss is due to credit losses.

Fair Value Measurements

The fair value measurements within the fair value hierarchy of the Company’s financial assets as of December 31, 2024 and 2023 were as follows (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
As of December 31, 2024
Cash Equivalents and Marketable Securities:
Money market funds	$163,722	$163,722	$—
Time deposits	64,202	—	64,202
Corporate bonds	1,004,977	—	1,004,977
U.S. government agency obligations	304,347	—	304,347
Mutual funds	26,580	26,580	—
	$1,563,828	$190,302	$1,373,526

As of December 31, 2023
Cash Equivalents and Marketable Securities:
Money market funds	$177,240	$177,240	$—
Time deposits	39,670	—	39,670
Commercial paper	6,244	—	6,244
Corporate bonds	1,331,208	—	1,331,208
U.S. government agency obligations	429,640	—	429,640
Mutual funds	22,942	22,942	—
	$2,006,944	$200,182	$1,806,762

As of December 31, 2024 and 2023, the fair value of the Company's financial assets were determined utilizing a Level 1 or Level 2 valuation. Level 1 valuations are based upon the market prices for such investments that are readily available in active markets and Level 2 valuations are based upon the available quoted prices for similar assets in active markets (or identical assets in an inactive market). The Company did not have any transfers of assets or liabilities between Level 1 or Level 2 of the fair value measurement hierarchy during the years ended December 31, 2024 and 2023.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024	December 31, 2023
Due in 1 year or less	$1,069,448	$372,014
Due after 1 year through 5 years	251,206	1,409,504
	$1,320,654	$1,781,518

4. Accounts Receivable

Net accounts receivable consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Trade accounts receivable	$508,928	$516,175
Unbilled accounts receivable	222,281	211,596
Gross accounts receivable	731,209	727,771
Allowances for current expected credit losses and other reserves	(3,522)	(3,469)
Accounts receivable, net	$727,687	$724,302

A summary of activity in the accounts receivable allowance for current expected credit losses and other reserves for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	2024	2023	2022
Beginning balance	$3,469	$5,917	$1,397
Charges to income from operations	6,954	13,431	9,292
Collections from customers previously reserved and other	(6,901)	(15,879)	(4,772)
Ending balance	$3,522	$3,469	$5,917

Charges to income from operations primarily represents charges to provision for doubtful accounts for increases in the allowance for current expected credit losses.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Prepaid income taxes	$36,822	$33,448
Prepaid sales and other taxes	39,069	40,843
Prepaid software and related service costs	35,490	29,155
Deferred commissions	72,391	44,383
Other prepaid expenses	23,604	26,316
Other current assets	46,451	41,969
Total	$253,827	$216,114

Incremental Costs to Obtain a Contract with a Customer

Deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024	December 31, 2023
Deferred costs included in prepaid expenses and other current assets	$72,391	$44,383
Deferred costs included in other assets	58,996	42,738
Total deferred costs	$131,387	$87,121

Information related to incremental costs to obtain a contract with a customer for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	2024	2023	2022
Amortization expense related to deferred costs	$66,366	$50,414	$52,691
Incremental costs capitalized	$114,238	$70,072	$47,416

Amortization expense related to deferred costs is primarily included in sales and marketing expense in the consolidated statements of income.

6. Property and Equipment

Property and equipment consisted of the following as of December 31, 2024 and 2023 (in thousands, except years):

	December 31, 2024	December 31, 2023	Estimated Useful Life (in years)
Computer and networking equipment	$2,665,002	$2,456,470	3-7
Purchased software	88,033	96,979	3-10
Furniture and fixtures	63,876	67,657	1-7
Office equipment	36,340	40,546	3-5
Leasehold improvements	197,663	214,712	1-15
Internal-use software	2,103,054	1,829,933	2-10
Property and equipment, gross	5,153,968	4,706,297
Accumulated depreciation and amortization	(3,158,897)	(2,880,353)
Property and equipment, net	$1,995,071	$1,825,944

Depreciation and amortization expense on property and equipment and capitalized internal-use software for the years ended December 31, 2024, 2023 and 2022 was $556.0 million, $504.0 million and $527.8 million, respectively. During the years ended December 31, 2024, 2023 and 2022, the Company capitalized $105.3 million, $81.8 million and $32.3 million, respectively, of stock-based compensation related to employees who developed and enhanced internal-use software applications.

During the years ended December 31, 2024 and 2023, the Company wrote off $250.6 million and $174.3 million, respectively, of property and equipment, gross, along with the associated accumulated depreciation and amortization. The write-offs were primarily related to computer and networking equipment and internal-use software no longer in use. These assets had been substantially depreciated and amortized. In addition, the Company recorded a restructuring charge of $32.8 million and $13.8 million during the years ended December 31, 2024 and 2023, respectively, related to the impairment of internal-use software and facility-related property and equipment.

7. Acquired Intangible Assets and Goodwill

Acquired intangible assets that are subject to amortization consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$463,766	$(223,480)	$240,286	$354,539	$(196,572)	$157,967
Customer-related intangible assets	758,817	(313,991)	444,826	616,267	(273,758)	342,509
Trademarks and trade names	15,318	(10,579)	4,739	14,659	(9,117)	5,542
Acquired license rights	44,810	(7,076)	37,734	34,810	(4,685)	30,125
Total	$1,282,711	$(555,126)	$727,585	$1,020,275	$(484,132)	$536,143

Aggregate expense related to amortization of acquired intangible assets for the years ended December 31, 2024, 2023 and 2022 was $92.1 million, $66.8 million and $65.0 million, respectively. Based on the Company's acquired intangible assets as of December 31, 2024, aggregate expense related to amortization of acquired intangible assets is expected to be $111.5 million, $104.1 million, $89.2 million, $81.9 million and $76.0 million for the years ending December 31, 2025, 2026, 2027, 2028 and 2029, respectively. During 2024, the Company recorded a restructuring charge of $23.7 million related to the impairment of completed technologies and customer-related acquired intangible assets whose values were no longer supported by future cash flows. The impairment primarily related to acquired intangible assets acquired as part of the Neosec, Inc. ("Neosec") acquisition.

The changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Beginning balance	$2,850,470	$2,763,838
Acquisition of Noname Gate Ltd.	312,065	—
Acquisition of StorageOS, Inc.	—	14,046
Acquisition of Neosec, Inc.	—	66,882
Measurement period adjustments related to acquisitions completed in prior years	18	—
Foreign currency translation	(11,476)	5,704
Ending balance	$3,151,077	$2,850,470

8. Acquisitions

Asset Acquisitions

The Company acquired certain customer contracts from Edgio, Inc. ("Edgio"), Lumen Technologies, Inc. ("Lumen") and StackPath, LLC ("StackPath"), and certain of their affiliates. The acquisitions are intended to further strengthen the Company's existing delivery and security businesses by integrating the acquired customers to its platform and offering them the Company’s broader portfolio of services. Substantially all of the purchase price related to these acquisitions has been ascribed to customer-related acquired intangible assets.

The following table summarizes the details of the asset acquisitions:

Asset Acquisition	Acquisition Date	Purchase Price (1) (in thousands)		Weighted Average Amortization Period (in years)
Edgio	December 2024	$158,247	(2)(3)	9.0
Lumen	October 2023	$79,682		12.2
StackPath	August 2023	$51,211		13.4

(1) Includes capitalized transaction costs and a portion of the transition services agreement costs.
(2) Purchase price is estimated and is subject to adjustment for certain post-closing activities expected to be completed in the first quarter of 2025.
(3) As of December 31, 2024, the Company paid the majority of the purchase price in cash to Edgio and expects to pay the remaining consideration, if any, by the end of the first quarter of 2025.

Business Acquisitions

Business acquisition-related costs were $7.5 million, $2.7 million and $10.7 million during the years ended December 31, 2024, 2023 and 2022, respectively, and are included in general and administrative expense in the consolidated statements of income. Pro forma results of operations for the acquisitions completed in the years ended December 31, 2024, 2023 and 2022 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company's consolidated financial results. Revenue and earnings of the acquired companies since the dates of the acquisitions are included in the Company's consolidated statements of income and are not presented separately because they are not material.

Noname Security

In June 2024, the Company acquired all the outstanding equity interests of Noname Gate Ltd. ("Noname Security") for $452.3 million in cash, subject to post-closing adjustments. Noname Security is intended to expand the Company’s existing application programming interface ("API") security offering by providing more flexible deployment options, extensive vendor integrations and enhanced attack analysis. The Company believes this acquisition will accelerate its ability to meet increasing customer and market demand. As of December 31, 2024, the purchase price allocation is preliminary, pending finalization of net working capital and certain income tax matters.

The preliminary allocation of the purchase price for Noname Security and fair values of the assets acquired and liabilities assumed were as follows (in thousands):

Total purchase consideration	$452,319

Allocation of the purchase consideration:
Cash	$18,253
Accounts receivable	5,984
Prepaid expenses and other current assets	3,020
Identifiable intangible assets	137,800
Deferred income tax assets	2,487
Total assets acquired	167,544
Accounts payable	(2,074)
Accrued expenses	(5,926)
Deferred revenue	(19,289)
Total liabilities assumed	(27,289)
Identifiable net assets acquired	140,255
Goodwill	312,064
Total purchase price allocation	$452,319

The value of the goodwill can be attributed to a number of business factors, including a trained technical and sales workforce, and revenue and cost synergies expected to be realized. The Company expects that $248.8 million of the goodwill related to the acquisition of Noname Security will be deductible for tax purposes as a result of post-acquisition transactions.

Identified intangible assets acquired and their respective weighted average amortization period were as follows (in thousands, except years):

	Gross Carrying Amount	Weighted Average Amortization Period (in years)
Completed technologies	$132,300	10.5
Customer-related intangible assets	4,800	10.5
Trademarks	700	2.5
Total	$137,800

The Company applied the multi-period excess earnings method to estimate the fair values of the completed technologies and customer-related acquired intangible assets, and the relief-from-royalty method to estimate the fair values of the trademarks. The Company applied significant judgment in estimating the fair values of the acquired intangible assets, which involved significant estimates and assumptions with respect to forecasted revenue growth rates, forecasted operating margins, the technology obsolescence curve and discount rates. The total weighted average amortization period for the intangible assets acquired from Noname Security is 10.5 years. The intangible assets are amortized using a method that approximates their economic benefit over their estimated useful lives.

Neosec

In May 2023, the Company acquired all the outstanding equity interests of Neosec for $91.4 million in cash. Neosec is an API detection and response platform based on data and behavioral analytics. The acquisition is intended to complement the Company's application and API security portfolio by extending its visibility into the rapidly growing API threat landscape. The Company allocated $66.9 million of the purchase price to goodwill and $19.9 million to identifiable intangible assets, primarily consisting of completed technologies, with a total weighted average amortization period of 9.7 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. The value of the goodwill can be attributed to a number of business factors, including the expected impact from the ability to interface with the Company's platform. The value of goodwill deductible for tax purposes as a result of post-acquisition transactions is $33.8 million. The Company finalized its allocation of the purchase price in the second quarter of 2024.

StorageOS

In March 2023, the Company acquired all the outstanding equity interests of StorageOS, Inc. ("StorageOS"), also known as Ondat, a cloud-based storage technology provider for $20.6 million in cash. The acquisition of StorageOS's cloud storage technology and its industry-recognized talent is intended to strengthen the Company's compute offerings. Storage is a key component of any cloud computing offering, and this acquisition is expected to enhance the Company's storage capabilities, allowing the Company to offer a fundamentally different approach to cloud that integrates core and distributed compute sites with a massively scaled edge network. The Company allocated $14.0 million of the purchase price to goodwill and $4.5 million to a completed technology identifiable intangible asset with a total weighted average amortization period of 8.8 years. The intangible asset is being amortized based upon the pattern in which the economic benefit of the intangible asset is being utilized. The value of the goodwill is primarily attributable to synergies related to the integration of StorageOS technology onto the Company's platform as well as a trained technical workforce. All of the goodwill related to the acquisition of StorageOS is deductible for tax purposes as a result of post-acquisition transactions. The Company finalized its allocation of purchase price in the first quarter of 2024.

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

The value of the goodwill can be attributed to a number of business factors, including a trained technical workforce and cost synergies expected to be realized. All of the goodwill related to the acquisition of Linode was deductible for tax purposes as a result of post-acquisition transactions.

Identified intangible assets acquired and their respective weighted average amortization period were as follows (in thousands, except years):

	Gross Carrying Amount	Weighted Average Amortization Period (in years)
Customer-related intangible assets	$84,200	16.8
Completed technologies	70,900	5.8
Acquired license rights	34,320	15.0
Trademarks and trade name	6,600	8.8
Total	$196,020

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

9. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Payroll and other related benefits	$146,841	$143,010
Income taxes payable	76,375	70,017
Bandwidth and co-location expenses	77,603	78,210
Property, use and other taxes	31,357	38,270
Convertible senior notes interest	6,926	6,807
Other accrued expenses	31,786	15,867
Total	$370,888	$352,181

10. Restructuring

During the third quarter of 2024, management committed to an action to restructure certain parts of the Company with the primary intent of redeploying resources to support the Company's strategic investments ("Q3 2024 Action"). As a result, certain headcount reductions were necessary. Additionally, the Company planned for the end of life of certain solutions which resulted in impairments to capitalized internal-use software, as well as completed technologies and customer-related acquired intangible assets. The Company does not expect to incur material additional charges related to this action.

During the first quarter of 2023, management committed to an action to restructure certain parts of the Company to enable it to prioritize investments in the fastest growing areas of the business ("Q1 2023 Action"). As a result, certain headcount reductions were necessary. The Company does not anticipate incurring any material additional charges related to this action.

The Company launched its FlexBase program in May 2022, which is a flexible workplace arrangement that allows employees to choose to work from their home office, a Company office, an approved workspace, or a combination of all three, which is a significant change to the way employees worked prior to the program. As a result, impairments of right-of-use assets and property and equipment were recognized. The Company does not expect to incur any material additional charges related to this action.

As a result of MUFG’s suspension of GO-NET’s operations, the Company recognized a restructuring charge during the year ended December 31, 2022. This charge primarily related to the impairment of certain capitalized internal-use software assets that were no longer used in operations or were unable to generate sufficient future cash flows to support their carrying values. The Company does not anticipate incurring any additional charges related to this action.

At times the Company also recognizes restructuring charges related to completed acquisitions for severance and related expenses paid to redundant employees, fees paid to terminate redundant contracts and impairments of redundant long-lived assets, primarily duplicative facility-related assets, acquired intangible assets and capitalized internal-use software. The Company does not expect to incur material additional charges related to past acquisitions.

The following table summarizes the Company's restructuring charges during the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Q3 2024 Action	$63,398	$—	$—
Q1 2023 Action	—	20,668	—
FlexBase	1,717	27,654	3,637
GO-NET	—	—	7,490
Acquisitions related and other	30,326	8,321	2,402
Total restructuring charge	$95,441	$56,643	$13,529

The changes in the Company's accrual for employee severance and related expenses, included in other current liabilities, for all restructuring actions during the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Q3 2024 Action	Q1 2023 Action	GO-NET	Acquisitions Related and Other	Total
Balance as of January 1, 2022	$—	$—	$—	$1,188	$1,188
Cost incurred	—	—	224	523	747
Cash disbursements	—	—	(180)	(1,029)	(1,209)
Translation adjustments and other	—	—	(44)	(141)	(185)
Balance as of December 31, 2022	—	—	—	541	541
Cost incurred	—	20,668	—	417	21,085
Cash disbursements	—	(19,798)	—	(950)	(20,748)
Translation adjustments and other	—	(51)	—	10	(41)
Balance as of December 31, 2023	—	819	—	18	837
Cost incurred	34,447	—	—	2,360	36,807
Cash disbursements	(9,326)	(60)	—	(1,394)	(10,780)
Translation adjustments and other	(515)	(1)	—	3	(513)
Balance as of December 31, 2024	$24,606	$758	$—	$987	$26,351

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

Components and Fair Value of the Notes

The Notes consisted of the following components as of December 31, 2024 and 2023 (in thousands):

	2029 Notes	2027 Notes	2025 Notes	Total
As of December 31, 2024
Principal	$1,265,000	$1,150,000	$1,150,000	$3,565,000
Less: issuance costs, net of amortization	(13,354)	(4,951)	(884)	(19,189)
Net carrying amount	$1,251,646	$1,145,049	$1,149,116	$3,545,811

Estimated fair value (1)	$1,239,068	$1,155,865	$1,219,345	$3,614,278

As of December 31, 2023
Principal	$1,265,000	$1,150,000	$1,150,000	$3,565,000
Less: issuance costs, net of amortization	(16,478)	(6,831)	(3,462)	(26,771)
Net carrying amount	$1,248,522	$1,143,169	$1,146,538	$3,538,229

Estimated fair value (1)	$1,376,915	$1,289,219	$1,467,274	$4,133,408

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

The 2022 Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. As of December 31, 2024, the Company was in compliance with all covenants. The negative covenants include restrictions on subsidiary indebtedness, liens and fundamental changes. These covenants are subject to a number of important exceptions and qualifications. The principal financial covenant requires a maximum consolidated leverage ratio. There were no outstanding borrowings under the 2022 Credit Agreement as of December 31, 2024.

In January 2025, the Company entered into a $150.0 million uncommitted revolving credit agreement (the "2025 Credit Agreement"). Any outstanding borrowings are secured by collateral, consisting primarily of available-for-sale marketable securities. The 2025 Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. Borrowings under the 2025 Credit Agreement may be used to finance working capital needs and for general corporate purposes. The 2025 Credit Agreement does not have an expiration date but is cancellable at any time and any borrowings can be due on demand. Borrowings under the 2025 Credit Agreement will bear a specified interest rate, considering Secured Overnight Financing Rate, and interest period at the time of the confirmed borrowing.

Interest Expense

The Notes bear interest at fixed rates that are payable semi-annually in arrears on their respective interest payment dates each year. Interest expense, together with ongoing commitment fees under the terms of the Company's credit agreements, included in the consolidated statements of income for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	2024	2023	2022
Amortization of debt issuance costs	$7,802	$5,803	$4,688
Coupon interest payable on 2029 Notes	14,232	5,218	—
Coupon interest payable on 2027 Notes	4,312	4,312	4,312
Coupon interest payable on 2025 Notes	1,436	1,436	1,437
Interest payable and commitment fees under the credit agreements	616	1,402	952
Capitalization of interest expense	(1,281)	(462)	(293)
Total interest expense	$27,117	$17,709	$11,096

12. Leases

The Company has entered into various operating lease agreements for its offices and co-location sites and related equipment. The Company has also entered into sublease agreements with tenants of various offices previously vacated by the Company. These operating leases have lease periods expiring between 2025 and 2034. The Company’s operating lease costs for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Real Estate Arrangements	Co-location Arrangements	Total
2024
Operating lease cost	$67,757	$225,145	$292,902
Short-term lease cost	660	25,288	25,948
Variable lease cost	26,122	67,728	93,850
Sublease income	(31,722)	—	(31,722)
Total operating lease costs	$62,817	$318,161	$380,978

2023
Operating lease cost	$74,054	$179,552	$253,606
Short-term lease cost	133	23,565	23,698
Variable lease cost	25,860	62,084	87,944
Sublease income	(32,024)	—	(32,024)
Total operating lease costs	$68,023	$265,201	$333,224

2022
Operating lease cost	$82,761	$152,215	$234,976
Short-term lease cost	52	21,741	21,793
Variable lease cost	25,167	35,025	60,192
Sublease income	(25,743)	—	(25,743)
Total operating lease costs	$82,237	$208,981	$291,218

Lease costs for real estate arrangements are included in general and administrative expenses in the consolidated statements of income. Lease costs for co-location arrangements are primarily included in cost of revenue.

Weighted average remaining lease terms and discount rates related to the Company's operating leases as of December 31, 2024 and 2023 were as follows:

	December 31, 2024		December 31, 2023
	Real Estate Arrangements	Co-location Arrangements	Real Estate Arrangements	Co-location Arrangements
Weighted average remaining lease term (in years)	9.1	4.6	9.9	4.6
Weighted average discount rate	3.5%	4.3%	3.5%	4.2%

Maturities of operating lease liabilities as of December 31, 2024 were as follows (in thousands):

	Real Estate Arrangements	Co-location Arrangements
2025	$67,939	$195,152
2026	67,334	134,556
2027	61,036	113,227
2028	56,355	80,465
2029	54,556	66,100
Thereafter	261,818	73,094
Total lease payments	569,038	662,594
Less: imputed interest	81,745	61,093
Total lease liabilities	$487,293	$601,501

The table above excludes $182.5 million of future sublease income that is expected to be recognized through 2034. As of December 31, 2024, the Company had additional operating leases for co-location sites that had not yet commenced of $197.0 million, of which a majority will commence in 2025, with lease terms of one year to ten years. Additionally, during the fourth quarter of 2024, the Company entered into an operating lease with a data center operator for space in the Virginia area that is expected to commence beginning in the third quarter of 2025. The lease is for a datacenter with gross payments of approximately $750.0 million over a 12 year lease term. The Company has contemporaneously entered into a sublease with the affiliate of a large social media customer for the use of the space on substantially similar terms. The operating lease costs and associated sublease income will be recorded as general and administrative expense in the consolidated statements of income and are expected to substantially offset each other.

As of December 31, 2024, the Company had outstanding letters of credit in the amount of $4.0 million, primarily related to operating leases. The letters of credit remain in effect until the Company fulfills its obligations under these leases or as such obligations expire under the terms of the letters of credit.

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

14. Stockholders’ Equity

Stock Repurchase Program

In October 2021, the board of directors authorized a $1.8 billion share repurchase program, effective January 2022 through December 2024. In May 2024, the board of directors authorized a new $2.0 billion share repurchase program, effective May 2024 through June 2027. The Company's goals for the share repurchase programs are to offset the dilution created by its employee equity compensation programs over time and provide the flexibility to return capital to stockholders as business and market conditions warrant, while still preserving its ability to pursue other strategic opportunities.

The following summarizes the share repurchase activity pursuant to the share repurchase programs described above (in thousands):

	2024	2023	2022
Repurchases of common stock	$557,468	$654,046	$608,010
Number of shares repurchased	5,623	7,802	6,403

As of December 31, 2024, the Company had $2.0 billion available for future purchases of shares under the current repurchase program.

The board of directors authorized the retirement of all the outstanding shares of its treasury stock as of each of December 31, 2023 and 2022. The retired shares were returned to the number of authorized but unissued shares of the Company's common stock, and the retirement was recorded to additional paid-in capital.

15. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Foreign Currency Translation	Net Unrealized (Losses) Gains on Investments	Total
Balance as of January 1, 2023	$(116,474)	$(23,858)	$(140,332)
Other comprehensive income	18,439	26,563	45,002
Balance as of December 31, 2023	(98,035)	2,705	(95,330)
Other comprehensive loss	(59,064)	(1,599)	(60,663)
Balance as of December 31, 2024	$(157,099)	$1,106	$(155,993)
Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the years ended December 31, 2024 and 2023.

16. Revenue from Contracts with Customers

The Company sells its services through a sales force located both domestically and internationally. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. Revenue by geography included in the Company’s consolidated statements of income for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	2024	2023	2022
U.S.	$2,075,533	$1,968,779	$1,902,051
International	1,915,635	1,843,141	1,714,603
Total revenue	$3,991,168	$3,811,920	$3,616,654

The Company reports its revenue in three solution categories: security, delivery and compute. Security includes solutions that are designed to protect business online by keeping infrastructure, websites, applications, APIs, networks and users safe. Delivery includes solutions that are designed to enable business online, including media delivery and web and mobile performance. Compute includes compute, storage, networking, database and container management services. Revenue by solution category included in the Company’s consolidated statements of income for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	2024	2023	2022
Security	$2,042,661	$1,765,267	$1,541,941
Delivery	1,318,131	1,542,434	1,669,257
Compute	630,376	504,219	405,456
Total revenue	$3,991,168	$3,811,920	$3,616,654

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

During the years ended December 31, 2024, 2023 and 2022, the Company recognized $109.1 million, $105.9 million and $105.1 million of revenue that was included in deferred revenue as of December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2024, the aggregate amount of remaining performance obligations from contracts with customers was $4.3 billion. The Company expects to recognize approximately 60% of its remaining performance obligations as revenue over the next 12 months and approximately 35% over the next two to three years, with the remaining thereafter. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration such as usage-based contracts with no committed contract as well as anticipated renewed contracts. Revenue recognized during the years ended December 31, 2024, 2023 and 2022, related to performance obligations satisfied in previous periods was not material.

17. Employee Benefit Plans

Defined Contribution Plans

The Company has a savings plan for its U.S. employees that is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to this plan through payroll deductions within statutory and plan limits. The Company contributed $19.1 million, $19.7 million and $18.8 million of cash to the savings plan for the years ended December 31, 2024, 2023 and 2022, respectively, under a matching program.

The Company also maintains defined contribution benefit plans covering eligible foreign employees. The expense for these plans was not material in any period presented.

Deferred Compensation Plan

The Company offers certain eligible employees the ability to participate in a non-qualified deferred compensation plan, under which certain executives may elect to defer a portion of their compensation. Deferrals of cash compensation are invested by the Company in restricted mutual funds that mirror hypothetical investments elected by the plan participants. Deferrals of stock awards remain in the Company’s stock. As of December 31, 2024 and 2023, the total cash obligation under the deferred compensation plan was $26.6 million and $22.9 million, respectively.

18. Stock-Based Compensation

Equity Plans

In May 2013, the Company's stockholders approved the Akamai Technologies, Inc. 2013 Stock Incentive Plan, which was amended with Company shareholder approval in each of 2015, 2017, 2019, 2021, 2022 and 2023 (as amended and restated, the "2013 Plan"). The 2013 Plan replaced the Akamai Technologies, Inc. 2009 Stock Incentive Plan (the "2009 Plan"), which in turn replaced the Akamai Technologies, Inc. 2006 Stock Incentive Plan, the Akamai Technologies, Inc. 2001 Stock Incentive Plan and the Akamai Technologies, Inc. 1998 Stock Incentive Plan (such plans, together with the 2009 Plan, the "Previous Plans"). The Company no longer issues equity awards under the Previous Plans, and there are no outstanding equity awards related to those plans. The 2013 Plan allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards for up to 38.8 million shares of common stock, subject to certain adjustments, to employees, officers, directors, consultants and advisers of the Company. There are no shares of common stock that are currently outstanding under the Previous Plans available to grant under the 2013 Plan. As of December 31, 2024, the Company had reserved 7.6 million shares of common stock available for future issuance of equity awards under the 2013 Plan.

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

Additionally, the Company has the 1999 Employee Stock Purchase Plan ("1999 ESPP") that permits eligible employees to purchase up to 1.5 million shares each June 1 and December 1, provided that the aggregate number of shares issued shall not exceed 20.0 million. The 1999 ESPP allows participants to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. As of December 31, 2024, the Company had reserved 1.6 million shares of common stock available for future purchases under the 1999 ESPP Plan.

Stock-Based Compensation Expense

Components of total stock-based compensation expense included in the Company’s consolidated statements of income for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	2024	2023	2022
Cost of revenue	$61,177	$43,802	$28,354
Research and development	152,114	123,896	78,116
Sales and marketing	77,593	66,453	47,789
General and administrative	102,494	94,316	62,926
Total stock-based compensation	393,378	328,467	217,185
Provision for income taxes	(96,607)	(59,359)	(46,829)
Total stock-based compensation, net of taxes	$296,771	$269,108	$170,356

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the years ended December 31, 2024, 2023 and 2022 also include stock-based compensation reflected as a component of amortization primarily consisting of capitalized internal-use software; the additional stock-based compensation was $42.5 million, $32.5 million and $31.3 million, respectively, before taxes.

During 2023, the Company redesigned one of its non-executive short-term incentive compensation programs from a cash-based to a stock-based program that vests in one year. The Company also introduced a non-executive incentive program tied to its initiative to migrate certain applications from third-party cloud platforms onto its compute platform that vests over two years. These programs, headcount growth, an increase in equity award sizes to some new hires and existing employees due to market conditions and expected achievement of executive performance-based compensation plans increased stock-based compensation for the year ended December 31, 2023.

As of December 31, 2024, total pre-tax unrecognized compensation cost for stock awards was $491.2 million. The expense is expected to be recognized through 2028 over a weighted average period of 1.5 years.

Employee Stock Purchase Plan

The following summarizes the activity under the 1999 ESPP (in thousands, except per share amounts):

	2024	2023	2022
Shares issued	788	797	688
Weighted average purchase price per share	$77.60	$78.29	$82.83
Issuance of common stock	$61,131	$62,365	$56,570

As of December 31, 2024, $6.8 million had been withheld from employees for future purchases under the 1999 ESPP.

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

The grant-date fair values of awards granted under the 1999 ESPP during the years ended December 31, 2024, 2023 and 2022 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2024	2023	2022
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	5.2%	5.2%	1.9%
Expected volatility	24.4%	29.1%	26.0%
Dividend yield	—%	—%	—%

For the years ended December 31, 2024, 2023 and 2022, the weighted average fair value of awards granted under the 1999 ESPP was $22.63 per share, $23.12 per share and $33.26 per share, respectively.

Restricted Stock Units, Restricted Stock and Deferred Stock Units

Restricted stock units ("RSUs") represent the right to receive one share of the Company’s common stock upon vesting, while restricted stock is a grant of one share of the Company's common stock subject to vesting conditions. These awards are granted at the discretion of the board of directors, a committee thereof or, subject to defined limitations, the Chief Executive Officer of the Company, acting as a committee of one director, to whom such authority has been delegated. The Company has issued service-based RSUs and restricted stock that vest based on the passage of time assuming continued service with the Company, market-based RSUs that vest based upon total shareholder return ("TSR") measured against the benchmark TSR of a peer group and performance-based RSUs that vest only upon the achievement of defined internal performance metrics tied primarily to defined financial metrics.

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

The RSUs, restricted stock and DSUs granted by the Company during the year ended December 31, 2024 were as follows (in thousands):

December 31, 2024
Service-based (1)	4,850
Market-based	166
Performance-based	428
Total	5,444

(1) Includes DSU grants of 29,274 shares

For service-based RSUs, restricted stock and DSUs, the fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is being recognized over the vesting period. The majority of these awards vest over a three- or four-year period following the grant date, with some programs vesting over less time.

For market-based RSUs, the Company uses the Monte Carlo simulation model to determine the fair value. This model requires the input of assumptions, including the estimated term of each award, the risk-free interest rate, historical stock price volatility of the Company's shares and historical stock price volatility of peer-company shares. The grant-date fair values of the TSR-based RSUs granted during the years ended December 31, 2024, 2023 and 2022 were estimated using a Monte Carlo simulation model with the following assumptions:

	2024	2023	2022
Expected term (in years)	3.0	3.0	3.0
Risk-free interest rate	4.3%	4.5%	1.7%
Akamai historical share price volatility	25.6%	28.8%	30.3%
Average volatility of peer-company share price	30.6%	33.6%	40.7%

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

RSU, restricted stock and DSU activity for the year ended December 31, 2024 was as follows:

	Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	8,077	$83.12
Granted	5,444	108.09
Vested (1)	(5,253)	82.43
Forfeited	(558)	99.47
Outstanding at December 31, 2024	7,710	$100.04

(1) Includes DSUs of 26,426 shares which have vested and been distributed. Excludes DSUs which have vested, but have not yet been distributed.

The pre-tax intrinsic value and fair value of RSUs, restricted stock and DSUs were as follows (in thousands, except per share amounts):

	2024	2023	2022
Pre-tax intrinsic value of awards vested	$429,491	$254,686	$227,143
Fair value of awards vested	$433,026	$259,919	$231,708
Weighted average fair value of awards granted, per share (1)	$108.09	$74.89	$107.17

(1) The grant-date fair value is calculated based upon the Company’s closing stock price on the date of grant.

As of December 31, 2024, outstanding and unvested RSUs, restricted stock and DSUs had an aggregate intrinsic value of $737.4 million and a weighted average remaining vesting period of approximately 1.5 years. These awards are expected to vest on various dates through 2028.

As of December 31, 2024 and 2023, the Company had liability-classified awards outstanding of $10.0 million and $16.3 million, respectively. The liability-classified awards outstanding at December 31, 2024 are expected to vest and be re-classified to equity in less than one year. The liability-classified awards outstanding at December 31, 2023 vested and were re-classified to equity in 2024.

19. Income Taxes

The components of income before provision for income taxes were as follows for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
U.S.	$54,465	$20,146	$61,383
Foreign	532,548	632,381	596,620
Income before provision for income taxes	$587,013	$652,527	$658,003

The provision for income taxes consisted of the following for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Current tax provision:
Federal	$23,870	$23,406	$49,808
State	6,998	6,731	9,214
Foreign	121,495	99,223	172,645
Deferred tax benefit:
Federal	(43,695)	(18,213)	(73,826)
State	(14,959)	(6,692)	(18,657)
Foreign	(7,525)	(2,536)	(16,595)
Change in valuation allowance	(4,089)	4,454	4,107
Total	$82,095	$106,373	$126,696

The Company’s effective tax rate differed from the U.S. federal statutory tax rate as follows for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State taxes	1.1	1.0	0.7
Stock-based compensation	0.7	3.6	2.0
U.S. federal, state and foreign research and development credits	(6.4)	(4.7)	(5.1)
Foreign earnings	(2.3)	(6.5)	(6.6)
Nondeductible (nontaxable) foreign items	1.0	(0.2)	0.7
Global intangible low-taxed income	1.0	1.1	2.5
Change in prior year uncertain tax position reserve	1.4	—	0.4
Release of uncertain tax position reserve	(0.6)	(0.4)	(0.7)
Intercompany sale of intellectual property	(4.7)	0.6	4.0
Valuation allowance	(0.7)	0.7	0.6
Nondeductible transfer pricing	1.9	1.0	0.5
Foreign-derived intangible income	(1.4)	(1.1)	(0.8)
Other	2.0	0.2	0.1
	14.0%	16.3%	19.3%

The components of the net deferred tax assets and liabilities and the related valuation allowance as of December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Accrued bonus	$1,958	$3,716
Deferred revenue	20,598	14,223
Acquired intangible assets	23,731	—
Operating lease liabilities	108,429	116,752
Stock-based compensation	48,486	42,856
NOLs	21,769	19,791
Tax credit carryforwards	101,508	96,020
Capitalized research and development costs	188,470	108,592
Convertible senior notes interest	82,881	111,509
Depreciation and amortization	43,601	66,053
Other	39,917	21,856
Deferred tax assets	681,348	601,368
Acquired intangible assets	—	(12,126)
Operating lease right-of-use assets	(96,683)	(103,392)
Deferred commissions	(25,477)	(14,752)
Capitalized internal-use software development costs	(50,390)	(31,719)
Deferred tax liabilities	(172,550)	(161,989)
Valuation allowance	(41,615)	(45,704)
Net deferred tax assets	$467,183	$393,675

As summary of activity in the valuation allowance on deferred tax assets for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	2024	2023	2022
Beginning balance	$45,704	$41,250	$37,143
Charges to income tax expense	3,469	4,814	4,392
Release of valuation allowance	(7,558)	(360)	(285)
Ending balance	$41,615	$45,704	$41,250

Valuation allowances will be recognized on deferred tax assets if it is more-likely-than-not that some or all of the deferred tax assets will not be utilized. In measuring deferred tax assets, the Company considers all available evidence, both positive and negative, to determine whether a valuation allowance is needed. As of December 31, 2024, the Company recorded a $41.6 million valuation allowance against deferred tax assets related to state and foreign tax credits, foreign tax deductions and foreign NOLs in which it is more-likely-than-not that such attributes will expire prior to utilization. The decrease in the valuation allowance during 2024 was $4.1 million, which includes a decrease in the beginning balance of $6.5 million due to a change in expected utilization of state tax credits and foreign tax deductions.

The Company's NOL and tax credit carryforwards in U.S. federal, state and foreign jurisdictions as of December 31, 2024 and 2023 were as follows (in thousands, except years):

	2024	2023	Expirations at Various Dates Through:
NOL carryforwards:
Federal	$31,500	$32,700	2035
State	$58,600	$33,100	2046
Foreign	$47,900	$42,600	2039
Federal and state research and development tax credit and other credit carryforwards	$133,400	$125,200	2039

A portion of the Company's U.S. federal, state and foreign NOL carryforwards relate to acquisitions completed between 2012 and 2023.

As of December 31, 2024, accumulated earnings outside the U.S. totaled $2.3 billion, the majority of which have been taxed due to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings and the tax on global intangible low-taxed income required by the U.S. Tax Cuts and Jobs Act ("TCJA"). No provision for U.S. state income taxes and foreign withholding taxes has been provided for any remaining undistributed foreign earnings not subject to tax under the TCJA, or any additional basis differences inherent in the Company's international subsidiaries, as these amounts continue to be indefinitely reinvested. Determination of the amount of the unrecognized deferred tax liability on outside basis differences is not practicable because of the complexity of laws and regulations, the varying tax treatment of alternative repatriation scenarios and the variation due to multiple potential assumptions relating to the timing of any future repatriation.

The changes in the Company’s unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	2024	2023	2022
Balance at beginning of year	$68,658	$67,958	$22,563
Gross increases – tax positions of prior periods	11,150	2,074	3,880
Gross increases – current period tax positions	4,223	4,091	45,975
Gross decreases – tax positions of prior periods	(1,445)	(3,685)	(688)
Gross decreases – lapse of applicable statute of limitations	(2,665)	(1,780)	(3,772)
Balance at end of year	$79,921	$68,658	$67,958

As of December 31, 2024, 2023 and 2022, the Company had $48.8 million, $39.1 million and $38.3 million of unrecognized tax benefits, respectively. Total interest and penalties for unrecognized tax benefits includes $16.3 million, $11.0 million and $8.6 million as of December 31, 2024, 2023 and 2022, respectively. Interest and penalties related to unrecognized tax benefits are recorded in the provision for income taxes and were $7.5 million, $2.4 million and $2.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate is $43.7 million.

As of December 31, 2024, it is reasonably possible that $2.6 million of unrecognized tax benefits may be recognized within the next 12 months due to the expiration of local statutes of limitations. Certain U.S. federal, state and foreign income tax returns from 2015 through 2022 are currently under audit. The Company has reserved for those positions that are not more-likely-than-not to be sustained.

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

The components used in the computation of basic and diluted net income per share for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands, except per share data):

	2024	2023	2022
Numerator:
Net income	$504,918	$547,629	$523,672
Denominator:
Shares used for basic net income per share	151,392	152,510	159,089
Effect of dilutive securities:
Stock awards	2,210	2,312	658
Convertible senior notes	744	575	720
Warrants related to issuance of convertible senior notes	—	—	—
Shares used for diluted net income per share	154,346	155,397	160,467
Basic net income per share	$3.34	$3.59	$3.29
Diluted net income per share	$3.27	$3.52	$3.26

For the years ended December 31, 2024, 2023 and 2022, certain potential outstanding shares from service-based stock awards and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain market- and performance-based stock awards were excluded from the computation of diluted net income per share because the underlying market and performance conditions for such stock awards had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	2024	2023	2022
Service-based stock awards	2,171	2,947	2,211
Market- and performance-based stock awards	1,316	1,371	1,030
Warrants related to issuance of convertible senior notes	32,006	26,998	21,991
Total shares excluded from computation	35,493	31,316	25,232

21. Segment and Geographic Information

The Company’s chief operating decision-maker ("CODM") is the chief executive officer and the executive management team. As of December 31, 2024, the Company is currently organized and operates as one operating and reportable segment. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief executive officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate entities. The CODM assesses performance and makes decisions on optimizing the allocation of resources across functions and strategic investments using consolidated net income. Segment assets represent total assets as reported on the consolidated balance sheet.

Information regarding the Company's one operating segment for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	2024	2023	2022
Revenue	$3,991,168	$3,811,920	$3,616,654
Less:
Co-location fees	308,314	256,062	197,375
Bandwidth fees	233,100	228,038	205,268
Network build-out and supporting services	193,607	215,557	195,669
Payroll and related costs	1,511,272	1,408,866	1,346,769
Capitalized salaries and related costs	(302,830)	(261,728)	(202,794)
Facilities-related costs	86,671	90,061	103,473
Software and related services	71,687	69,970	70,736
Other segment items (1)	211,205	198,525	171,367
Depreciation and amortization	648,410	570,776	592,754
Stock-based compensation	393,378	328,467	217,185
Restructuring charges	95,441	56,643	13,529
Acquisition-related costs	7,502	13,345	29,049
Interest and marketable securities income, net	(100,280)	(45,194)	(3,258)
Interest expense	27,117	17,709	11,096
Other expense, net	19,561	12,296	10,433
Income tax expense	82,095	106,373	126,696
(Gain) loss from equity method investment	—	(1,475)	7,635
Net income	$504,918	$547,629	$523,672

(1) Other segment items includes marketing programs and related costs, third-party professional service fees, non-income related tax expense and other expenses.

The Company deploys its servers into networks worldwide. Net property and equipment, excluding internal-use software, and operating lease right-of-use assets, located in the U.S. and international locations, as of December 31, 2024 and 2023 was as follows (in thousands):

	December 31, 2024	December 31, 2023
Property and equipment, net, excluding internal-use software, located in the U.S.	$616,376	$639,816
Property and equipment, net, excluding internal-use software, located internationally	$663,914	$616,750
Operating lease right-of-use assets located in the U.S.	$600,015	$624,489
Operating lease right-of-use assets located internationally	$406,723	$284,145

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Based on this assessment, our management concluded that as of December 31, 2024, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(b) Director and Officer Trading Arrangements

The following table describes, for the quarterly period ended December 31, 2024, each trading arrangement for the sale or purchase of Company securities adopted, terminated or for which the amount, pricing or timing provisions were modified by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased or Sold
Adam Karon (Chief Operating Officer and General Manager of the Cloud Technology Group)	Adoption (December 2, 2024)	Rule 10b5-1 trading arrangement	Sales	Until June 2, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 46,778 shares of common stock(1)
Mani Sundaram (Executive Vice President and General Manager of the Security Technology Group)	Adoption (December 4, 2024)	Rule 10b5-1 trading arrangement	Sales	Until September 1, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 16,867 shares of common stock

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 (the "2025 Proxy Statement").

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our 2025 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference the information that will be contained in our 2025 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)Documents Filed as Part of this annual report on Form 10-K

1.Financial Statements (included in Item 8 of this annual report on Form 10-K):

•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2024 and 2023
•Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
•Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
•Consolidated Statements of Stockholders' Equity for the years ended December 31, 2024, 2023 and 2022
•Notes to Consolidated Financial Statements

2.Financial Statement Schedules

Financial statements schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

(b)Exhibits

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Akamai Technologies, Inc.	8-K	3.1	May 16, 2024
3.2	Amended and Restated Bylaws of Akamai Technologies, Inc.	8-K	3.1	December 16, 2022
3.3	Amendment No. 1 to Amended and Restated Bylaws of Akamai Technologies, Inc.	8-K	3.1	September 19, 2023
4.1	Specimen common stock certificate	S-1/A	4.1	October 13, 1999
4.2	Indenture (including form of Notes) with respect to Akamai’s 0.125% Convertible Senior Notes due 2025, dated as of May 21, 2018, between Akamai and U.S. Bank National Association, as trustee	8-K	4.1	May 22, 2018
4.3	Indenture (including form of Notes) with respect to the Registrant’s 0.375% Convertible Senior Notes due September 1, 2027, dated as of August 16, 2019, between the Registrant and U.S. Bank National Association, as trustee	8-K	4.1	August 16, 2019
4.4	Indenture (including form of Notes) with respect to the Registrant's 1.125% Convertible Senior Notes due February 15, 2029, dated as of August 18, 2023, between Akamai Technologies, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	4.1	August 18, 2023
4.5	First Supplemental Indenture with respect to 0.125% Convertible Senior Notes due 2025, dated December 16, 2021, between Akamai Technologies, Inc. and U.S. Bank National Association, as trustee	8-K	4.1	December 16, 2021
4.6	First Supplemental Indenture with respect to 0.375% Convertible Senior Notes due 2027, dated December 16, 2021, between Akamai Technologies, Inc. and U.S. Bank National Association, as trustee	8-K	4.2	December 16, 2021
4.7	Description of Registrant's Securities Registered Under Section 12 of the Exchange Act	10-K	4.4	February 28, 2020
10.1@	Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant	10-K	10.5	March 16, 2006
10.2@	Amendment to Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant	10-Q	10.46	May 12, 2008
10.3@	2009 Akamai Technologies, Inc. Stock Incentive Plan, as amended	8-K	99.1	May 23, 2011
10.4@*	Akamai Technologies, Inc. Second Amended and Restated 2013 Stock Incentive Plan, as amended
10.5	Linode Limited Liability Company 2022 RSU Plan	S-8	99.1	March 21, 2022
10.6@	Form of Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan (time vesting)	10-Q	10.39	May 09, 2019
10.7@	Form of Performance-Based Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan	10-K	10.9	February 28, 2023
10.8@	Form of Non-Qualified Stock Option Agreement for use under the 2013 Stock Incentive Plan	10-Q	10.4	August 09, 2013
10.9	Form of Deferred Stock Unit Agreement for use under the 2013 Stock Incentive Plan	10-Q	10.5	August 09, 2013
10.10@	Form of Performance-Based Vesting Restricted Stock Unit Agreement with Retirement Provision	10-K	10.12	February 28, 2023
10.11@	Non-Employee Director Compensation Plan	10-Q	10.1	November 08, 2024
10.12@	Form of Executive Bonus Plan	8-K	99.1	February 24, 2023
10.13@	Akamai Technologies, Inc. Executive Severance Pay Plan, as amended	8-K	10.1	October 02, 2019
10.14@	Form of Change in Control and Severance Agreement	8-K	99.1	February 25, 2022
10.15@	Akamai Technologies, Inc. Amended and Restated U.S. Non-Qualified Deferred Compensation Plan	10-Q	10.2	November 08, 2024

			Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Date Filed
10.16@	Employment Letter Agreement between the Registrant and F. Thomson Leighton dated February 25, 2013	10-K	10.28	March 01, 2013
10.17@	Amendment to Employment Letter Agreement between the Registrant and F. Thomson Leighton dated November 12, 2015	8-K	99.3	November 17, 2015
10.18	Indenture of Lease for 145 Broadway, Cambridge, Massachusetts dated November 7, 2016	8-K	10.47	November 10, 2016
10.19	Must-Take Premises and Right of First Offer Agreement among the Registrant, Boston Properties Limited Partnership and the Trustees of Ten Cambridge Center Trust dated November 7, 2016	8-K	10.48	November 10, 2016
10.2	150 Broadway Real Property Lease Dated December 20, 2017	10-K	10.19	March 01, 2018
10.21†	Exclusive Patent and Non-Exclusive Copyright License Agreement, dated as of October 26, 1998, between the Registrant and Massachusetts Institute of Technology	S-1/A	10.16	October 28, 1999
10.22	Credit Agreement by and among Akamai Technologies, Inc., the financial institutions identified therein as lenders and JPMorgan Chase Bank, N.A., as administrative agent, dated November 22, 2022	8-K	10.1	November 23, 2022
10.23	Form of Call Option Confirmation between Akamai and each Option Counterparty	8-K	10.1	May 22, 2018
10.24	Form of Warrant Confirmation between Akamai and each Option Counterparty	8-K	10.2	May 22, 2018
10.25	Form of Call Option Confirmation between the Registrant and each Option Counterparty	8-K	10.1	August 16, 2019
10.26	Form of Warrant Confirmation between the Registrant and each Option Counterparty	8-K	10.2	August 16, 2019
10.27	Form of Call Option Transaction Confirmation between the Registrant and each Option Counterparty	8-K	10.1	August 18, 2023
10.28	Form of Warrant Confirmation between the Registrant and each Option Counterparty	8-K	10.2	August 18, 2023
19.1*	Akamai Technologies, Inc. Statement of Company Policy on Securities Transactions by Akamai Personnel
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Akamai Clawback Policy	10-K	97	February 28, 2024
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.INS)

@	Management contract or compensatory plan or arrangement filed as an exhibit to this annual report on Form 10-K pursuant to Item 15(b) of this annual report.
†	Confidential Treatment has been granted as to certain portions of this exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.
*	Submitted electronically herewith.

(c)Not applicable.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 24, 2025	AKAMAI TECHNOLOGIES, INC.

	By:	/s/ EDWARD MCGOWAN
Edward McGowan Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. THOMSON LEIGHTON	Chief Executive Officer, President and Director (Principal Executive Officer)	February 24, 2025
F. Thomson Leighton

/s/ EDWARD MCGOWAN	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 24, 2025
Edward McGowan

/s/ LAURA HOWELL	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 24, 2025
Laura Howell

/s/ SHARON Y. BOWEN	Director	February 24, 2025
Sharon Y. Bowen

/s/ MARIANNE C. BROWN	Director	February 24, 2025
Marianne C. Brown

/s/ MONTE E. FORD	Director	February 24, 2025
Monte E. Ford

/s/ DANIEL R. HESSE	Director	February 24, 2025
Daniel R. Hesse

/s/ PETER T. KILLALEA	Director	February 24, 2025
Peter T. Killalea

/s/ JONATHAN F. MILLER	Director	February 24, 2025
Jonathan F. Miller

/s/ MADHU RANGANATHAN	Director	February 24, 2025
Madhu Ranganathan

/s/ BERNARDUS VERWAAYEN	Director	February 24, 2025
Bernardus Verwaayen

/s/ WILLIAM R. WAGNER	Director	February 24, 2025
William R. Wagner