Form 10-Q
period 2025-03-31
AKAMAI TECHNOLOGIES INC
filed 2025-05-09
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 5, 2025: 146,206,374

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data) (unaudited)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,097,026	$517,707
Marketable securities	224,204	1,078,876
Accounts receivable, net of reserves of $4,860 and $3,522 at March 31, 2025, and December 31, 2024, respectively	759,438	727,687
Prepaid expenses and other current assets	294,303	253,827
Total current assets	2,374,971	2,578,097
Marketable securities	23,020	275,592
Property and equipment, net	2,110,054	1,995,071
Operating lease right-of-use assets	977,419	1,006,738
Acquired intangible assets, net	700,717	727,585
Goodwill	3,157,409	3,151,077
Deferred income tax assets	454,568	483,249
Other assets	184,032	151,376
Total assets	$9,982,190	$10,368,785

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(in thousands, except share data) (unaudited)	March 31, 2025	December 31, 2024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$155,917	$130,447
Accrued expenses	265,371	370,888
Deferred revenue	169,529	149,222
Convertible senior notes	1,149,761	1,149,116
Operating lease liabilities	263,365	259,134
Other current liabilities	12,586	32,516
Total current liabilities	2,016,529	2,091,323
Deferred revenue	22,945	26,314
Deferred income tax liabilities	18,151	16,066
Convertible senior notes	2,397,953	2,396,695
Operating lease liabilities	807,697	829,660
Other liabilities	134,354	130,370
Total liabilities	5,397,629	5,490,428
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 157,767,206 shares issued and 146,086,802 shares outstanding at March 31, 2025, and 155,647,988 shares issued and 150,025,096 outstanding at December 31, 2024	1,578	1,556
Additional paid-in capital	2,673,892	2,618,384
Accumulated other comprehensive loss	(135,385)	(155,993)
Treasury stock, at cost, 11,680,404 shares at March 31, 2025, and 5,622,892 shares at December 31, 2024	(1,051,593)	(558,488)
Retained earnings	3,096,069	2,972,898
Total stockholders’ equity	4,584,561	4,878,357
Total liabilities and stockholders’ equity	$9,982,190	$10,368,785

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
(in thousands, except per share data) (unaudited)	2025	2024
Revenue	$1,015,139	$986,970
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	418,945	394,743
Research and development	123,549	116,932
Sales and marketing	134,131	134,570
General and administrative	155,933	152,430
Amortization of acquired intangible assets	27,637	21,023
Restructuring charge	361	544
Total costs and operating expenses	860,556	820,242
Income from operations	154,583	166,728
Interest and marketable securities income, net	19,530	27,841
Interest expense	(6,750)	(6,818)
Other income, net	6,020	511
Income before provision for income taxes	173,383	188,262
Provision for income taxes	(50,212)	(12,844)
Net income	$123,171	$175,418
Net income per share:
Basic	$0.83	$1.16
Diluted	$0.82	$1.11
Shares used in per share calculations:
Basic	149,052	151,628
Diluted	151,064	157,466

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(in thousands) (unaudited)	2025	2024
Net income	$123,171	$175,418
Other comprehensive gain (loss):
Foreign currency translation adjustments	21,784	(16,447)
Change in unrealized loss on investments, net of income tax benefit of $385 and $1,562 for the three months ended March 31, 2025 and 2024, respectively	(1,176)	(4,816)
Other comprehensive gain (loss)	20,608	(21,263)
Comprehensive income	$143,779	$154,155

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(in thousands) (unaudited)	2025	2024
Cash flows from operating activities:
Net income	$123,171	$175,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	174,022	156,183
Stock-based compensation	111,978	93,260
Provision (benefit) for deferred income taxes	31,383	(10,467)
Amortization of debt issuance costs	1,605	1,682
Gain on investments	(9,313)	—
Other non-cash reconciling items, net	2,142	2,062
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(25,677)	(736)
Prepaid expenses and other current assets	(37,129)	(26,016)
Accounts payable and accrued expenses	(109,906)	(66,949)
Deferred revenue	14,948	34,316
Other current liabilities	(20,276)	356
Other non-current assets and liabilities	(5,748)	(7,231)
Net cash provided by operating activities	251,200	351,878
Cash flows from investing activities:
Cash paid for asset acquisition	(29,930)	—
Purchases of property and equipment	(117,776)	(93,751)
Capitalization of internal-use software development costs	(78,232)	(80,003)
Purchases of short- and long-term marketable securities	(7,080)	(170,019)
Proceeds from sales of short- and long-term marketable securities	265,806	15,144
Proceeds from maturities and redemptions of short- and long-term marketable securities	847,149	167,111
Other, net	(3,091)	9,935
Net cash provided by (used in) investing activities	876,846	(151,583)
Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock plans	20,182	20,310
Employee taxes paid related to net share settlement of stock awards	(72,063)	(109,333)
Repurchases of common stock	(499,963)	(125,449)
Other, net	(406)	(1,509)
Net cash used in financing activities	(552,250)	(215,981)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	5,431	(4,013)
Net increase (decrease) in cash, cash equivalents and restricted cash	581,227	(19,699)
Cash, cash equivalents and restricted cash at beginning of period	519,084	490,470
Cash, cash equivalents and restricted cash at end of period	$1,100,311	$470,771

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Three Months Ended March 31,
(in thousands) (unaudited)	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds received of $90 and $525 for the three months ended March 31, 2025 and 2024, respectively	$89,713	$74,940
Cash paid for interest expense	9,412	9,153
Cash paid for operating lease liabilities	74,729	64,795
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	34,930	100,167
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	85,155	43,065
Capitalization of stock-based compensation	32,064	26,596

Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$1,097,026	$467,717
Restricted cash	3,285	3,054
Cash, cash equivalents and restricted cash	$1,100,311	$470,771

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended March 31, 2025
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2025	150,025,096	$1,556	$2,618,384	$(155,993)	$(558,488)	$2,972,898	$4,878,357
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	2,119,218	22	(85,728)				(85,706)
Stock-based compensation			141,236				141,236
Repurchases of common stock	(6,158,235)				(503,091)		(503,091)
Re-issuance of treasury stock for 401(k) employer match	100,723				9,986		9,986
Net income						123,171	123,171
Foreign currency translation adjustment				21,784			21,784
Change in unrealized loss on investments, net of tax				(1,176)			(1,176)
Balance at March 31, 2025	146,086,802	$1,578	$2,673,892	$(135,385)	$(1,051,593)	$3,096,069	$4,584,561

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Three Months Ended March 31, 2024
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2024	151,232,908	$1,512	$2,222,993	$(95,330)	$—	$2,467,980	$4,597,155
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	2,321,067	24	(127,020)				(126,996)
Stock-based compensation			134,902				134,902
Repurchases of common stock	(1,142,612)				(125,449)		(125,449)
Net income						175,418	175,418
Foreign currency translation adjustment				(16,447)			(16,447)
Change in unrealized loss on investments, net of tax				(4,816)			(4,816)
Balance at March 31, 2024	152,411,363	$1,536	$2,230,875	$(116,593)	$(125,449)	$2,643,398	$4,633,767

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) develops and provides solutions for global enterprises to build, secure and accelerate their applications and digital experiences. Its massively distributed global network is comprised of core and distributed sites, more than 4,300 edge points-of-presence in approximately 130 countries and over 700 cities. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company is currently organized and operates as one operating and reportable segment.

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed in, or omitted from, these interim financial statements. Accordingly, the unaudited interim condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 24, 2025. The December 31, 2024 condensed consolidated balance sheet included herein is derived from the Company's audited consolidated financial statements.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued guidance which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This guidance will be effective for the Company on January 1, 2026, and is to be applied prospectively with the option to adopt retrospectively. The Company has historically not had induced conversions of its convertible senior notes and does not anticipate this guidance to have an impact on its consolidated financial statements or its disclosures upon adoption.

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

2. Fair Value Measurements

Available-for-sale marketable securities held as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of March 31, 2025
Time deposits	$12,152	$—	$—	$12,152	$12,152	$—
Corporate bonds	199,783	33	(3)	199,813	199,813	—
	$211,935	$33	$(3)	$211,965	$211,965	$—

As of December 31, 2024
Time deposits	$11,330	$—	$—	$11,330	$11,330	$—
Corporate bonds	1,003,915	1,369	(307)	1,004,977	808,800	196,177
U.S. government agency obligations	303,816	567	(36)	304,347	249,318	55,029
	$1,319,061	$1,936	$(343)	$1,320,654	$1,069,448	$251,206

The Company holds money market funds and mutual funds, which are classified as equity securities. These securities are not included in the available-for-sale securities table above, but are included in marketable securities in the interim condensed consolidated balance sheets.

Unrealized gains and unrealized losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the interim condensed consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest and marketable securities income, net in the interim condensed consolidated statements of income. As of March 31, 2025, the Company held available-for-sale marketable securities with a fair value of $1.4 million that have been in a continuous unrealized loss position for more than 12 months. The unrealized losses related to these securities were insignificant and are included in accumulated other comprehensive loss as of March 31, 2025. The unrealized losses are attributable to changes in interest rates. Based on the evaluation of available evidence, the Company does not believe any portion of the unrealized loss is due to credit losses.

Fair Value Measurements

The fair value measurements within the fair value hierarchy of the Company’s financial assets as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
As of March 31, 2025
Cash Equivalents and Marketable Securities:
Money market funds	$709,564	$709,564	$—
Time deposits	76,363	—	76,363
Corporate bonds	199,813	—	199,813
Mutual funds	25,365	25,365	—
	$1,011,105	$734,929	$276,176

As of December 31, 2024
Cash Equivalents and Marketable Securities:
Money market funds	$163,722	$163,722	$—
Time deposits	64,202	—	64,202
Corporate bonds	1,004,977	—	1,004,977
U.S. government agency obligations	304,347	—	304,347
Mutual funds	26,580	26,580	—
	$1,563,828	$190,302	$1,373,526

As of March 31, 2025 and December 31, 2024, the fair value of the Company's financial assets were determined utilizing a Level 1 or Level 2 valuation. Level 1 valuations are based upon the market prices for such investments that are readily available in active markets and Level 2 valuations are based upon the available quoted prices for similar assets in active markets (or identical assets in an inactive market). The Company did not have any transfers of assets or liabilities between Level 1 or Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2025.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
Due in 1 year or less	$211,965	$1,069,448
Due after 1 year through 5 years	—	251,206
	$211,965	$1,320,654

3. Accounts Receivable

Net accounts receivable consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Trade accounts receivable	$552,512	$508,928
Unbilled accounts receivable	211,786	222,281
Gross accounts receivable	764,298	731,209
Allowances for current expected credit losses and other reserves	(4,860)	(3,522)
Accounts receivable, net	$759,438	$727,687

A summary of activity in the accounts receivable allowance for current expected credit losses and other reserves for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	March 31, 2025	March 31, 2024
Beginning balance	$3,522	$3,469
Charges to income from operations	3,038	1,700
Collections from customers previously reserved and other	(1,700)	(2,394)
Ending balance	$4,860	$2,775

Charges to income from operations primarily represents charges to provision for doubtful accounts for increases in the allowance for current expected credit losses.

4. Incremental Costs to Obtain a Contract with a Customer

Deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
Deferred costs included in prepaid expenses and other current assets	$53,902	$72,391
Deferred costs included in other assets	79,867	58,996
Total deferred costs	$133,769	$131,387

Information related to incremental costs to obtain a contract with a customer for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Amortization expense related to deferred costs	$13,789	$14,363
Incremental costs capitalized	14,301	19,342

Amortization expense related to deferred costs is primarily included in sales and marketing expense in the interim condensed consolidated statements of income.

5. Acquired Intangible Assets and Goodwill

Acquired intangible assets that are subject to amortization consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$464,386	$(233,216)	$231,170	$463,766	$(223,480)	$240,286
Customer-related intangible assets	760,510	(332,162)	428,348	758,817	(313,991)	444,826
Trademarks and trade names	15,331	(10,985)	4,346	15,318	(10,579)	4,739
Acquired license rights	44,810	(7,957)	36,853	44,810	(7,076)	37,734
Total	$1,285,037	$(584,320)	$700,717	$1,282,711	$(555,126)	$727,585

Based on the Company’s acquired intangible assets as of March 31, 2025, aggregate expense related to amortization of acquired intangible assets is expected to be $83.6 million for the remainder of 2025, and $104.0 million, $89.2 million, $81.8 million and $75.9 million for 2026, 2027, 2028 and 2029, respectively.

The changes in the carrying amount of goodwill for the three months ended March 31, 2025 were as follows (in thousands):

Balance as of January 1, 2025	$3,151,077
Foreign currency translation	6,332
Balance as of March 31, 2025	$3,157,409

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

The 2025 Notes matured and were repaid on May 1, 2025.

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

The conversion rights for the outstanding Notes as of March 31, 2025 are as follows:

Notes	Conversion Date	Conversion Rate (1)	Conversion Price per Share (1)
2029 Notes	October 15, 2028	7.9170	$126.31
2027 Notes	May 1, 2027	8.6073	$116.18
2025 Notes (2)	January 1, 2025	10.5150	$95.10

(1) The conversion rate for the Notes is established as a number of shares of the Company's commons stock per $1,000 principal amount of the Notes, that is equivalent to the conversion price per share, subject to adjustments in certain events. Upon the occurrence of certain corporate events the Company will increase the conversion rate for a holder that elects to convert its Notes.
(2) Upon settlement of the 2025 Notes on May 1, 2025, an insignificant amount was converted.

Components and Fair Value of the Notes

The Notes consisted of the following components as of March 31, 2025 and December 31, 2024 (in thousands):

	2029 Notes	2027 Notes	2025 Notes	Total
As of March 31, 2025
Principal	$1,265,000	$1,150,000	$1,150,000	$3,565,000
Less: issuance costs, net of amortization	(12,566)	(4,481)	(239)	(17,286)
Net carrying amount	$1,252,434	$1,145,519	$1,149,761	$3,547,714

Estimated fair value (1)	$1,203,445	$1,123,228	$1,145,285	$3,471,958

As of December 31, 2024
Principal	$1,265,000	$1,150,000	$1,150,000	$3,565,000
Less: issuance costs, net of amortization	(13,354)	(4,951)	(884)	(19,189)
Net carrying amount	$1,251,646	$1,145,049	$1,149,116	$3,545,811

Estimated fair value (1)	$1,239,068	$1,155,865	$1,219,345	$3,614,278

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

Revolving Credit Facilities

In January 2025, the Company entered into a $150.0 million uncommitted revolving credit agreement ("2025 Credit Agreement"). Any outstanding borrowings are secured by collateral, consisting primarily of available-for-sale marketable securities. Borrowings under the 2025 Credit Agreement may be used to finance working capital needs and for general corporate purposes. The 2025 Credit Agreement does not expire but is cancellable at any time and any borrowings can be due on demand. Borrowings under the 2025 Credit Agreement will bear a specified interest rate, considering Secured Overnight Financing Rate, and interest period at the time of the confirmed borrowing. There were no outstanding borrowings under the 2025 Credit Agreement as of March 31, 2025.

In November 2022, the Company entered into a $500.0 million five-year, revolving credit agreement (“2022 Credit Agreement”). Borrowings under the 2022 Credit Agreement may be used to finance working capital needs and for general corporate purposes. The 2022 Credit Agreement provides for an initial $500.0 million in revolving loans. Under specified circumstances, the facility can be increased to up to $1.0 billion in aggregate principal amount. The 2022 Credit Agreement expires on November 22, 2027, and any amounts outstanding thereunder will become due and payable, subject to up to two one-year extensions at the Company's request and with the consent of the lenders party thereto.

Borrowings under the 2022 Credit Agreement bear interest, at the Company's option, at a term benchmark rate plus a spread of 0.75% to 1.125%, a reference rate plus a spread of 0.75% to 1.125%, or a base rate plus a spread of 0.00% to 0.125%, in each case with such spread being determined based on the Company's consolidated leverage ratio specified in the 2022 Credit Agreement. Regardless of what amounts, if any, are outstanding under the 2022 Credit Agreement, the Company is also obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.07% to 0.125%, with such rate being based on the Company's consolidated leverage ratio specified in the 2022 Credit Agreement.

The 2022 Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. As of March 31, 2025, the Company was in compliance with all covenants. The negative covenants include restrictions on subsidiary indebtedness, liens and fundamental changes. These covenants are subject to a number of important exceptions and qualifications. The principal financial covenant requires a maximum consolidated leverage ratio. There were no outstanding borrowings under the 2022 Credit Agreement as of March 31, 2025. In April 2025, the Company borrowed $250.0 million under the 2022 Credit Agreement.

Interest Expense

The Notes bear interest at fixed rates that are payable semi-annually in arrears on their respective interest payment dates each year. Interest expense, together with ongoing commitment fees under the terms of the Company's credit agreements, included in the interim condensed consolidated statements of income for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Amortization of debt issuance costs	$1,959	$1,946
Coupon interest payable on 2029 Notes	3,558	3,558
Coupon interest payable on 2027 Notes	1,078	1,078
Coupon interest payable on 2025 Notes	359	359
Interest payable and commitment fees under the credit agreements	150	141
Capitalization of interest expense	(354)	(264)
Total interest expense	$6,750	$6,818

7. Restructuring

During the third quarter of 2024, management committed to an action to restructure certain parts of the Company with the primary intent of redeploying resources to support the Company's strategic investments ("Q3 2024 Action"). As a result, certain headcount reductions were necessary. Additionally, the Company planned for the end of life of certain solutions which resulted in impairments to capitalized internal-use software, as well as completed technologies and customer-related acquired intangible assets. The Company has incurred $63.7 million of restructuring charges related to this action through March 31, 2025. There were no material charges incurred during the three months ended March 31, 2025, and the Company does not expect to incur any material additional charges related to this action.

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

The liability for restructuring charges for employee severance and related expenses is substantially included in other current liabilities on the consolidated balance sheets. The changes in the liability for all restructuring actions for the three months ended March 31, 2025 were as follows (in thousands):

	Q3 2024 Action	Acquisitions Related and Other	Total
Balance as of January 1, 2025	$24,606	$1,745	$26,351
Costs incurred	274	74	348
Cash disbursements	(18,742)	(946)	(19,688)
Translation adjustments and other	138	2	140
Balance as of March 31, 2025	$6,276	$875	$7,151

8. Stockholders’ Equity

Share Repurchase Program

In May 2024, the board of directors authorized a $2.0 billion share repurchase program, effective May 2024 through June 2027, of which $1,480.5 million remains available for repurchase as of March 31, 2025. The Company's goals for the share repurchase program are to offset the dilution created by its employee equity compensation programs over time and provide the flexibility to return capital to shareholders as business and market conditions warrant, while still preserving its ability to pursue other strategic opportunities.

During the three months ended March 31, 2025, the Company repurchased 6.2 million shares of its common stock for $500.0 million.

Stock-Based Compensation

Components of total stock-based compensation included in the Company’s interim condensed consolidated statements of income for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Cost of revenue	$18,928	$12,618
Research and development	42,268	38,045
Sales and marketing	22,440	18,811
General and administrative	28,342	23,786
Total stock-based compensation	111,978	93,260
Provision for income taxes	(14,797)	(40,340)
Total stock-based compensation, net of income taxes	$97,181	$52,920

During 2025, the Company's matching program related to the savings plan for its U.S. employees that is designed to be qualified under Section 401(k) of the Internal Revenue Code was redesigned to be settled in shares of the Company's common stock instead of cash and the percentage match was increased.

In addition to the amounts of stock-based compensation reported in the table above, the Company’s interim condensed consolidated statements of income for the three months ended March 31, 2025 and 2024 also include stock-based compensation reflected as a component of amortization primarily consisting of capitalized internal-use software; the additional stock-based compensation was $12.2 million and $9.7 million, respectively, before taxes.

9. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the three months ended March 31, 2025 were as follows (in thousands):

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Investments	Total
Balance as of January 1, 2025	$(157,099)	$1,106	$(155,993)
Other comprehensive gain (loss)	21,784	(1,176)	20,608
Balance as of March 31, 2025	$(135,315)	$(70)	$(135,385)

Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the three months ended March 31, 2025.

10. Revenue from Contracts with Customers

The Company sells its services through a sales force located both domestically and internationally. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. Revenue by geography included in the Company’s interim condensed consolidated statements of income for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
U.S.	$528,739	$512,347
International	486,400	474,623
Total revenue	$1,015,139	$986,970

The Company reports its revenue in three solution categories: security, delivery and cloud computing. Security includes solutions that are designed to protect business online by keeping infrastructure, websites, applications, APIs, networks and users safe. Delivery includes solutions that are designed to enable business online, including media delivery and web and mobile performance. Cloud computing includes compute, storage, networking, database and container management services. Revenue by solution category included in the Company’s interim condensed consolidated statements of income for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Security	$530,695	$490,681
Delivery	318,988	351,758
Cloud computing	165,456	144,531
Total revenue	$1,015,139	$986,970

Most security, delivery and cloud computing services represent obligations that are satisfied over time as the customer simultaneously receives and consumes the services provided by the Company. Accordingly, the majority of the Company's revenue is recognized over time, generally ratably over the term of the arrangement due to consistent monthly usage commitments that expire each period. Any usage over a given commitment is recognized in the period in which the units are served. A small percentage of the Company's contracts are satisfied at a point in time, such as one-time professional services contracts, integration services and most license sales where the primary obligation is delivery of the license at the start of the term. In these cases, revenue is recognized at a point in time of delivery or satisfaction of the performance obligation.

During the three months ended March 31, 2025 and 2024, the Company recognized $69.3 million and $60.5 million of revenue that was included in deferred revenue as of December 31, 2024 and 2023, respectively.

As of March 31, 2025, the aggregate amount of remaining performance obligations from contracts with customers was $4.3 billion. The Company expects to recognize approximately 60% of its remaining performance obligations as revenue over the next 12 months and approximately 35% over the next two to three years, with the remaining thereafter. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration, such as usage-based contracts with no committed contract, as well as anticipated renewed contracts. Revenue recognized during the three months ended March 31, 2025 and 2024, related to performance obligations satisfied in previous periods was not material.

11. Income Taxes

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

The Company’s effective income tax rate was 29.0% and 6.8% for the three months ended March 31, 2025 and 2024, respectively. The higher effective tax rate for the three months ended March 31, 2025 was primarily due to a shortfall in the tax benefit related to stock-based compensation, a decrease in foreign income taxed at lower rates and the revaluation of certain foreign income tax liabilities due to foreign exchange rate fluctuations. These amounts were partially offset by a decrease in the 15% global minimum corporate income tax due to a decrease in foreign income.

For the three months ended March 31, 2025, the effective income tax rate was higher than the federal statutory tax rate due to a shortfall in the tax benefit related to stock-based compensation, non-deductible stock-based compensation and non-deductible transfer pricing. These amounts were partially offset by the benefit of U.S. federal, state and foreign research and development credits and foreign income taxed at lower rates.

For the three months ended March 31, 2024, the effective income tax rate was lower than the federal statutory tax rate due to the excess tax benefit related stock-based compensation, foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by non-deductible stock-based compensation and the 15% global minimum corporate income tax.

12. Net Income per Share

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

The components used in the computation of basic and diluted net income per share for the three months ended March 31, 2025 and 2024 were as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$123,171	$175,418
Denominator:
Shares used for basic net income per share	149,052	151,628
Effect of dilutive securities:
Stock awards	2,012	3,724
Convertible senior notes	—	2,114
Warrants related to issuance of convertible senior notes	—	—
Shares used for diluted net income per share	151,064	157,466
Basic net income per share	$0.83	$1.16
Diluted net income per share	$0.82	$1.11

For the three months ended March 31, 2025 and 2024, certain potential outstanding shares from service-based stock awards and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain market- and performance-based stock awards were excluded from the computation of diluted net income per share because the underlying market and performance conditions for such stock awards had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Service-based stock awards	7,743	4,161
Market- and performance-based stock awards	1,583	1,328
Warrants related to issuance of convertible senior notes	32,006	32,006
Total shares excluded from computation	41,332	37,495

13. Segment Information

The Company’s chief operating decision-maker ("CODM") is the chief executive officer and the executive management team. As of March 31, 2025, the Company is currently organized and operates as one operating and reportable segment. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief executive officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate entities. The CODM assesses performance and makes decisions on optimizing the allocation of resources across functions and strategic investments using consolidated net income. Segment assets represent total assets as reported on the interim condensed consolidated balance sheets.

Information regarding the Company's one operating segment for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Revenue	$1,015,139	$986,970
Less:
Co-location fees	83,761	72,661
Bandwidth fees	47,823	61,172
Network build-out and supporting services	54,074	46,113
Payroll and related costs	380,514	384,095
Capitalized salaries and related costs	(80,771)	(78,653)
Facilities-related costs	21,869	21,550
Software and related services	20,118	17,791
Other segment items (1)	46,712	45,354
Depreciation and amortization	174,022	156,183
Stock-based compensation	111,978	93,260
Restructuring charges	361	544
Acquisition-related costs	95	172
Interest and marketable securities income, net	(19,530)	(27,841)
Interest expense	6,750	6,818
Other income, net	(6,020)	(511)
Income tax expense	50,212	12,844
Net income	$123,171	$175,418

(1) Other segment items includes marketing programs and related costs, third-party professional service fees, non-income related tax expense and other expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and notes to our unaudited interim condensed consolidated financial statements included herein contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “could,” “expects,” “anticipates,” “intends,” “plans,” “seeks,” “projects,” “estimates,” “should,” “would,” “forecasts,” “if,” “continues,” “goal,” “likely,” “may,” “will,” variations of such words or similar expressions are intended to identify a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make as a result of various factors, including, but not limited to: potential slowing revenue growth, global economic and geopolitical conditions, including changes in customer spending and inflation, international tensions and volatility in capital markets, our ability to acquire or develop new solutions, our ability to compete effectively, including our ability to continue to grow our cloud computing services and solutions, security risks stemming from ineffective information technology systems or cybersecurity breaches, risks of maintaining global operations, regulatory developments, including changes in regulatory policy or resources, intellectual property claims or disputes, investment related risks and maintaining an effective system of internal controls. See “Risk Factors” elsewhere in this quarterly report on Form 10-Q and in our other reports with the Securities and Exchange Commission for a discussion of certain risks associated with our business. We disclaim any obligation to update forward-looking statements as a result of new information, future events or otherwise, including the potential impact of any mergers, acquisitions, divestitures or other events that may be announced after the date hereof.

Our management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which we have prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The preparation of these unaudited interim condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, revenue recognition, accounts receivable and related reserves, valuation and impairment of marketable securities, goodwill and acquired intangible assets, capitalized internal-use software development costs, impairment and useful lives of long-lived assets, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time they are made. Actual results may differ from our estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2024 for further discussion of our critical accounting policies and estimates.

Overview

We develop and provide solutions for global enterprises to build, secure and accelerate their applications and digital experiences through our massively distributed global network, which underpins our security, delivery and cloud computing solutions, and is central to our financial success. The key factors that influence our financial success are our ability to build on recurring revenue commitments, increase traffic on our network, continue to develop, scale and successfully bring to market our compute platform and compute-to-edge solutions that meet the needs of professional users and enterprises, including with respect to reliability, effectively manage the prices we charge for our solutions, develop new products and appropriately manage our capital spending and other expenses. The purpose of this discussion and analysis section is to provide material information relevant to an assessment of our financial condition and results of operations from management’s perspective, including to describe and explain key trends, events and other factors that impacted our reported results and that are likely to impact our future performance.

Revenue

We primarily derive revenue from the sale of services to customers pursuant to contracts having terms of one year or longer, which allows us to have a consistent and predictable base level of revenue. Services included in our contracts consist of security solutions, the delivery of content, applications and software over the internet, cloud computing solutions and professional services. In addition to a base level of revenue, we are also dependent on our ability to increase our product offerings and to cross-sell additional services to our new and existing customers, particularly for our security and cloud computing solutions portfolios. Our revenue is also impacted by customer renewals and the pricing for such renewals, the rate of adoption and timing of customer offerings, variability of one-time events, usage of cloud computing services and the amount of traffic we serve on our network. Geopolitical, economic and other developments that impact our customers' businesses can also impact our ability to attract new customers or continue to cross-sell additional services to existing customers and traffic levels for customers with variable usage. Over the longer term, our ability to expand our product portfolio and to effectively manage the prices we charge for our solutions are key factors impacting our revenue growth.

We have observed the following trends related to our revenue in recent years:

•Increased sales of our security solutions, led by application security solutions and Guardicore segmentation solutions and increased sales of our cloud computing solutions, attributable to our acquisition of Linode Limited Liability Company ("Linode") and enhanced services on our compute platform, have made a significant contribution to revenue growth. Our security and cloud computing solutions represented over two-thirds of our total revenue during 2024. We plan to continue to invest in these areas with a focus on further advancing our product portfolios and sales capabilities.

•Traffic on our network has moderated as compared to prior years. We, and the industry more broadly, are seeing growth at a slower pace than we have experienced in the past. In particular, customers in verticals such as media and gaming have optimized their traffic to manage through underlying business challenges at a time of global economic and geopolitical headwinds. For instance, a large social media customer has taken steps to lower costs and reduce reliance on U.S. providers by optimizing its platform, including using a “do-it-yourself” component, which reduced traffic on our network and negatively impacted our revenue in 2024. We expect this trend to continue in 2025. However, we are seeing incremental traffic from contracts acquired as part of our recent asset acquisitions, such as Edgio, Inc. If our customers' businesses continue to be impacted by economic and geopolitical headwinds, they may reduce their spending, optimize their traffic or increase their reliance on “do-it-yourself” solutions, which could negatively impact traffic on our network and revenue.

•The prices paid by some of our delivery and security customers have declined in recent years at contract renewal due to competition, which negatively impacts our revenue growth rates. We have been able to mitigate some of the negative impacts to our revenue growth rates by upselling incremental solutions to our existing customers. We continue to take steps upon contract renewals to sign customers to multi-year contracts and to optimize how we charge certain high-volume traffic customers to maintain alignment between customer traffic volumes and unit pricing.

•Revenue from our international operations continues to grow, particularly from new customer acquisition and cross-selling of incremental solutions. Because we publicly report in U.S. dollars, our reported revenue results are negatively impacted when the U.S. dollar strengthens and benefit when the U.S. dollar weakens.

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

Expenses

Our level of profitability is impacted by our expenses, including direct costs to support our revenue such as bandwidth and co-location costs, which includes energy to power our network. We have observed the following trends related to our profitability in recent years:

•Co-location costs are a significant portion of our cost of revenue. As we continue to build out our new compute locations to provide us with the ability to scale our platform, we have entered into, and expect to continue to enter into, longer term leases that include certain financial commitments in order to achieve more favorable unit economics. The costs of the financial commitments are expensed ratably over the lease term, and, as a result, in some cases, we are incurring costs in advance of these compute locations being fully utilized. We continue to improve our internal-use software and remain disciplined in managing our hardware deployments, which enables us to use servers more efficiently. We will need to continue to effectively manage our co-location costs to maintain or improve current levels of profitability.

•Network bandwidth costs are also a significant portion of our cost of revenue. Historically, we have been able to mitigate increases in these costs through investment in internal-use software development to improve the performance and efficiency of our network. We will need to continue to focus on effectively managing our bandwidth costs to maintain or improve current levels of profitability.

•Network build-out and supporting service costs represent another significant portion of our cost of revenue. These costs include maintenance and supporting services, as well as partner program costs, incurred as we continue to build out our compute platform and maintain our global network, and costs of third-party cloud providers used for some of our operations. We have seen these costs increase in recent years as a result of our network expansion, and particularly the build out of our compute platform. We previously experienced increased costs from third-party cloud providers, but continue to mitigate those costs by migrating to our own compute solutions and working to optimize third-party cloud spend. We will need to continue to effectively manage our network build-out and supporting service costs and continue to migrate third-party cloud services to our compute platform in an effort to manage costs.

•Our employees are core to the operations of our business, and payroll and related costs, including stock-based compensation, is our largest expense. It is important to the success of our operations that we offer competitive compensation packages. However, we are focused on remaining disciplined in allocating our resources to support our faster growing security and cloud computing solutions, including maintaining operational efficiencies to mitigate the rising cost of talent. Over the past few years, we redesigned one of our non-executive short-term incentive compensation programs by shifting certain employees from a cash-based to stock-based program and introduced a non-executive incentive program tied to key initiatives. These programs were designed to better align employee incentives with the interests of our stockholders, which increased our stock-based compensation.

•Depreciation expense related to our network equipment also contributes to our overall expense levels. In recent years, we have invested in our network, particularly as part of building out our compute infrastructure, which increased our capital expenditures and resulting depreciation expense. We are also experiencing an increase in certain server component costs that support the continued build out of our compute platform. We plan to continue to make investments in capital expenditures, including to support recently acquired contracts, and focus investments on our faster growing cloud computing solutions, including support for a new enterprise cloud computing customer.

•Growth in our international operations incrementally increases our exposure to foreign currency fluctuations. Because we publicly report in U.S. dollars, our expenses are positively impacted when the U.S. dollar strengthens and are negatively impacted when the U.S. dollar weakens.

Global Economic Conditions

Global macroeconomic and geopolitical conditions continue to impact our customers, as well as our business and revenue growth rates. We, along with our customers, continue to manage through an uncertain period of fluctuating inflation, regulatory policies and resources that may negatively impact business, economic and political uncertainty, decreased consumer confidence and pressure on prices during contract renewals, uncertain energy supplies, heightened geopolitical tensions and conflict, potential for supply chain disruptions, changes in U.S. and international tax laws, volatility and increasing tensions related to announced or expected tariffs, fluctuations in foreign exchange rates and elevated interest rates. To the extent these macroeconomic conditions continue, the impact may adversely affect our business, operations and financial results.

Results of Operations

The following sets forth, as a percentage of revenue, interim condensed consolidated statements of income data for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Revenue	100%	100%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	41	40
Research and development	12	12
Sales and marketing	13	14
General and administrative	15	15
Amortization of acquired intangible assets	3	2
Restructuring charge	—	—
Total costs and operating expenses	85	83
Income from operations	15	17
Interest and marketable securities income, net	2	3
Interest expense	(1)	(1)
Other income, net	1	—
Income before provision for income taxes	17	19
Provision for income taxes	(5)	(1)
Net income	12%	18%

Revenue

Revenue by solution category during the periods presented was as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024	% Change	% Change at Constant Currency
Security	$530,695	$490,681	8%	10%
Delivery	318,988	351,758	(9)	(8)
Cloud computing	165,456	144,531	14	15
Total revenue	$1,015,139	$986,970	3%	4%

During the three months ended March 31, 2025, the increase in our revenue, as compared to the same period in 2024, was primarily the result of continued growth in sales of our security and cloud computing solutions, partially offset by a decline in revenue from our delivery solutions due to impacts from economic and geopolitical uncertainty our customers are facing which resulted in the continued downward pricing of contract renewals.

The increase in security solutions revenue for the three months ended March 31, 2025, as compared to the same period in 2024, was due to growth in sales of key products in our security solutions portfolio, including our web application, API security and Guardicore segmentation solutions.

The decrease in delivery solutions revenue for the three months ended March 31, 2025, as compared to the same period in 2024, was due to continued downward pricing of contract renewals, which we believe has been influenced by the economic and geopolitical headwinds our customers are facing. These headwinds are also causing a large social media customer to increase their focus on cost optimization and "do-it-yourself" solutions, which reduced traffic on our network and had a negative impact on our delivery revenue.

The increase in cloud computing solutions revenue for the three months ended March 31, 2025, as compared to the same period in 2024, was due to growth in sales of cloud computing products, including cloud optimization solutions, to new and existing customers.

Revenue derived in the U.S. and internationally during the periods presented was as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024	% Change	% Change at Constant Currency
U.S.	$528,739	$512,347	3%	3%
As a percentage of revenue	52%	52%
International	486,400	474,623	2	5
As a percentage of revenue	48%	48%
Total revenue	$1,015,139	$986,970	3%	4%

For the three months ended March 31, 2025 and 2024, no single country outside the U.S. accounted for 10% or more of revenue during these periods. Changes in foreign currency exchange rates unfavorably impacted our revenue by $14.0 million during the three months ended March 31, 2025 as compared to the same period in 2024.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2025	2024	% Change
Co-location fees	$83,761	$72,661	15%
Bandwidth fees	47,823	61,172	(22)
Network build-out and supporting services	54,074	46,113	17
Payroll and related costs	84,460	83,488	1
Stock-based compensation, including amortization of prior capitalized amounts	30,297	21,899	38
Depreciation of network equipment	78,325	65,675	19
Amortization of internal-use software	40,205	43,735	(8)
Total cost of revenue	$418,945	$394,743	6%
As a percentage of revenue	41%	40%

The increase in cost of revenue for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to:

•co-location fees and depreciation of network equipment as a result of investment in our network, particularly as we build out our compute platform to support future growth and scalability;
•network build-out and supporting services, particularly due to our partner program costs related to growth from our cloud computing solutions; and
•stock-based compensation due to the shift in some of our compensation programs from cash-based to stock-based for certain employees, including our employer 401(k) match program effective in 2025.

These increases were partially offset by lower bandwidth fees as a result of improved pricing on contract renewals with our bandwidth network providers and operational efficiencies on our network. Additionally, third-party cloud costs, which is included in network build-out and supporting services, decreased as we continue migrating third-party cloud services onto our own compute platform.

During the remainder of 2025, we expect our cost of revenue to increase as compared to 2024, in particular our co-location fees and depreciation of network equipment, due to investments in our network to support the continued growth of our cloud computing solutions. Additionally, we expect network build-out and supporting services to increase due to our partner programs to support the growth of our cloud computing solutions.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2025	2024	% Change
Payroll and related costs	$146,592	$145,181	1%
Stock-based compensation	42,268	38,045	11
Capitalized salaries and related costs	(72,078)	(72,911)	(1)
Other expenses	6,767	6,617	2
Total research and development	$123,549	$116,932	6%
As a percentage of revenue	12%	12%

The increase in research and development expenses during the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to higher stock-based compensation and payroll and related costs as a result of headcount growth from our strategic initiatives. Additionally, stock-based compensation increased due to the shift from cash-based to stock-based of our employer 401(k) match program, effective in 2025, which partially offset the increase in payroll and related costs.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three months ended March 31, 2025 and 2024, we capitalized $29.4 million and $24.8 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, ranging from two to ten years based on the software developed and its expected useful life.

During the remainder of 2025, we expect our research and development costs to increase as compared to 2024, in particular payroll and related costs, including stock-based compensation, in support of our faster growing security and cloud computing solutions.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2025	2024	% Change
Payroll and related costs	$92,364	$98,918	(7)%
Stock-based compensation	22,440	18,811	19
Marketing programs and related costs	11,215	10,609	6
Other expenses	8,112	6,232	30
Total sales and marketing	$134,131	$134,570	—%
As a percentage of revenue	13%	14%

The decrease in sales and marketing expenses during the three months ended March 31, 2025, as compared to the same period in 2024, was due to lower payroll and related costs as a result of our go-to-market transformation initiative, including headcount reductions in connection with our restructuring action during the third quarter of 2024 to redeploy headcount and resources to support our strategic investments. Effective in 2025, our employer 401(k) match program shifted from cash-based to stock-based, resulting in an increase to stock-based compensation and a decrease in payroll and related costs.

During the remainder of 2025, we do not expect significant increases in sales and marketing expenses as compared to 2024, however as part of our go-to-market transformation initiative we plan to reinvest in headcount and resources to support our faster growing security and cloud computing solutions.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2025	2024	% Change
Payroll and related costs	$56,492	$58,318	(3)%
Stock-based compensation	28,342	23,786	19
Depreciation and amortization	16,486	16,559	—
Facilities-related costs	21,869	21,550	1
Provision for doubtful accounts	1,155	1,321	(13)
Acquisition-related costs	95	172	(45)
Software and related service costs	16,746	14,100	19
Other expenses	14,748	16,624	(11)
Total general and administrative	$155,933	$152,430	2%
As a percentage of revenue	15%	15%

The increase in general and administrative expenses during the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to higher stock-based compensation as a result of the shift in our employer 401(k) match program from cash-based to stock-based effective in 2025 and an increase in the number of participants in the equity compensation program, partially offset by lower payroll and related costs due to the shift of the 401(k) match program.

During the remainder of 2025, we do not expect significant increases in general and administrative expenses as compared to 2024 as we plan to continue to carefully manage costs in an effort to support the operations of the business.

Amortization of Acquired Intangible Assets

	For the Three Months Ended March 31,
(in thousands)	2025	2024	% Change
Amortization of acquired intangible assets	$27,637	$21,023	31%
As a percentage of revenue	3%	2%

The increase in amortization of acquired intangible assets for the three months ended March 31, 2025, as compared to the same period in 2024, was the result of amortization of acquired intangible assets related to our recent acquisitions. Based on acquired intangible assets at March 31, 2025, we expect amortization of acquired intangible assets to be approximately $83.6 million for the remainder of 2025, and $104.0 million, $89.2 million, $81.8 million and $75.9 million for 2026, 2027, 2028 and 2029, respectively.

Restructuring Charge

	For the Three Months Ended March 31,
(in thousands)	2025	2024	% Change
Restructuring charge	$361	$544	(34)%
As a percentage of revenue	—%	—%

The restructuring charge for the three months ended March 31, 2025 was primarily driven by management's commitment to an action initiated during the third quarter of 2024 with the primary intent to redeploy headcount and resources to support our faster growing security and cloud computing solutions. The charge recognized during this period mostly included severance and related expenses for certain headcount reductions. We do not expect to incur material additional charges related to this action.

The restructuring charge for the three months ended March 31, 2024 was primarily driven by our flexible workplace program as we exited certain facilities that were no longer needed, resulting in impairments of right-of-use-assets and leasehold improvements. We do not expect to incur material additional charges related to this program.

Non-Operating Income

	For the Three Months Ended March 31,
(in thousands)	2025	2024	% Change
Interest and marketable securities income, net	$19,530	$27,841	(30)%
As a percentage of revenue	2%	3%
Interest expense	$(6,750)	$(6,818)	(1)%
As a percentage of revenue	(1)%	(1)%
Other income, net	$6,020	$511	1,078%
As a percentage of revenue	1%	—%

Interest and marketable securities income, net consists of interest earned on invested cash and marketable securities balances and income and losses on mutual funds that are associated with our employee non-qualified deferred compensation plan. The decrease for the three months ended March 31, 2025, as compared to the same period in 2024, was due to a reduction of cash and marketable securities balances and re-positioning our investments to cash equivalents, yielding lower interest, in 2025 in order to repay our $1,150.0 million convertible senior notes due in May 2025.

Interest expense is related to our debt transactions, which are described in Note 6 to the interim condensed consolidated financial statements.

Other income, net primarily represents net foreign exchange gains and losses mainly due to foreign exchange rate fluctuations on the remeasurement of monetary assets and liabilities that are not denominated in the functional currency and gains and losses on cost method investments, as well as other non-operating expense and income items. Other income, net may fluctuate in the future based on changes in foreign currency exchange rates or other events.

Provision for Income Taxes

	For the Three Months Ended March 31,
(in thousands)	2025	2024	% Change
Provision for income taxes	$(50,212)	$(12,844)	291%
As a percentage of revenue	(5)%	(1)%
Effective income tax rate	(29)%	(7)%

For the three months ended March 31, 2025, as compared to the same period in 2024, our provision for income taxes increased due to a shortfall in the tax benefit related to stock-based compensation, a decrease in foreign income taxed at lower rates and the revaluation of certain foreign income tax liabilities due to foreign exchange rate fluctuations.

For the three months ended March 31, 2025, our effective income tax rate was higher than the federal statutory tax rate due to a shortfall in the tax benefit related to stock-based compensation, non-deductible stock-based compensation and non-deductible transfer pricing. These amounts were partially offset by the benefit of U.S. federal, state and foreign research and development credits and foreign income taxed at lower rates.

For the three months ended March 31, 2024, our effective income tax rate was lower than the federal statutory tax rate due to the excess tax benefit related to stock-based compensation, foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by non-deductible stock-based compensation and the 15% global minimum corporate income tax.

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

Management believes that these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in the business, as they facilitate comparison of financial results across accounting periods and may be comparable to those of our peer companies. Management also believes that these non-GAAP financial measures enable investors to evaluate our operating results and future prospects in the same manner as management. These non-GAAP financial measures may exclude expenses and gains that may be unusual in nature, infrequent or not reflective of our ongoing operating results.

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

•Stock-based compensation and amortization of capitalized stock-based compensation – Stock-based compensation is an important aspect of the compensation paid to our employees which includes long-term incentive plans to encourage retention, performance-based plans to encourage achievement of specified financial targets, short-term incentive awards with a one year vest and shares issued as part of a retirement savings program. The grant date fair value of the stock-based compensation awards varies based on the stock price at the time of grant, varying valuation methodologies, subjective assumptions and the variety of award types. This makes the comparison of our current financial results to previous and future periods difficult to interpret; therefore, we believe it is useful to exclude stock-based compensation and amortization of capitalized stock-based compensation from our non-GAAP financial measures in order to highlight the performance of our core business and to be consistent with the way many investors evaluate our performance and compare our operating results to peer companies.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Income from operations	$154,583	$166,728
Amortization of acquired intangible assets	27,637	21,023
Stock-based compensation	111,978	93,260
Amortization of capitalized stock-based compensation and capitalized interest expense	12,359	10,123
Restructuring charge	361	544
Acquisition-related costs	95	172
Non-GAAP income from operations	$307,013	$291,850

GAAP operating margin	15%	17%
Non-GAAP operating margin	30%	30%

The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net income	$123,171	$175,418
Amortization of acquired intangible assets	27,637	21,023
Stock-based compensation	111,978	93,260
Amortization of capitalized stock-based compensation and capitalized interest expense	12,359	10,123
Restructuring charge	361	544
Acquisition-related costs	95	172
Amortization of debt issuance costs	1,605	1,682
Gain on cost method investments, net	(9,313)	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(11,797)	(46,727)
Non-GAAP net income	$256,096	$255,495

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended March 31,
	2025	2024
GAAP net income per diluted share	$0.82	$1.11
Amortization of acquired intangible assets	0.18	0.13
Stock-based compensation	0.74	0.59
Amortization of capitalized stock-based compensation and capitalized interest expense	0.08	0.06
Restructuring charge	—	—
Acquisition-related costs	—	—
Amortization of debt issuance costs	0.01	0.01
Gain on cost method investments, net	(0.06)	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.08)	(0.30)
Adjustment for shares (1)	—	0.02
Non-GAAP net income per diluted share (2)	$1.70	$1.64

Shares used in GAAP per diluted share calculations	151,064	157,466
Impact of benefit from note hedge transactions (1)	—	(2,114)
Shares used in non-GAAP per diluted share calculations (1)	151,064	155,352

(1) Shares used in non-GAAP per diluted share calculations have been adjusted for the three months ended March 31, 2024, for the benefit of our note hedge transactions. During this period, our average stock price was in excess of $95.10, which is the initial conversion price of our convertible senior notes due in May 2025. See further definition below.
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

We consider Adjusted EBITDA to be another important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that we do not consider to be part of our core operations. We define Adjusted EBITDA as GAAP net income excluding the following items: interest and marketable securities income and losses; income taxes; depreciation and amortization of tangible and intangible assets; stock-based compensation; amortization of capitalized stock-based compensation; acquisition-related costs; restructuring charges; legal settlements; foreign exchange gains and losses; interest expense; amortization of capitalized interest expense; gains and losses on cost method investments; gains and losses from equity method investment; and other non-recurring or unusual items that may arise from time to time. Adjusted EBITDA margin represents Adjusted EBITDA stated as a percentage of revenue.

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net income	$123,171	$175,418
Interest and marketable securities income, net	(19,530)	(27,841)
Provision for income taxes	50,212	12,844
Depreciation and amortization	134,304	125,337
Amortization of capitalized stock-based compensation and capitalized interest expense	12,359	10,123
Amortization of acquired intangible assets	27,637	21,023
Stock-based compensation	111,978	93,260
Restructuring charge	361	544
Acquisition-related costs	95	172
Interest expense	6,750	6,818
Gain on cost method investments, net	(9,313)	—
Other expense (income), net	3,293	(511)
Adjusted EBITDA	$441,317	$417,187

Net income margin	12%	18%
Adjusted EBITDA margin	43%	42%

Impact of Foreign Currency Exchange Rates

Revenue and earnings from our international operations have historically been important contributors to our financial results. Consequently, our financial results have been impacted, and management expects they will continue to be impacted, by fluctuations in foreign currency exchange rates. For example, when the local currencies of our international subsidiaries weaken, our consolidated results stated in U.S. dollars are negatively impacted.

Because exchange rates are a meaningful factor in understanding period-to-period comparisons, management believes the presentation of the impact of foreign currency exchange rates on revenue and earnings enhances the understanding of our financial results and evaluation of performance in comparison to prior periods. The dollar impact of changes in foreign currency exchange rates presented is calculated by translating current period results using monthly average foreign currency exchange rates from the comparative period and comparing them to the reported amount. The percentage growth rate impacted by foreign currency exchange rates, sometimes referred to as constant currency, is calculated by comparing the prior period amounts as reported and the current period amounts translated using the same monthly average foreign currency exchange rates from the comparative period.

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of March 31, 2025, our cash, cash equivalents and marketable securities, which are detailed in Note 2 to the interim condensed consolidated financial statements, totaled $1.3 billion. Factoring in our convertible senior notes due May 2025, our net cash at March 31, 2025 was $194.3 million. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy is also designed to limit the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as accounts receivable, deferred revenue, accounts payable, various accrued expenses and operating lease obligations, as well as changes in our capital and financial structure due to common stock repurchases, debt repayments and issuances, purchases and sales of marketable securities, cash paid for acquisitions and similar events. We believe our strong balance sheet, cash position and access to funds available under our revolving credit facilities are important competitive differentiators that provide the financial stability and flexibility to enable us to continue to make investments at opportune times. We expect to continue to evaluate strategic investments to strengthen our business.

As of March 31, 2025, we had cash and cash equivalents of $330.0 million held in accounts outside the U.S. The U.S. Tax Cuts and Jobs Act establishes a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact. As a result, our liquidity is not expected to be materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Net income	$123,171	$175,418
Non-cash reconciling items included in net income	311,817	242,720
Changes in operating assets and liabilities	(183,788)	(66,260)
Net cash provided by operating activities	$251,200	$351,878

The decrease in cash provided by operating activities for the three months ended March 31, 2025, as compared to the same period in 2024, was due to timing of customer collections and payroll funding, severance payments related to our restructuring action in the third quarter of 2024, as well as higher income tax payments.

Cash Provided by (Used in) Investing Activities

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Cash paid for asset acquisition	$(29,930)	$—
Purchases of property and equipment and capitalization of internal-use software development costs	(196,008)	(173,754)
Net marketable securities activity	1,105,875	12,236
Other, net	(3,091)	9,935
Net cash provided by (used in) investing activities	$876,846	$(151,583)

The increase in cash provided by (used in) investing activities during the three months ended March 31, 2025, as compared to the same period in 2024, was due to an increase in maturities and sales of marketable securities, that were not reinvested in order to repay our $1,150.0 million convertible senior notes, which we paid in May 2025. The increase was partially offset by remaining consideration paid for the Edgio, Inc. asset acquisition.

Net Cash Used in Financing Activities

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Activity related to stock-based compensation	$(51,881)	$(89,023)
Repurchases of common stock	(499,963)	(125,449)
Other, net	(406)	(1,509)
Net cash used in financing activities	$(552,250)	$(215,981)

The increase in cash used in financing activities during the three months ended March 31, 2025, as compared to the same period in 2024, was due to an increase in repurchases of our common stock as part of our share repurchase program, partially offset by decreased employee taxes paid related to net share settlement of stock awards as a result of a lower stock price in 2025.

In May 2024, our board of directors authorized a $2.0 billion share repurchase program, effective May 2024 through June 2027. During the three months ended March 31, 2025, we repurchased 6.2 million shares of common stock at a weighted average price of $81.19 per share for an aggregate of $500.0 million. As of March 31, 2025, $1.5 billion remained available for future share repurchases under the authorization program. Our goals for the share repurchase program is to offset the dilution created by our employee equity compensation programs over time and provide the flexibility to return capital to stockholders as business and market conditions warrant, while still preserving our ability to pursue other strategic opportunities. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

Convertible Senior Notes

As of March 31, 2025, we had $3,565.0 million of convertible senior notes outstanding that are senior unsecured obligations and bear interest payable semi-annually in arrears. These notes mature between May 2025 and February 2029. The terms of the notes and hedge and warrant transactions are discussed more fully in Note 6 to the interim condensed consolidated financial statements. In May 2025, we repaid at maturity $1,150.0 million of the convertible senior notes outstanding, such that we have $2,415.0 million of convertible senior notes outstanding as of the date of the filing of these financial statements.

Revolving Credit Facilities

In January 2025, we entered into a $150.0 million uncommitted revolving credit agreement ("2025 Credit Agreement"). Any outstanding borrowings are secured by collateral, consisting primarily of available-for-sale marketable securities. The 2025 Credit Agreement does not expire but is cancellable at any time and any borrowings can be due on demand. Borrowings under the 2025 Credit Agreement will bear a specified interest rate, considering Secured Overnight Financing Rate, and interest period at the time of the confirmed borrowing. There were no outstanding borrowings under the 2025 Credit Agreement as of March 31, 2025.

In November 2022, we entered into a $500.0 million, five-year revolving credit agreement ("2022 Credit Agreement"). The 2022 Credit Agreement allows us to borrow up to $500.0 million at various interest rates and contains customary representations and warranties, affirmative and negative covenants and events of default. As of March 31, 2025, we were in compliance with all covenants. There were no outstanding borrowings under the 2022 Credit Agreement as of March 31, 2025. In April 2025, we borrowed $250.0 million under the 2022 Credit Agreement.

The terms of the revolving credit agreements are discussed more fully in Note 6 to the interim condensed consolidated financial statements.

Operating Leases

We have entered into operating leases for real estate assets related to office space and co-location assets related to space or racks at co-location facilities and related equipment for our servers and other networking equipment. As of March 31, 2025, there have been no significant changes in our obligations under these operating lease arrangements from those reported on Form 10-K for the year ended December 31, 2024, other than normal period-to-period variations, particularly as we execute on our expansion plans for our compute locations.

Purchase Commitments

We enter into long-term agreements with network and internet service providers for bandwidth, as well as execute purchase orders for the purchase of goods or services in the ordinary course of business, which may contain minimum commitments. These minimum commitments may vary from period to period depending on the timing and length of contract renewals with our vendors, and on our plans for network expansion, including our expansion plans related to our compute locations.

Liquidity Outlook

Based on our present business plan, we expect our current cash, cash equivalents and marketable securities balances, our forecasted cash flows from operations and our access to additional liquidity from our 2022 Credit Agreement to be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating costs, include our expected capital expenditures, investments in information technology, potential strategic acquisitions, anticipated share repurchases, lease and purchase commitments, debt repayments and settlements of other liabilities.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, stockholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third-party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 13 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2024 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended March 31, 2025 was determined to be immaterial.

As of March 31, 2025, we did not have any additional material off-balance sheet arrangements.

Significant Accounting Policies and Estimates

See Note 2 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our significant accounting policies and estimates from those reported in our annual report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    Our portfolio of cash equivalents and short- and long-term investments is maintained in a variety of securities, that are detailed in Note 2 to the interim condensed consolidated financial statements. The majority of our investments are classified as available-for-sale securities and carried at fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes. If market interest rates were to increase by 100 basis points, reflected uniformly across the yield curve regardless of the duration to maturity, from March 31, 2025 levels, the fair value of our available-for-sale portfolio would decline by an insignificant amount.

As of March 31, 2025, we had $3,565.0 million in aggregate principal amount of convertible senior notes outstanding that are senior unsecured obligations with fixed annual interest rates. The terms of the notes are discussed more fully in Note 6 to the interim condensed consolidated financial statements. Due to the fixed annual interest rate, these notes do not give rise to financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the notes at face value less an unamortized discount on our interim condensed consolidated balance sheet, and we present the fair value for required disclosure purposes only.

Our exposure to risk for changes in interest rates relates primarily to any borrowings under our 2025 and 2022 Credit Agreements, which have variable rates of interest. As of March 31, 2025, we had no outstanding borrowings under the 2025 Credit Agreement or the 2022 Credit Agreement. In April 2025, we borrowed $250.0 million under the 2022 Credit Agreement.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than functional currencies result in gains and losses that are reflected in our interim condensed consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our interim condensed consolidated statements of income within other expense, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the three months ended March 31, 2025. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of March 31, 2025 and December 31, 2024, no customer had an accounts receivable balance of 10% or more of our accounts receivable. We believe that at March 31, 2025, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The overall revenue growth we have enjoyed in recent years may not continue in future periods and could decline, which could negatively impact our profitability and stock price. Our ability to generate revenue depends on the amount of services we deliver, continued growth in demand for our security, delivery and cloud computing solutions and our ability to maintain the prices we charge for them.

Revenue we generate from our delivery solutions is impacted by pricing pressure due to competition and fluctuations in content traffic as a result of, among other factors, changes in the popularity of our customers' content including video delivery and gaming, and economic pressures on our customers that can cause them to take steps to optimize their platforms, including through "do-it-yourself" ("DIY") initiatives. In addition, a large social media company has recently taken steps to lower costs and reduce reliance on U.S. providers, including a DIY component, which we believe is in part a reaction to certain geopolitical pressures, and which has reduced traffic on our network and negatively impacted revenue in recent periods. Other customers have and may continue to reduce their traffic with us, negatively impacting revenue. We have continued to experience revenue declines in our delivery solutions and expect this trend to continue in the near future.

Our security solutions currently generate the largest portion of our revenue. Our ability to generate revenue in our security business depends on our ability to increase our industry recognition as a provider of security solutions, develop or acquire new solutions in a rapidly-changing environment where security threats are constantly evolving and ensure that our solutions operate effectively and are competitive with products offered by others. Further, security revenue for some products is impacted by traffic levels on our network and has, and may continue to be, negatively impacted by reduced traffic on our network, including the reduced traffic from a large social media company among other customers.

In addition, an increasing proportion of our revenue has been generated by our cloud computing solutions. Our ability to generate revenue in our cloud computing solutions is dependent on our ability to successfully continue building our compute platform, attract a customer base that has traditionally partnered with more established companies in the cloud computing industry, and develop effective, price competitive and attractive solutions.

If we are unable to increase revenues, our profitability and stock price could suffer. See the risk factor titled, "Global conditions have in the past and may in the future harm our industry, business and results of operations" below.

Global conditions have in the past and may in the future harm our industry, business and results of operations.

We operate globally and as a result, our business, revenues and profitability are impacted by global macroeconomic and geopolitical conditions. The success of our activities is affected by general economic, political and market conditions, including, among others, inflation, foreign exchange rates, interest rates, tax rates, economic uncertainty, political instability, warfare, changes in laws, trade barriers including announced or expected tariffs, the actual or perceived failure or financial difficulties of financial institutions, reduced consumer confidence, and spending and economic and trade sanctions. Global economic and geopolitical conditions can impact our customers, potentially making non-U.S. companies reluctant to enter into contracts with U.S. providers. In addition, such conditions can cause customers to take cost-savings measures that can include optimization and DIY initiatives, which can impact our revenues. For example, a large social media company has recently taken steps to lower costs and reduce reliance on U.S. providers by optimizing its platform, including a DIY component, which reduced traffic on our network and negatively impacted our revenue in recent periods. The U.S. capital markets have experienced and may continue to experience extreme volatility and disruption in the recent past. Furthermore, inflation rates in the U.S. have been elevated compared to historical rates and have fluctuated. In addition, the Trump administration has imposed or indicated an intention to impose tariffs on certain countries that could further adversely impact trade relations, result in higher costs and decreased purchasing power of our customers, put increased pressure on supply chains and create general market instability. Such economic volatility has in the past and could in the future adversely affect our business, financial condition, results of operations and cash flows and future market disruptions could negatively impact us. For example, these unfavorable economic conditions could slow our revenue growth or increase our operating costs, which could negatively impact our profitability. Geopolitical destabilization, the escalation of international tensions and warfare have impacted and could continue to impact global currency exchange rates, resources from our suppliers, our ability to compete effectively and our ability to operate or grow our business.

Additionally, we have offices and employees located in regions that historically have and may again experience periods of political instability, warfare, changes in laws, trade barriers, and economic and trade sanctions. Adverse conditions in these countries or actions by those countries to adopt policies that are not favorable to other countries in which we operate have in the past and may in the future affect our operations, including disruptions to our workforce, supply chains, networks, financial systems and other critical infrastructure, which could adversely affect our business, results of operations, financial condition and cash flows. For example, approximately six percent of our global employees are located in Israel and some of our employees have been mobilized as members of the Israeli military reserves. The ongoing Israel-Hamas war could cause harm to our employees or otherwise impair their ability to work for extended periods of time.

Failure to control expenses could reduce our profitability, which would negatively impact our stock price.

Maintaining or improving our profitability depends both on our ability to increase our revenue and limit our expenses. We base our decisions about expense levels and investments on estimates of our future revenue and future anticipated rates of growth and may incur varying levels of expense based on strategic initiatives, including acquisitions and the build out of our network to support our cloud computing solutions. In addition, many of our expenses are fixed costs for a certain amount of time which may impact our ability to reduce costs in a timely manner or without incurring additional costs. If we are unable to increase revenue and limit expenses, our results of operations will suffer. We have in the past and may in the future take certain steps to reduce expenses, however, there are no assurances that we will be able to effectively reduce our expenses and such actions may negatively affect our ability to invest in our business for innovation, systems improvements and other initiatives.

If we do not develop or acquire new solutions that are attractive to our customers, our revenue and operating results could be adversely affected.

Innovation is important to our future success. In particular, as security and cloud computing solutions have become, and are expected to continue to be, an important part of our business, we must be particularly adept at developing new security solutions that meet the constantly-changing threat landscape and cloud computing and compute-to-edge solutions that meet the needs of professional users and enterprises looking to increase the utility of the internet for their business.

The process of developing new solutions and product enhancements is complex, lengthy and uncertain and has become increasingly complex due to the sophistication of our customers’ needs. The development timetable is uncertain and we may commit significant resources to developing solutions for which a viable market may not ultimately develop. For example we are investing significant resources in our cloud computing solutions and platform, working on expanding the capacity of these facilities, adding additional sites and developing increased cloud computing features and functionality. Success in these efforts is not guaranteed and will largely depend on our ability to create products that are competitive in the enterprise market, source additional co-location facilities, manage an uncertain supply chain for server related hardware and adapt our offerings to new or emerging technologies and changes in customer requirements, including those related to artificial intelligence workloads. In addition, we have experienced, and may in the future experience, delays in developing and releasing new products and product enhancements. This could cause our expenses to grow more rapidly than our revenue.

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

Many of our current and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, broader product portfolios, longer operating histories, greater brand recognition and more established relationships in the industry than we do. This is particularly true with respect to our cloud computing solutions, as a small number of very large competitors have established themselves as leaders in the cloud computing industry. As a result, some competitors have in the past and may in the future be able to: develop superior products or services; leverage better name recognition, particularly in the security and cloud computing markets; enter new markets more easily or better manage the impact of changes in general economic conditions, geopolitical conditions and industry pressures; gain greater market acceptance for their products and services; enter into long-term contracts with our potential customers; increase their points of presence and proximity to enterprise data centers and end users faster than us; expand their offerings more efficiently and more rapidly; bundle their products that are competitive with ours with other solutions they offer in a way that makes our offerings less appealing to, or more costly for, current and potential customers; more quickly adapt to new or emerging technologies and changes in customer requirements; take advantage of acquisition, investment and other opportunities more readily; offer lower prices than ours, including at levels that may not be profitable for us to match; spend more money on the promotion, marketing and sales of their products and services; offer higher salaries to talented professionals which may impact our ability to hire or retain engineering and other personnel; and implement shorter sales cycles with customers and prospects.

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

Our solutions are highly complex and are designed to be deployed in and across numerous large and complex networks that we do not control. From time to time, we have needed to correct errors and defects in the proprietary and open-source software that underlies our platform that have given rise to service incidents, outages and disruptions or otherwise impacted our operations. We have in the past and could in the future face the loss of customers from these incidents as they seek alternative or supplemental providers. We have also periodically experienced customer dissatisfaction with the quality of some of our delivery, security, cloud computing and other services, which has led to a loss of business and could lead to a loss of customers in the future. Furthermore, most of our customer agreements contain service level commitments. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service, or face contract termination with refunds of prepaid amounts, which could harm our business.

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

We are devoting significant resources to develop and deploy our own competing cloud computing offering. The rapid development and deployment of new compute infrastructure bears the risk of bugs and unforeseen failures that could affect our reputation and ability to execute our strategies. The risks of such bugs and unforeseen failures introduced to our compute platform by our customers who control many aspects of their use of our cloud computing services and experimental technologies could affect our reputation, ability to execute our strategies and our financial condition. It is also uncertain whether our strategies to develop and deploy our own competing cloud computing offering will attract additional customers or generate enough revenue required to be successful. The costs related to these efforts may also reduce the gross and operating margins we have previously achieved. Failure to adequately and rapidly deploy additional points of presence, increased proximity to enterprise data centers and end users and develop competitive offerings could result in negative publicity, loss of business, diminishing customer appeal and other negative consequences which could harm our business.

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

To protect our corporate and deployed networks, we aim to continuously engineer more secure solutions, enhance security and reliability features, improve the deployment of software updates to address security vulnerabilities, develop mitigation technologies that help to secure customers from attacks and maintain the digital security infrastructure that protects the integrity of our network and services. For example, our ongoing efforts to continually enhance the security and reliability of our globally distributed infrastructure, customer applications, and corporate systems comprise various initiatives and mitigation efforts, including but not limited to upgrading access and configuration controls; improving security instrumentation, monitoring, detection and prevention tools; enhancing software inventory and tracking and patching systems; upgrading encryption processes and protections; enhancing authorization methods in applications; enhancing data loss prevention and endpoint security management capabilities; upgrading vulnerability identification, assessment, and remediation processes and technologies; and enhancing the security of passwords and other credentials, as applicable and appropriate. Our efforts to engineer more secure solutions are frequently costly, with a negative impact on near-term profitability, and may be unsuccessful in preventing security incidents that may have an adverse effect on our business and reputation.

For example, with the acquisition of Linode, we continue to adapt procedures for mitigating risks that have in the past or may in the future materialize, including any harms that may arise from abuse of our cloud computing products. If we fail to mitigate these harms or if there is a significant cybersecurity event using our cloud computing products or our cloud computing products are perceived to be less reliable than our competitors, it could result in loss of customers and reputational damage.

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

A significant portion of our hiring, new customers and revenue growth in recent years has been attributable to our business outside the U.S. Our operations in international countries subject us to risks that may increase our costs, impact our financial results, disrupt our operations or make our operations less efficient and require significant management attention. These risks include: foreign exchange rate risks; uncertainty regarding liability for content or services, including uncertainty as a result of local laws and lack of legal precedent; loss of revenues if the U.S. or international governments impose limitations on doing business with significant current or potential customers; difficulty in staffing, training, developing and managing international operations as a result of distance, language, cultural differences, differences in employee/employer relationships or regulations; theft of intellectual property in high-risk countries where we operate; difficulties in enforcing contracts, collecting accounts and longer payment cycles in certain countries; difficulties in transferring funds from, or converting currencies in, certain countries; managing the costs and processes necessary to comply with export control, sanctions, anti-bribery, data protection, cybersecurity and competition laws and regulations or other regulatory or contractual limitations on our ability to sell or develop our products and services in certain international markets; changes in regulatory rules or policies or changes in government enforcement priorities and resources; macroeconomic developments and changes in the labor markets in which we operate; geopolitical developments, including increasing international tensions or any that impact our or our customers’ ability to operate in or deliver content to a country; other circumstances outside of our control such as trade disputes, including the imposition of tariffs by the United States on imports from certain countries and any resulting counter-tariffs or macroeconomic impacts, political unrest, warfare, military or armed conflict, such as the Russian invasion of Ukraine and the Israel-Hamas War, terrorist attacks, public health emergencies, energy crises and natural disasters that could disrupt our ability to provide services or limit customer purchases of them.

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

In addition, we are subject to laws and regulations worldwide that differ among jurisdictions and may change, affecting our operations in areas such as intellectual property ownership and infringement; tax; anti-bribery; internet and technology regulations; so-called "fair share" or internet content taxes; foreign exchange controls and cash repatriation; data privacy; cyber security; competition; consumer protection; corporate sustainability; and employment. Compliance with such requirements can be onerous and expensive and may otherwise impact our business operations negatively. Although we have policies, controls and procedures designed to help ensure compliance with applicable laws, there can be no assurance that our employees, contractors, suppliers, customers or agents will not violate such laws or our policies. Violations of these laws and regulations can result in fines; additional costs related to governmental investigations; criminal sanctions against us, our officers or our employees; prohibitions on the conduct of our business; and damage to our reputation.

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

Akamai's platforms, products and services rely on hardware equipment, including hundreds of thousands of servers deployed around the world. Disruptions in our supply chain have occurred in the past and could prevent us from purchasing needed equipment at attractive prices or at all. For example, we are experiencing continued volatility in certain server component costs, including as a result of recently imposed tariffs, that support the continued build out of our compute platform. In addition, from time to time, it has been, and may continue to be, more difficult to purchase equipment that is manufactured in areas that face disruptions to operations due to unrest, trade sanctions or other political activity, public health issues, safety issues, natural disasters or general economic conditions. For example, tariffs imposed by the United States on other countries and any resulting counter-tariffs will likely lead to increasing costs and supply chain disruptions. Failure to have adequate equipment, including server and other networking equipment, could harm the quality of our services, which could lead to the loss of customers and revenue.

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

In addition, our future success will depend upon our ability to attract, train and retain employees, particularly in our expected areas of growth such as security and cloud computing. Such efforts will require time, expense and attention by our employees as there is significant competition for talented individuals. This competition results in increased costs in the form of cash and stock-based compensation and can have a dilutive impact on our stock. In addition, our ability to hire and retain employees may be adversely affected by volatility in the price of our stock or our ability to obtain shareholder approval to offer additional stock to our employees, because a significant portion of our compensation is in the form of equity grants. We are retasking certain employees to work on our cloud computing solutions which will require the use of our resources and if we are unable to successfully retrain our employees, our cloud computing business may suffer. Furthermore, geopolitical events may impact our retention efforts. For example, the Israel-Hamas War has and could continue to impact our workforce in Israel as employees have been and may continue to be required to report for military service or have other competing priorities. The loss of the services of a significant number of our employees or any of our key employees or our inability to attract and retain new talent in a timely fashion may be disruptive to our operations and overall business.

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

We rolled out our FlexBase program in 2022, which allows the more than 95% of our workforce designated as flexible to choose to work from an Akamai office, their home office, an approved workspace, or a combination of all three. This program could, among other things, negatively impact employee morale and productivity, inhibit our ability to effectively train new employees and impede our ability to support customers at the levels they expect. In addition, certain security systems in homes or other remote workplaces may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. Members of our workforce who access company data and systems remotely may not have access to technology that is as robust as that in our offices, which could cause the networks, information systems, applications and other tools available to those remote workers to be more limited or less reliable than in our offices. We may also be exposed to risks associated with the locations of remote workers, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge. If we are unable to effectively maintain a hybrid workforce, manage the cybersecurity and other risks of remote work, and maintain our corporate culture and workforce morale, our business could be harmed or otherwise negatively impacted.

Our restructuring and reorganization activities may be disruptive to our operations and harm our business.

Over the past several years, we have implemented internal restructurings and reorganizations designed to reduce the size and cost of our operations, improve operational efficiencies and reprioritize investments, enhance our ability to pursue market opportunities and accelerate our technology development initiatives. During the first quarter of 2023 and the third quarter of 2024, management committed to actions to restructure certain parts of the Company, including reducing headcount, to enable it to prioritize investments in the fastest growing areas of the business and redeploy resources to support the Company's strategic investments. We may take similar steps in the future as we seek to realize operating synergies, optimize our operations to achieve our target operating model and profitability objectives, respond to market forces or better reflect changes in the strategic direction of our business. In addition, in 2025 management has introduced changes to the sales organization and sales compensation structure to optimize sales performance and to better align sales incentives to the fastest growing areas of the business. Disruptions in operations may occur as a result of taking these actions. Taking these actions may also result in significant expense, including with respect to workforce reductions, decreased productivity due to employee distraction and unanticipated employee turnover. Substantial expense or business disruptions resulting from restructuring and reorganization activities could adversely affect our operating results.

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

The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given period. This exposure is the result of selling in multiple currencies, headcount in foreign locations and operating in countries where the functional currency is the local currency. Revenue generated and expenses incurred by our international subsidiaries are often denominated in their local currencies, but many of our expenses related to our operations in foreign jurisdictions are denominated in U.S. dollars. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries are translated from local currencies into U.S. dollars. For example, in 2024, the strength of the U.S. dollar had a negative impact on our revenue and reduced our overall profitability. In addition, our financial results are subject to changes in exchange rates that impact the settlement of transactions in non-functional currencies.

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

We have customer contracts with the U.S. government, as well as international, state and local governments and their respective agencies and we may in the future increase sales to government entities. Sales to government entities are subject to a number of risks, and significant changes in the contracting or fiscal policies of such government organizations could have an adverse effect on our business and results of operations. Selling to government entities can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Such government entities often have the right to terminate these contracts at any time, without cause. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending and demand and payment for our services may be impacted by public sector budgetary cycles and funding authorizations. These factors may combine to potentially limit the revenue we derive from government contracts in the future. Additionally, government contracts generally have requirements that are more complex than those found in commercial enterprise agreements and therefore are more costly to comply with. Such contracts are also subject to audits and investigations that could result in civil and criminal penalties and administrative sanctions, including contract termination, fee refunds, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

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

Artificial intelligence ("AI"), presents new risks and challenges that may affect our business. We have made, and expect to continue to make investments to integrate AI and machine learning technology into our products and solutions, as well as to use

AI to enhance our own business operations. Given the nature of AI technology, we face significant competition from other companies and an evolving regulatory landscape. Our AI efforts may not be successful and our competitors may incorporate AI into their products more successfully than us, which could impair our ability to compete effectively and adversely affect our financial results. The rapid evolution of AI combined with the uncertain and often inconsistent regulatory landscape may require significant additional resources and costs and could in some cases limit our ability to implement AI capabilities in our solutions or to use AI to support business operations. Further, data used to train AI-based systems may lead to harm to our reputation or financial results. Use of AI that has been trained on open-source code repositories for code development, for instance, may increase intellectual property risks, as well as risks related to ingestion of malicious code. Despite our implementation of programs designed to support responsible and safe AI use and development, we may not successfully address all issues that may arise. For example, privacy concerns, user consent, supply chain security, transparency and the accuracy, completeness and suitability of data sets are all potential issues that could adversely affect our business, reputation, or financial results.

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

Regulations have also been enacted or proposed in a number of countries that limit the delivery of certain types of content into those countries. Enactment and expansion of such laws and regulations would negatively impact our revenues. For example, restrictions were adopted in India in 2020 prohibiting access to identified Chinese-owned applications which caused a reduction in revenue to us. In addition, in April 2024, the U.S. government passed legislation that prohibited the provision of certain types of services to a Chinese application if the application was not sold to a neutral third party by January 19, 2025. The Chinese application was not sold to a neutral third party by the January 19th deadline, but President Trump subsequently signed an Executive Order instructing the U.S. Attorney General to not take any action to enforce the passed legislation for a period of 75 days from January 20, 2025. On April 4, 2025, this enforcement delay was further extended by Executive Order until June 19, 2025. In addition, the Attorney General has determined that our provision of services to this customer has not violated the law and that we can continue providing services as contemplated by these Executive Orders without violating the law and without incurring any legal liability. In the past year, this customer has taken steps to lower costs and reduce reliance on U.S. providers by optimizing its platform, including using a DIY component. This has negatively impacted revenue growth rates in recent periods, and we expect revenue from this customer to decline over the next few years, regardless of whether this legislation is enforced or takes effect. It is difficult to predict whether the passed legislation will ultimately be enforced and whether any future judicial challenges brought against the Executive Orders will be successful. Even though President Trump has extended the enforcement deadline for a ban on the Chinese application, there is no assurance that we will not be exposed to liability and we may be exposed to significant fines, litigation, indemnification claims, negative publicity, reputational harm, diversion of management attention, interruptions in our operations, financial loss and other similar harms by continuing to provide services to the Chinese application.

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

The market price of our common stock has historically been volatile. Trading prices for our common stock may continue to fluctuate in response to a number of events and factors, including the following: quarterly variations in operating results; changes in guidance or failure to meet guidance; announcements by our customers related to their businesses that could be viewed as impacting their usage of our solutions; market speculation about whether we are a takeover target or considering a strategic transaction; announcements by us regarding acquisitions; announcements by competitors; activism by any single large stockholder or combination of stockholders or rumors about such activity; changes in financial estimates and recommendations by securities analysts; failure to meet the expectations of securities analysts; purchases or sales of our stock by our officers and directors; general economic conditions and other macroeconomic factors, such as inflationary pressures, foreign currency exchange rate fluctuations, energy prices, reduced consumer spending, elevated interest rates, the announcement or imposition of tariffs recessionary economic cycles, protracted economic slowdowns and overall market volatility; repurchases of shares of our common stock; the issuance of additional shares or securities convertible into, or exchangeable or exercisable for, shares of our common stock, including under our equity compensation plans; entry into, or termination of, relationships with material customers and partners; and performance by other companies in our industry.

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

As of the date of this report, we had total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2027 and total principal amount of $1,265 million of convertible senior notes outstanding due in 2029. In November 2022 we entered into a credit agreement ("2022 Credit Agreement") that provides for an initial $500.0 million revolving credit facility, and under specified circumstances, the credit facility can be increased to up to $1 billion in aggregate principal amount. We also entered into a credit agreement in January 2025 providing for a $150.0 million revolving credit facility. As of March 31, 2025, there were no outstanding borrowings under either credit facility. In April 2025, the Company borrowed $250.0 million under the 2022 Credit Agreement. Our ability to repay any amounts we borrow under our credit facilities, refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the applicable indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through future borrowing under the credit facilities or the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. If we do not have sufficient cash upon conversion of the notes or to repurchase the notes following a fundamental change, we would be in default under the terms of the notes, which could seriously harm our business. Although the terms of our credit facilities include certain covenants that potentially limit our future indebtedness, the terms of the notes do not. If we incur significantly more debt, this could intensify the risks described above. In addition, if we are unable to obtain financing to fund additional capital expenditures, acquisitions, and general corporate and other purposes on reasonable terms, or at all, then our business, operations and financial condition may be harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the first quarter of 2025 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (4)
January 1, 2025 – January 31, 2025	53,123	$90.15	53,123	$1,975,688
February 1, 2025 – February 28, 2025	1,777,588	78.86	1,777,588	1,835,512
March 1, 2025 – March 31, 2025	4,327,524	82.03	4,327,524	1,480,514
Total	6,158,235	$81.19	6,158,235

(1)Information is based on settlement dates of repurchase transactions.
(2)Consists of shares of our common stock, par value $0.01 per share.
(3)Includes commissions paid, but excludes any estimated excise taxes payable on share repurchases.
(4)Effective May 2024, our board of directors authorized a $2.0 billion share repurchase program through June 2027.
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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased or Sold
Kimberly Salem-Jackson (EVP, Chief Marketing Officer)	Adoption (February 25, 2025)	Rule 10b5-1 trading arrangement	Sales	Until November 28, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 17,470 shares of common stock
Robert Blumofe (EVP and Chief Technology Officer)	Adoption (March 12, 2025)	Rule 10b5-1 trading arrangement	Sales	Until February 27, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 29,254 shares of common stock
Paul C. Joseph (EVP, Global Sales and Services)	Adoption (March 17, 2025)	Rule 10b5-1 trading arrangement	Sales	Until March 16, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 25,000 shares of common stock

Item 6. Exhibits

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.INS)

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

May 9, 2025	By:	/s/ Edward McGowan
Edward McGowan
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)