Form 10-Q
period 2025-06-30
AKAMAI TECHNOLOGIES INC
filed 2025-08-08
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of August 4, 2025: 143,385,528

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data) (unaudited)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$850,302	$517,707
Marketable securities	116,322	1,078,876
Accounts receivable, net of reserves of $5,181 and $3,522 at June 30, 2025, and December 31, 2024, respectively	779,165	727,687
Prepaid expenses and other current assets	288,038	253,827
Total current assets	2,033,827	2,578,097
Marketable securities	591,249	275,592
Property and equipment, net	2,213,629	1,995,071
Operating lease right-of-use assets	1,063,348	1,006,738
Acquired intangible assets, net	675,217	727,585
Goodwill	3,170,024	3,151,077
Deferred income tax assets	597,015	483,249
Other assets	191,826	151,376
Total assets	$10,536,135	$10,368,785

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(in thousands, except share data) (unaudited)	June 30, 2025	December 31, 2024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$146,617	$130,447
Accrued expenses	272,144	370,888
Deferred revenue	179,761	149,222
Convertible senior notes	—	1,149,116
Operating lease liabilities	271,500	259,134
Other current liabilities	10,497	32,516
Total current liabilities	880,519	2,091,323
Deferred revenue	25,301	26,314
Deferred income tax liabilities	23,378	16,066
Convertible senior notes	4,100,977	2,396,695
Operating lease liabilities	898,638	829,660
Other liabilities	139,814	130,370
Total liabilities	6,068,627	5,490,428
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 158,633,640 shares issued and 143,199,911 shares outstanding at June 30, 2025, and 155,647,988 shares issued and 150,025,096 outstanding at December 31, 2024	1,586	1,556
Additional paid-in capital	2,696,975	2,618,384
Accumulated other comprehensive loss	(87,417)	(155,993)
Treasury stock, at cost, 10,028,703 shares at June 30, 2025, and 5,622,892 shares at December 31, 2024	(1,343,323)	(558,488)
Retained earnings	3,199,687	2,972,898
Total stockholders’ equity	4,467,508	4,878,357
Total liabilities and stockholders’ equity	$10,536,135	$10,368,785

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data) (unaudited)	2025	2024	2025	2024
Revenue	$1,043,494	$979,580	$2,058,633	$1,966,550
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	426,535	402,888	845,480	797,631
Research and development	125,838	113,352	249,387	230,284
Sales and marketing	146,239	139,039	280,370	273,609
General and administrative	162,597	153,854	318,530	306,284
Amortization of acquired intangible assets	27,721	21,076	55,358	42,099
Restructuring charge	3,103	1,385	3,464	1,929
Total costs and operating expenses	892,033	831,594	1,752,589	1,651,836
Income from operations	151,461	147,986	306,044	314,714
Interest and marketable securities income, net	14,129	26,628	33,659	54,469
Interest expense	(8,201)	(6,829)	(14,951)	(13,647)
Other (expense) income, net	(5,451)	(949)	569	(438)
Income before provision for income taxes	151,938	166,836	325,321	355,098
Provision for income taxes	(48,320)	(35,148)	(98,532)	(47,992)
Net income	$103,618	$131,688	$226,789	$307,106
Net income per share:
Basic	$0.72	$0.86	$1.54	$2.02
Diluted	$0.71	$0.86	$1.53	$1.97
Shares used in per share calculations:
Basic	144,757	152,265	146,905	151,946
Diluted	145,249	153,588	148,156	155,527

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands) (unaudited)	2025	2024	2025	2024
Net income	$103,618	$131,688	$226,789	$307,106
Other comprehensive gain (loss):
Foreign currency translation adjustments	46,703	(18,898)	68,487	(35,345)
Change in unrealized gain (loss) on investments, net of income tax (expense) benefit of $(413), $464, $(28) and $2,026 for the three and six months ended June 30, 2025 and 2024, respectively	1,265	(1,430)	89	(6,246)
Other comprehensive gain (loss)	47,968	(20,328)	68,576	(41,591)
Comprehensive income	$151,586	$111,360	$295,365	$265,515

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(in thousands) (unaudited)	2025	2024
Cash flows from operating activities:
Net income	$226,789	$307,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	349,483	314,732
Stock-based compensation	224,754	191,726
Provision for deferred income taxes	44,063	3,479
Amortization of debt issuance costs	3,250	3,342
(Gain) loss on investments	(9,313)	66
Other non-cash reconciling items, net	3,982	3,958
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(33,117)	16,802
Prepaid expenses and other current assets	(29,699)	(24,763)
Accounts payable and accrued expenses	(84,541)	(47,426)
Deferred revenue	23,117	22,697
Other current liabilities	(22,457)	980
Other non-current assets and liabilities	14,038	(9,858)
Net cash provided by operating activities	710,349	782,841
Cash flows from investing activities:
Cash received (paid) for business acquisitions, net of cash acquired	790	(434,066)
Cash paid for asset acquisitions	(29,930)	(4,796)
Purchases of property and equipment	(263,312)	(184,745)
Capitalization of internal-use software development costs	(156,477)	(152,546)
Purchases of short- and long-term marketable securities	(669,795)	(186,122)
Proceeds from sales of short- and long-term marketable securities	266,004	307,614
Proceeds from maturities and redemptions of short- and long-term marketable securities	1,053,221	211,861
Other, net	(6,521)	4,535
Net cash provided by (used in) investing activities	193,980	(438,265)

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Six Months Ended June 30,
(in thousands) (unaudited)	2025	2024
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	250,000	—
Repayment of borrowings under revolving credit facility	(250,000)	—
Proceeds from the issuance of convertible senior notes, net of issuance costs	1,702,188	—
Proceeds from the issuance of warrants related to convertible senior notes	330,855	—
Purchase of note hedge related to convertible senior notes	(605,820)	—
Repayment of convertible senior notes	(1,149,992)	—
Proceeds related to the issuance of common stock under stock plans	29,241	28,266
Employee taxes paid related to net share settlement of stock awards	(97,929)	(141,247)
Repurchases of common stock	(799,963)	(253,258)
Other, net	(2,035)	(10,187)
Net cash used in financing activities	(593,455)	(376,426)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	21,501	(9,306)
Net increase (decrease) in cash, cash equivalents and restricted cash	332,375	(41,156)
Cash, cash equivalents and restricted cash at beginning of period	519,084	490,470
Cash, cash equivalents and restricted cash at end of period	$851,459	$449,314

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds received of $3,634 and $5,033 for the six months ended June 30, 2025 and 2024, respectively	$113,104	$87,375
Cash paid for interest expense	11,380	10,145
Cash paid for operating lease liabilities	156,036	136,628
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	182,731	206,460
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	75,565	46,837
Capitalization of stock-based compensation	63,918	53,989

Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$850,302	$448,042
Restricted cash	1,157	1,272
Cash, cash equivalents and restricted cash	$851,459	$449,314

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended June 30, 2025
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2025	146,086,802	$1,578	$2,673,892	$(135,385)	$(1,051,593)	$3,096,069	$4,584,561
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	408,226	4	(12,785)				(12,781)
Issuance of common stock under employee stock purchase plan	458,208	4	29,568				29,572
Stock-based compensation			131,756				131,756
Issuance of warrants related to convertible senior notes			330,855				330,855
Purchase of note hedge related to convertible senior notes, net of deferred taxes of $149,509			(456,311)				(456,311)
Repurchases of common stock	(3,870,468)				(302,244)		(302,244)
Re-issuance of treasury stock for 401(k) employer match	117,143				10,514		10,514
Net income						103,618	103,618
Foreign currency translation adjustment				46,703			46,703
Change in unrealized gain on investments, net of tax				1,265			1,265
Balance at June 30, 2025	143,199,911	$1,586	$2,696,975	$(87,417)	$(1,343,323)	$3,199,687	$4,467,508

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Three Months Ended June 30, 2024
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2024	152,411,363	$1,536	$2,230,875	$(116,593)	$(125,449)	$2,643,398	$4,633,767
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	487,380	4	(15,066)				(15,062)
Issuance of common stock under employee stock purchase plan	369,920	4	28,365				28,369
Stock-based compensation			124,051				124,051
Repurchases of common stock	(1,355,456)				(127,809)		(127,809)
Net income						131,688	131,688
Foreign currency translation adjustment				(18,898)			(18,898)
Change in unrealized loss on investments, net of tax				(1,430)			(1,430)
Balance at June 30, 2024	151,913,207	$1,544	$2,368,225	$(136,921)	$(253,258)	$2,775,086	$4,754,676

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Six Months Ended June 30, 2025
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2025	150,025,096	$1,556	$2,618,384	$(155,993)	$(558,488)	$2,972,898	$4,878,357
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	2,527,444	26	(98,513)				(98,487)
Issuance of common stock under employee stock purchase plan	458,208	4	29,568				29,572
Stock-based compensation			272,992				272,992
Issuance of warrants related to convertible senior notes			330,855				330,855
Purchase of note hedge related to convertible senior notes, net of deferred taxes of $149,509			(456,311)				(456,311)
Repurchases of common stock	(10,028,703)				(805,335)		(805,335)
Re-issuance of treasury stock for 401(k) employer match	217,866				20,500		20,500
Net income						226,789	226,789
Foreign currency translation adjustment				68,487			68,487
Change in unrealized gain on investments, net of tax				89			89
Balance at June 30, 2025	143,199,911	$1,586	$2,696,975	$(87,417)	$(1,343,323)	$3,199,687	$4,467,508

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Six Months Ended June 30, 2024
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2024	151,232,908	$1,512	$2,222,993	$(95,330)	$—	$2,467,980	$4,597,155
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	2,808,447	28	(142,086)				(142,058)
Issuance of common stock under employee stock purchase plan	369,920	4	28,365				28,369
Stock-based compensation			258,953				258,953
Repurchases of common stock	(2,498,068)				(253,258)		(253,258)
Net income						307,106	307,106
Foreign currency translation adjustment				(35,345)			(35,345)
Change in unrealized loss on investments, net of tax				(6,246)			(6,246)
Balance at June 30, 2024	151,913,207	$1,544	$2,368,225	$(136,921)	$(253,258)	$2,775,086	$4,754,676

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

In December 2023, the FASB issued guidance to improve income tax disclosures, primarily through enhanced disclosures for the rate reconciliation and income taxes paid, in addition to the modification or elimination of other disclosures. This guidance will be effective for the Company's annual period ending December 31, 2025 and is to be applied prospectively with the option to adopt retrospectively. The Company is in the process of evaluating the guidance and does not anticipate an impact on its consolidated financial statements other than for the additional required disclosures.
.

2. Fair Value Measurements

Available-for-sale marketable securities held as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of June 30, 2025
Time deposits	$24,607	$—	$—	$24,607	$24,607	$—
Corporate bonds	644,095	1,780	(70)	645,805	79,160	566,645
	$668,702	$1,780	$(70)	$670,412	$103,767	$566,645

As of December 31, 2024
Time deposits	$11,330	$—	$—	$11,330	$11,330	$—
Corporate bonds	1,003,915	1,369	(307)	1,004,977	808,800	196,177
U.S. government agency obligations	303,816	567	(36)	304,347	249,318	55,029
	$1,319,061	$1,936	$(343)	$1,320,654	$1,069,448	$251,206

The Company holds money market funds and mutual funds, which are classified as equity securities. These securities are not included in the available-for-sale securities table above, but are included in marketable securities in the interim condensed consolidated balance sheets.

Unrealized gains and unrealized losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the interim condensed consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest and marketable securities income, net in the interim condensed consolidated statements of income. As of June 30, 2025, the Company did not hold any available-for-sale marketable securities in a continuous unrealized loss position for more than 12 months.

Fair Value Measurements

The fair value measurements within the fair value hierarchy of the Company’s financial assets as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
As of June 30, 2025
Cash Equivalents and Marketable Securities:
Money market funds	$343,248	$343,248	$—
Time deposits	85,478	—	85,478
Corporate bonds	645,805	—	645,805
Mutual funds	27,637	27,637	—
	$1,102,168	$370,885	$731,283

As of December 31, 2024
Cash Equivalents and Marketable Securities:
Money market funds	$163,722	$163,722	$—
Time deposits	64,202	—	64,202
Corporate bonds	1,004,977	—	1,004,977
U.S. government agency obligations	304,347	—	304,347
Mutual funds	26,580	26,580	—
	$1,563,828	$190,302	$1,373,526

As of June 30, 2025 and December 31, 2024, the fair value of the Company's financial assets were determined utilizing a Level 1 or Level 2 valuation. Level 1 valuations are based upon the market prices for such investments that are readily available in active markets and Level 2 valuations are based upon the available quoted prices for similar assets in active markets (or identical assets in an inactive market). The Company did not have any transfers of assets or liabilities between Level 1 or Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2025.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
Due in 1 year or less	$103,767	$1,069,448
Due after 1 year through 5 years	566,645	251,206
	$670,412	$1,320,654

3. Accounts Receivable

Net accounts receivable consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Trade accounts receivable	$560,517	$508,928
Unbilled accounts receivable	223,829	222,281
Gross accounts receivable	784,346	731,209
Allowances for current expected credit losses and other reserves	(5,181)	(3,522)
Accounts receivable, net	$779,165	$727,687

A summary of activity in the accounts receivable allowance for current expected credit losses and other reserves for the six months ended June 30, 2025 and 2024 was as follows (in thousands):

	June 30, 2025	June 30, 2024
Beginning balance	$3,522	$3,469
Charges to income from operations	6,708	2,867
Collections from customers previously reserved and other	(5,049)	(3,408)
Ending balance	$5,181	$2,928

Charges to income from operations primarily represents charges to provision for doubtful accounts for increases in the allowance for current expected credit losses.

4. Incremental Costs to Obtain a Contract with a Customer

Deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
Deferred costs included in prepaid expenses and other current assets	$58,408	$72,391
Deferred costs included in other assets	81,236	58,996
Total deferred costs	$139,644	$131,387

Information related to incremental costs to obtain a contract with a customer for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Amortization expense related to deferred costs	$15,375	$15,374	$29,164	$29,737
Incremental costs capitalized	17,783	23,364	32,084	42,706

Amortization expense related to deferred costs is primarily included in sales and marketing expense in the interim condensed consolidated statements of income.

5. Acquired Intangible Assets and Goodwill

Acquired intangible assets that are subject to amortization consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$465,686	$(243,422)	$222,264	$463,766	$(223,480)	$240,286
Customer-related intangible assets	764,086	(351,058)	413,028	758,817	(313,991)	444,826
Trademarks and trade names	15,346	(11,393)	3,953	15,318	(10,579)	4,739
Acquired license rights	44,810	(8,838)	35,972	44,810	(7,076)	37,734
Total	$1,289,928	$(614,711)	$675,217	$1,282,711	$(555,126)	$727,585

Based on the Company’s acquired intangible assets as of June 30, 2025, aggregate expense related to amortization of acquired intangible assets is expected to be $55.7 million for the remainder of 2025, and $104.0 million, $89.2 million, $81.8 million and $75.9 million for 2026, 2027, 2028 and 2029, respectively.

The changes in the carrying amount of goodwill for the six months ended June 30, 2025 were as follows (in thousands):

Balance as of January 1, 2025	$3,151,077
Measurement period adjustments related to an acquisition completed in prior year	(996)
Foreign currency translation	19,943
Balance as of June 30, 2025	$3,170,024

The Company tests goodwill for impairment at least annually. Through the date the interim condensed consolidated financial statements were issued, no triggering events have occurred that would indicate that a potential impairment exists.

6. Debt

Convertible Senior Notes

In May 2025, the Company issued $1,725.0 million in principal amount of convertible senior notes due 2033 and entered into related convertible note hedge and warrant transactions. The Company intends to use a portion of the net proceeds to repay at maturity its $1,150.0 million outstanding aggregate principal amount of convertible senior notes due in 2027.

Including the May 2025 issuance of $1,725.0 million in principal amount of convertible senior notes, the Company has three convertible senior notes ("2033 Notes", "2029 Notes" and "2027 Notes") outstanding with a par value totaling $4,140.0 million (collectively, the "Notes") that are senior unsecured obligations of the Company and bear interest payable semi-annually in arrears. The following table summarizes further details of the Notes:

Notes	Issuance Date	Maturity Date		Principal Amount (in thousands)	Coupon Interest Rate	Effective Interest Rate
2033 Notes	May 19, 2025	May 15, 2033	(1)	$1,725,000	0.250%	0.483%
2029 Notes	August 18, 2023	February 15, 2029		$1,265,000	1.125%	1.388%
2027 Notes	August 16, 2019	September 1, 2027		$1,150,000	0.375%	0.539%

(1) Holders of the 2033 Notes have the right to require the Company to repurchase for cash all or a portion of their 2033 Notes on May 15, 2031 if the last reported sale price of the Company’s common stock on the trading day immediately preceding the business day immediately preceding May 15, 2031 is less than the conversion price per share. The repurchase price will be equal to 100% of the principal amount of the 2033 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the optional repurchase date.

Additionally, on May 1, 2025, the Company repaid $1,150.0 million in par value of convertible senior notes that matured (“2025 Notes”). The 2025 Notes were senior unsecured obligations of the Company and bore interest at 0.125%.

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

Prior to the close of business on the business day immediately preceding the conversion date, as noted in the table below, under the following circumstances a holder may exercise their conversion right:

•during any calendar quarter commencing after the calendar quarter ended September 30, 2025 for the 2033 Notes, December 31, 2023 for the 2029 Notes and December 31, 2019 for the 2027 Notes (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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

The conversion rights for the outstanding Notes as of June 30, 2025 are as follows:

Notes	Conversion Date	Conversion Rate (1)	Conversion Price per Share (1)
2033 Notes	January 15, 2033	10.7513	$93.01
2029 Notes	October 15, 2028	7.9170	$126.31
2027 Notes	May 1, 2027	8.6073	$116.18

(1) The conversion rate for the Notes is established as a number of shares of the Company's commons stock per $1,000 principal amount of the Notes, that is equivalent to the conversion price per share, subject to adjustments in certain events. Upon the occurrence of certain corporate events the Company will increase the conversion rate for a holder that elects to convert its Notes.

Components and Fair Value of the Notes

The Notes consisted of the following components as of June 30, 2025 and December 31, 2024 (in thousands):

	2033 Notes	2029 Notes	2027 Notes	2025 Notes	Total
As of June 30, 2025
Principal	$1,725,000	$1,265,000	$1,150,000	$—	$4,140,000
Less: issuance costs, net of amortization	(23,237)	(11,776)	(4,010)	—	(39,023)
Net carrying amount	$1,701,763	$1,253,224	$1,145,990	$—	$4,100,977

Estimated fair value (1)	$1,783,184	$1,200,498	$1,117,593	$—	$4,101,275

As of December 31, 2024
Principal	$—	$1,265,000	$1,150,000	$1,150,000	$3,565,000
Less: issuance costs, net of amortization	—	(13,354)	(4,951)	(884)	(19,189)
Net carrying amount	$—	$1,251,646	$1,145,049	$1,149,116	$3,545,811

Estimated fair value (1)	$—	$1,239,068	$1,155,865	$1,219,345	$3,614,278

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

	2033 Notes	2029 Notes	2027 Notes
Note hedge transaction costs	$605,820	$236,555	$312,225
Shares covered by note hedge transactions	18,546	10,015	9,898
Shares related to warrant transactions	18,546	10,015	9,898
Strike price per share related to warrant transactions	$155.02	$180.44	$178.74
Aggregate proceeds from sale of warrants	$330,855	$90,195	$185,150

With the issuance of the 2025 Notes, the Company previously entered into related hedge and warrant transactions. The hedges have expired. The warrants for 12.1 million shares of the Company’s common stock at a strike price of approximately $149.18 per share that resulted in aggregate proceeds of $119.9 million expire during the fourth quarter of 2025.

Revolving Credit Facilities

In January 2025, the Company entered into a $150.0 million uncommitted revolving credit agreement ("2025 Credit Agreement"). Any outstanding borrowings are secured by collateral, consisting primarily of available-for-sale marketable securities. Borrowings under the 2025 Credit Agreement may be used to finance working capital needs and for general corporate purposes. The 2025 Credit Agreement does not expire but is cancellable at any time and any borrowings can be due on demand. Borrowings under the 2025 Credit Agreement will bear a specified interest rate, considering Secured Overnight Financing Rate, and interest period at the time of the confirmed borrowing. There were no outstanding borrowings under the 2025 Credit Agreement as of June 30, 2025.

In November 2022, the Company entered into a $500.0 million revolving credit agreement (“2022 Credit Agreement”). The 2022 Credit Agreement was amended in May 2025 to increase the aggregate revolving commitments under the 2022 Credit Agreement from $500.0 million to $1.0 billion and to extend the expiration one year. Borrowings under the 2022 Credit Agreement may be used to finance working capital needs and for general corporate purposes. The 2022 Credit Agreement expires on November 22, 2028, and any amounts outstanding thereunder will become due and payable, subject to up to a one-year extension at the Company's request and with the consent of the lenders party thereto.

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

The 2022 Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. As of June 30, 2025, the Company was in compliance with all covenants. The negative covenants include restrictions on subsidiary indebtedness, liens and fundamental changes. These covenants are subject to a number of important exceptions and qualifications. The principal financial covenant requires a maximum consolidated leverage ratio. In April 2025, the Company borrowed $250.0 million under the 2022 Credit Agreement, which was repaid in May 2025. There were no outstanding borrowings under the 2022 Credit Agreement as of June 30, 2025.

Interest Expense

The Notes bear interest at fixed rates that are payable semi-annually in arrears on their respective interest payment dates each year. Interest expense, together with ongoing commitment fees under the terms of the Company's credit agreements, included in the interim condensed consolidated statements of income for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Amortization of debt issuance costs	$2,022	$1,949	$3,981	$3,895
Coupon interest payable on 2033 Notes	491	—	491	—
Coupon interest payable on 2029 Notes	3,558	3,558	7,116	7,116
Coupon interest payable on 2027 Notes	1,078	1,078	2,156	2,156
Coupon interest payable on 2025 Notes	124	359	483	718
Interest payable and commitment fees under the credit agreements	1,305	174	1,455	315
Capitalization of interest expense	(377)	(289)	(731)	(553)
Total interest expense	$8,201	$6,829	$14,951	$13,647

7. Restructuring

During the third quarter of 2024, management committed to an action to restructure certain parts of the Company with the primary intent of redeploying resources to support the Company's strategic investments ("Q3 2024 Action"). As a result, certain headcount reductions were necessary. Additionally, the Company planned for the end of life of certain solutions which resulted in impairments to capitalized internal-use software, as well as completed technologies and customer-related acquired intangible assets. The Company has incurred $63.8 million of restructuring charges related to this action through June 30, 2025. There were no material charges incurred during the three and six months ended June 30, 2025, and the Company does not expect to incur any material additional charges related to this action.

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

The liability for restructuring charges for employee severance and related expenses is substantially included in other current liabilities on the consolidated balance sheets. The changes in the liability for all restructuring actions for the six months ended June 30, 2025 were as follows (in thousands):

	Q3 2024 Action	Acquisitions Related and Other	Total
Balance as of January 1, 2025	$24,606	$1,745	$26,351
Costs incurred	432	1,647	2,079
Cash disbursements	(23,995)	(1,142)	(25,137)
Translation adjustments and other	274	52	326
Balance as of June 30, 2025	$1,317	$2,302	$3,619

8. Stockholders’ Equity

Share Repurchase Program

In May 2024, the board of directors authorized a $2.0 billion share repurchase program, effective May 2024 through June 2027, of which $1,180.5 million remains available for repurchase as of June 30, 2025. The Company's goals for the share repurchase program are to offset the dilution created by its employee equity compensation programs over time and provide the flexibility to return capital to shareholders as business and market conditions warrant, while still preserving its ability to pursue other strategic opportunities.

During the three and six months ended June 30, 2025, the Company repurchased 3.9 million and 10.0 million shares of its common stock, respectively, for $300.0 million and $800.0 million, respectively.

Stock-Based Compensation

Components of total stock-based compensation included in the Company’s interim condensed consolidated statements of income for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$19,314	$15,864	$38,242	$28,482
Research and development	39,803	36,951	82,071	74,996
Sales and marketing	22,263	18,976	44,703	37,787
General and administrative	31,396	26,675	59,738	50,461
Total stock-based compensation	112,776	98,466	224,754	191,726
Provision for income taxes	(20,465)	(21,741)	(35,262)	(62,081)
Total stock-based compensation, net of income taxes	$92,311	$76,725	$189,492	$129,645

During 2025, the Company's matching program related to the savings plan for its U.S. employees that is designed to be qualified under Section 401(k) of the Internal Revenue Code was redesigned to be settled in shares of the Company's common stock instead of cash and the percentage match was increased.

In addition to the amounts of stock-based compensation reported in the table above, the Company’s interim condensed consolidated statements of income also include stock-based compensation reflected as a component of amortization primarily consisting of capitalized internal-use software; the additional stock-based compensation was $12.2 million and $24.4 million for the three and six months ended June 30, 2025, respectively, before taxes, and $10.3 million and $20.3 million for the three and six months ended June 30, 2024, respectively, before taxes.

9. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the six months ended June 30, 2025 were as follows (in thousands):

	Foreign Currency Translation	Net Unrealized Gains on Investments	Total
Balance as of January 1, 2025	$(157,099)	$1,106	$(155,993)
Other comprehensive gain	68,487	89	68,576
Balance as of June 30, 2025	$(88,612)	$1,195	$(87,417)

Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the six months ended June 30, 2025.

10. Revenue from Contracts with Customers

The Company sells its services through a sales force located both domestically and internationally. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. Revenue by geography included in the Company’s interim condensed consolidated statements of income for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
U.S.	$527,607	$508,696	$1,056,346	$1,021,043
International	515,887	470,884	1,002,287	945,507
Total revenue	$1,043,494	$979,580	$2,058,633	$1,966,550

The Company reports its revenue in three solution categories: security, delivery and cloud computing. Security includes solutions that are designed to protect business online by keeping infrastructure, websites, applications, APIs, networks and users safe. Delivery includes solutions that are designed to enable business online, including media delivery and web and mobile performance. Cloud computing includes compute, storage, networking, database and container management services. Revenue by solution category included in the Company’s interim condensed consolidated statements of income for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Security	$551,914	$498,708	$1,082,609	$989,389
Delivery	320,125	329,399	639,113	681,157
Cloud computing	171,455	151,473	336,911	296,004
Total revenue	$1,043,494	$979,580	$2,058,633	$1,966,550

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

During the six months ended June 30, 2025 and 2024, the Company recognized $112.7 million and $84.8 million of revenue that was included in deferred revenue as of December 31, 2024 and 2023, respectively.

As of June 30, 2025, the aggregate amount of remaining performance obligations from contracts with customers was $4.3 billion. The Company expects to recognize approximately 60% of its remaining performance obligations as revenue over the next 12 months and approximately 35% over the next two to three years, with the remaining thereafter. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration, such as usage-based contracts with no committed contract, as well as anticipated renewed contracts. Revenue recognized during the six months ended June 30, 2025 and 2024, related to performance obligations satisfied in previous periods was not material.

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

The Company’s effective income tax rate was 30.3% and 13.5% for the six months ended June 30, 2025 and 2024, respectively. The higher effective tax rate for the six months ended June 30, 2025 was primarily due to a shortfall in the tax benefit related to stock-based compensation, an increase in certain tax reserves, an increase in the valuation allowance recorded against state and foreign credits and the revaluation of certain foreign income tax liabilities due to foreign exchange rate fluctuations.

For the six months ended June 30, 2025, the effective income tax rate was higher than the federal statutory tax rate due to a shortfall in the tax benefit related to stock-based compensation, non-deductible stock-based compensation and an increase in certain tax reserves. These amounts were partially offset by foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is in the process of evaluating the impact of the OBBBA on its consolidated financial statements.

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

The components used in the computation of basic and diluted net income per share for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$103,618	$131,688	$226,789	$307,106
Denominator:
Shares used for basic net income per share	144,757	152,265	146,905	151,946
Effect of dilutive securities:
Stock awards	492	1,124	1,251	2,425
Convertible senior notes	—	199	—	1,156
Warrants related to issuance of convertible senior notes	—	—	—	—
Shares used for diluted net income per share	145,249	153,588	148,156	155,527
Basic net income per share	$0.72	$0.86	$1.54	$2.02
Diluted net income per share	$0.71	$0.86	$1.53	$1.97

For the three and six months ended June 30, 2025 and 2024, certain potential outstanding shares from service-based stock awards and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain market- and performance-based stock awards were excluded from the computation of diluted net income per share because the underlying market and performance conditions for such stock awards had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Service-based stock awards	2,389	3,269	5,066	3,715
Market- and performance-based stock awards	1,583	1,315	1,583	1,321
Warrants related to issuance of convertible senior notes	50,552	32,006	41,279	32,006
Total shares excluded from computation	54,524	36,590	47,928	37,042

13. Segment Information

The Company’s chief operating decision-maker ("CODM") is the chief executive officer and the executive management team. As of June 30, 2025, the Company is currently organized and operates as one operating and reportable segment. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief executive officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate entities. The CODM assesses performance and makes decisions on optimizing the allocation of resources across functions and strategic investments using consolidated net income. Segment assets represent total assets as reported on the interim condensed consolidated balance sheets.

Information regarding the Company's one operating segment for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30, 2025
	2025	2024	2025	2024
Revenue	$1,043,494	$979,580	$2,058,633	$1,966,550
Less:
Co-location fees	87,189	75,335	170,950	147,996
Bandwidth fees	45,647	61,259	93,470	122,431
Network build-out and supporting services	58,223	46,224	112,297	92,337
Payroll and related costs	391,431	368,869	771,945	752,964
Capitalized salaries and related costs	(80,183)	(75,271)	(160,954)	(153,924)
Facilities-related costs	21,274	20,946	43,143	42,496
Software and related services	21,403	17,732	41,521	35,523
Other segment items (1)	54,435	55,921	101,147	101,275
Depreciation and amortization	175,461	158,549	349,483	314,732
Stock-based compensation	112,776	98,466	224,754	191,726
Restructuring charges	3,103	1,385	3,464	1,929
Acquisition-related costs	1,274	2,179	1,369	2,351
Interest and marketable securities income, net	(14,129)	(26,628)	(33,659)	(54,469)
Interest expense	8,201	6,829	14,951	13,647
Other expense (income), net	5,451	949	(569)	438
Provision for income taxes	48,320	35,148	98,532	47,992
Net income	$103,618	$131,688	$226,789	$307,106

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

Overview

We develop and provide solutions for global enterprises to build, secure and accelerate their applications and digital experiences through our massively distributed global network, which underpins our security, delivery and cloud computing solutions, and is central to our financial success. The key factors that influence our financial success are our ability to build on recurring revenue commitments across both our established and higher growth security and compute product portfolios, increase traffic on our network, continue to develop, scale and successfully bring to market our compute platform and compute-to-edge solutions that meet the needs of professional users and enterprises, including with respect to reliability, effectively manage the prices we charge for our solutions, the continuous development of new and existing products and appropriately manage our capital spending and other operational expenses. The purpose of this discussion and analysis section is to provide material information relevant to an assessment of our financial condition and results of operations from management’s perspective, including to describe and explain key trends, events and other factors that impacted our reported results and that are likely to impact our future performance.

Revenue

We primarily derive revenue from the sale of services to customers pursuant to contracts having terms of one year or longer, which allows us to have a consistent and predictable base level of revenue. Services included in our contracts consist of security solutions, the delivery of content, applications and software over the internet, cloud computing solutions and professional services. In addition to a base level of revenue, we are also dependent on our ability to increase our product offerings and to cross-sell additional services to our new and existing customers, particularly for our security and cloud computing solutions portfolios. Our revenue is also impacted by customer renewals and the pricing for such renewals, the rate of adoption and timing of customer offerings, variability of one-time events, usage of cloud computing services and the amount of traffic we serve on our network. Geopolitical, economic and other developments that impact our customers' businesses can also impact our ability to attract new customers or continue to cross-sell additional services to existing customers and traffic levels for customers with variable usage. Over the longer term, our ability to continually develop and expand our product portfolio and to effectively manage the prices we charge for our solutions are key factors impacting our revenue growth.

We have observed the following trends related to our revenue in recent years:

•Increased sales of our security solutions, led by application security solutions and Guardicore segmentation solutions, and increased sales of our cloud computing solutions, attributable to enhanced services on our compute platform and growth in our cloud infrastructure services, have made a significant contribution to revenue growth. Our security and cloud computing solutions continue to contribute to a large portion of revenue. We plan to continue to invest in these areas with a focus on further advancing our product portfolios and sales capabilities.

•Traffic on our network has improved, but remains moderated as compared to prior years. We, and the industry more broadly, are seeing growth at a slower pace than we have experienced in the past. In particular, customers in verticals such as media and gaming have optimized their traffic to manage through underlying business challenges at a time of global macroeconomic and geopolitical headwinds. Some of our customers' businesses have been impacted by these headwinds, and as a result, they may continue to reduce their spending, optimize their traffic or increase their reliance on “do-it-yourself” solutions, which would reduce traffic on our network and revenue. However, we are seeing incremental traffic from contracts acquired as part of our recent asset acquisitions. We expect these traffic growth trends to continue for the remainder of 2025.

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

•Network bandwidth costs are also a significant portion of our cost of revenue. We have been able to manage these costs through investment in internal-use software development to improve the performance and efficiency of our network and, more recently, improved pricing on contract renewals with our bandwidth providers. We will need to continue to focus on effectively managing our bandwidth costs to maintain or improve current levels of profitability.

•Network build-out and supporting service costs represent another significant portion of our cost of revenue. These costs include maintenance and supporting services, as well as partner program costs, incurred as we continue to build out our compute platform and maintain our global network, and costs of third-party cloud providers used for some of our operations. We have seen some of these costs increase in recent years as a result of our network expansion, and particularly the build out of our compute platform. While we have previously experienced increased costs from third-party cloud providers, we have been able to reduce those costs by migrating to our own compute solutions and working to optimize any remaining third-party cloud spend. We will need to continue to effectively manage our network build-out and supporting service costs and continue to migrate third-party cloud services to our compute platform in an effort to manage costs.

•Our employees are core to the operations of our business, and payroll and related costs, including stock-based compensation, is our largest expense. It is important to the success of our operations that we offer competitive compensation packages. However, we are focused on remaining disciplined in allocating our resources to support our faster growing security and cloud computing solutions, including maintaining operational efficiencies to mitigate the rising cost of talent. Over the past few years, we redesigned one of our non-executive short-term incentive compensation programs by shifting certain employees from a cash-based to stock-based program and introduced a non-executive incentive program tied to key initiatives. These programs are designed to better align employee incentives with the interests of our stockholders, which has increased our stock-based compensation.

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

Macroeconomic Conditions

Global macroeconomic and geopolitical conditions continue to impact our customers, as well as our business and revenue growth rates. We, along with our customers, continue to manage through an uncertain period of fluctuating inflation, regulatory policies and resources that may negatively impact business, economic and political uncertainty, decreased consumer confidence and pressure on prices during contract renewals, uncertain energy supplies, heightened geopolitical tensions and conflict, potential for supply chain disruptions, changes in legislation and regulations, including U.S. and international tax laws, volatility and increasing tensions related to changing trade policies, including announced or expected tariffs, fluctuations in foreign exchange rates and elevated interest rates. To the extent these macroeconomic conditions continue, the impact may adversely affect our business, operations and financial results.

Results of Operations

The following sets forth, as a percentage of revenue, interim condensed consolidated statements of income data for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	41	41	41	41
Research and development	12	12	12	12
Sales and marketing	14	14	14	14
General and administrative	16	16	15	16
Amortization of acquired intangible assets	3	2	3	2
Restructuring charge	—	—	—	—
Total costs and operating expenses	85	85	85	84
Income from operations	15	15	15	16
Interest and marketable securities income, net	1	3	2	3
Interest expense	(1)	(1)	(1)	(1)
Other (expense) income, net	(1)	—	—	—
Income before provision for income taxes	15	17	16	18
Provision for income taxes	(5)	(4)	(5)	(2)
Net income	10%	13%	11%	16%

Revenue

Revenue by solution category during the periods presented was as follows (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	% Change	% Change at Constant Currency	2025	2024	% Change	% Change at Constant Currency
Security	$551,914	$498,708	11%	10%	$1,082,609	$989,389	9%	10%
Delivery	320,125	329,399	(3)	(4)	639,113	681,157	(6)	(6)
Cloud computing	171,455	151,473	13	13	336,911	296,004	14	14
Total revenue	$1,043,494	$979,580	7%	6%	$2,058,633	$1,966,550	5%	5%

During the three and six months ended June 30, 2025, the increase in our revenue, as compared to the same periods in 2024, was primarily the result of continued growth in sales of our security and cloud computing solutions, partially offset by a decline in revenue from our delivery solutions due to downward pricing of contract renewals.

The increase in security solutions revenue for the three and six months ended June 30, 2025, as compared to the same periods in 2024, was due to growth in sales of key products in our security solutions portfolio, including our API security, web application and Guardicore segmentation solutions.

The decrease in delivery solutions revenue for the three and six months ended June 30, 2025, as compared to the same periods in 2024, was due to downward pricing of contract renewals which we believe is moderating compared to recent periods. Additionally, we believe macroeconomic and geopolitical headwinds are causing some customers to increase their focus on cost optimization and "do-it-yourself" solutions, which reduced traffic on our network and our delivery revenue. These decreases were partially offset by incremental revenue from contracts acquired as part of our recent asset acquisitions, such as Edgio, Inc.

The increase in cloud computing solutions revenue for the three and six months ended June 30, 2025, as compared to the same periods in 2024, was due to growth in cloud infrastructure services, which includes our compute and storage solutions based on Linode, as well as our EdgeWorkers product and the partner solutions running on our cloud platform.

Revenue derived in the U.S. and internationally during the periods presented was as follows (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	% Change	% Change at Constant Currency	2025	2024	% Change	% Change at Constant Currency
U.S.	$527,607	$508,696	4%	4%	$1,056,346	$1,021,043	3%	3%
As a percentage of revenue	51%	52%			51%	52%
International	515,887	470,884	10	8	1,002,287	945,507	6	7
As a percentage of revenue	49%	48%			49%	48%
Total revenue	$1,043,494	$979,580	7%	6%	$2,058,633	$1,966,550	5%	5%

For the three and six months ended June 30, 2025 and 2024, no single country outside the U.S. accounted for 10% or more of revenue during these periods. Changes in foreign currency exchange rates favorably impacted our revenue by $8.1 million during the three months ended June 30, 2025 and unfavorably impacted our revenue by $5.9 million during the six months ended June 30, 2025, respectively, as compared to the same periods in 2024.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Co-location fees	$87,189	$75,335	16%	$170,950	$147,996	16%
Bandwidth fees	45,647	61,259	(25)	93,470	122,431	(24)
Network build-out and supporting services	58,223	46,224	26	112,297	92,337	22
Payroll and related costs	84,908	83,149	2	169,368	166,637	2
Stock-based compensation, including amortization of prior capitalized amounts	30,572	25,486	20	60,869	47,385	28
Depreciation of network equipment	81,824	68,936	19	160,149	134,611	19
Amortization of internal-use software	38,172	42,499	(10)	78,377	86,234	(9)
Total cost of revenue	$426,535	$402,888	6%	$845,480	$797,631	6%
As a percentage of revenue	41%	41%		41%	41%

The increase in cost of revenue for the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to:

•co-location fees and depreciation of network equipment as a result of investment in our network, particularly as we build out our compute platform to support future growth and scalability;
•network build-out and supporting services, particularly due to our partner program costs related to our cloud computing solutions; and
•stock-based compensation due to the shift in some of our compensation programs from cash-based to stock-based for certain employees, including our employer 401(k) match program effective in 2025.

These increases were partially offset by lower bandwidth fees as a result of improved pricing on contract renewals with our bandwidth providers and operational efficiencies on our network. Additionally, for the six months ended June 30, 2025, as compared to the same period in 2024, third-party cloud costs, which is included in network build-out and supporting services, decreased from the migration of third-party cloud services onto our own compute platform.

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

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Payroll and related costs	$150,953	$137,933	9%	$297,545	$283,114	5%
Stock-based compensation	39,803	36,951	8	82,071	74,996	9
Capitalized salaries and related costs	(71,960)	(68,107)	6	(144,038)	(141,018)	2
Other expenses	7,042	6,575	7	13,809	13,192	5
Total research and development	$125,838	$113,352	11%	$249,387	$230,284	8%
As a percentage of revenue	12%	12%		12%	12%

The increase in research and development expenses during the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to higher payroll and related costs and stock-based compensation as a result of headcount growth from our strategic initiatives. Additionally, stock-based compensation increased due to the shift from cash-based to stock-based of our employer 401(k) match program, effective in 2025, which partially offset the increase in payroll and related costs.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three months ended June 30, 2025 and 2024, we capitalized $29.0 million and $25.5 million, respectively, of stock-based compensation. During the six months ended June 30, 2025 and 2024, we capitalized $58.4 million and $50.3 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, ranging from two to ten years based on the software developed and its expected useful life.

During the remainder of 2025, we expect our research and development costs to increase as compared to 2024, in particular payroll and related costs, including stock-based compensation, in support of our faster growing security and cloud computing solutions.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Payroll and related costs	$96,275	$94,454	2%	$188,639	$193,372	(2)%
Stock-based compensation	22,263	18,976	17	44,703	37,787	18
Marketing programs and related costs	16,554	16,122	3	27,769	26,731	4
Other expenses	11,147	9,487	17	19,259	15,719	23
Total sales and marketing	$146,239	$139,039	5%	$280,370	$273,609	2%
As a percentage of revenue	14%	14%		14%	14%

The increase in sales and marketing expenses during the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to higher stock-based compensation as a result of the shift in our employer 401(k) match program from cash-based to stock-based effective in 2025, which partially offset the change to payroll and related costs. Additionally, other expenses increased for these periods as a result of professional service fees associated with our go-to-market transformation initiative.

During the remainder of 2025, we do not expect significant increases in sales and marketing expenses as compared to 2024, however as part of our go-to-market transformation initiative we plan to reinvest in headcount and resources to support our faster growing security and cloud computing solutions.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Payroll and related costs	$58,477	$55,195	6%	$114,969	$113,513	1%
Stock-based compensation	31,396	26,675	18	59,738	50,461	18
Depreciation and amortization	16,487	16,504	—	32,973	33,063	—
Facilities-related costs	21,274	20,946	2	43,143	42,496	2
Provision for doubtful accounts	551	760	(28)	1,706	2,081	(18)
Acquisition-related costs	1,274	2,179	(42)	1,369	2,351	(42)
Software and related service costs	17,653	14,501	22	34,399	28,601	20
Other expenses	15,485	17,094	(9)	30,233	33,718	(10)
Total general and administrative	$162,597	$153,854	6%	$318,530	$306,284	4%
As a percentage of revenue	16%	16%		15%	16%

The increase in general and administrative expenses during the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to higher stock-based compensation as a result of an increase in the expected attainment of performance awards, an increase in the number of participants in the equity compensation program, as well as a shift in our employer 401(k) match program from cash-based to stock-based effective in 2025, which increased stock-based compensation and partially offset the increase in payroll and related costs. Additionally, software and related service costs increased during the three and six months ended June 30, 2025, as compared to the same periods in 2024, as we transition to and expand usage of cloud-based applications to support our operations.

During the remainder of 2025, we do not expect significant increases in general and administrative expenses as compared to 2024 as we plan to continue to carefully manage costs in an effort to support the operations of the business.

Amortization of Acquired Intangible Assets

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2025	2024	% Change	2025	2024	% Change
Amortization of acquired intangible assets	$27,721	$21,076	32%	$55,358	$42,099	31%
As a percentage of revenue	3%	2%		3%	2%

The increase in amortization of acquired intangible assets for the three and six months ended June 30, 2025, as compared to the same periods in 2024, was the result of amortization of acquired intangible assets related to our acquisitions in 2024. Based on acquired intangible assets at June 30, 2025, we expect amortization of acquired intangible assets to be approximately $55.7 million for the remainder of 2025, and $104.0 million, $89.2 million, $81.8 million and $75.9 million for 2026, 2027, 2028 and 2029, respectively.

Restructuring Charge

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2025	2024	% Change	2025	2024	% Change
Restructuring charge	$3,103	$1,385	124%	$3,464	$1,929	80%
As a percentage of revenue	—%	—%		—%	—%

The restructuring charges for the three and six months ended June 30, 2025 was primarily driven by management's commitment to redeploy headcount and resources to support our faster growing security and cloud computing solutions. The charges recognized during these periods include severance and related expenses for certain headcount reductions and impairments to capitalized internal-use software. We do not expect to incur material additional charges related to this activity.

The restructuring charge for the three and six months ended June 30, 2024 was primarily driven by our flexible workplace program as we exited certain facilities that were no longer needed, resulting in impairments of right-of-use-assets and leasehold improvements. We do not expect to incur material additional charges related to this program.

Non-Operating Income

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2025	2024	% Change	2025	2024	% Change
Interest and marketable securities income, net	$14,129	$26,628	(47)%	$33,659	$54,469	(38)%
As a percentage of revenue	1%	3%		2%	3%
Interest expense	$(8,201)	$(6,829)	20%	$(14,951)	$(13,647)	10%
As a percentage of revenue	(1)%	(1)%		(1)%	(1)%
Other (expense) income, net	$(5,451)	$(949)	474%	$569	$(438)	(230)%
As a percentage of revenue	(1)%	—%		—%	—%

Interest and marketable securities income, net consists of interest earned on invested cash and marketable securities balances and income and losses on mutual funds that are associated with our employee non-qualified deferred compensation plan. The decrease for the three and six months ended June 30, 2025, as compared to the same periods in 2024, was due to a reduction of cash and marketable securities balances and re-positioning our investments to cash equivalents, yielding lower interest, in 2025 in order to repay our $1,150.0 million convertible senior notes that became due in May 2025. This decrease was partially offset by interest earned as a result of purchases of new investments during the quarter with the proceeds of our convertible senior notes due 2033.

Interest expense is related to our debt transactions, which are described in Note 6 to the interim condensed consolidated financial statements.

Other (expense) income, net primarily represents net foreign exchange gains and losses due to foreign exchange rate fluctuations on the remeasurement of monetary assets and liabilities that are not denominated in the functional currency and gains and losses on cost method investments, as well as other non-operating expense and income items. Other (expense) income, net may fluctuate in the future based on changes in foreign currency exchange rates or other events.

Provision for Income Taxes

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2025	2024	% Change	2025	2024	% Change
Provision for income taxes	$(48,320)	$(35,148)	37%	$(98,532)	$(47,992)	105%
As a percentage of revenue	(5)%	(4)%		(5)%	(2)%
Effective income tax rate	(32)%	(21)%		(30)%	(14)%

For the three months ended June 30, 2025, as compared to the same period in 2024, our provision for income taxes increased due to an increase in certain tax reserves, an increase in the valuation allowance recorded against state credits and a shortfall in the tax benefit related to stock-based compensation. These amounts were partially offset by a decrease in profitability. For the six months ended June 30, 2025, as compared to the same period in 2024, our provision for income taxes increased due to a shortfall in the tax benefit related to stock-based compensation, an increase in certain tax reserves, an increase in the valuation allowance against state and foreign credits and the revaluation of certain foreign income tax liabilities due to foreign exchange rate fluctuations. These amounts were partially offset by a decrease in profitability.

For the three months ended June 30, 2025, our effective income tax rate was higher than the federal statutory tax rate due to an increase in certain tax reserves and non-deductible stock-based compensation. These amounts were partially offset by foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits. For the six months ended June 30, 2025, our effective income tax rate was higher than the federal statutory tax rate due to a shortfall in the tax benefit related to stock-based compensation, non-deductible stock-based compensation and an increase in certain tax reserves. These amounts were partially offset by foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits.

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

•Acquisition-related costs – Acquisition-related costs include transaction fees, advisory fees, due diligence costs and other direct costs associated with strategic activities, as well as certain additional compensation costs payable to employees acquired from the Linode Limited Liability Company ("Linode") acquisition if employed for a certain period of time. The additional compensation cost was initiated by and determined by the seller and is in addition to normal levels of compensation, including retention programs, offered by Akamai. Acquisition-related costs are impacted by the timing and size of the acquisitions, and we exclude acquisition-related costs from our non-GAAP financial measures to provide a useful comparison of operating results to prior periods and to peer companies because such amounts vary significantly based on the magnitude of our acquisition transactions and do not reflect our core operations.

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

•Amortization of debt issuance costs and capitalized interest expense – The issuance costs of our convertible senior notes are amortized to interest expense and are excluded from our non-GAAP results because management believes the non-cash amortization expense is not representative of ongoing operating performance.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Income from operations	$151,461	$147,986	$306,044	$314,714
Amortization of acquired intangible assets	27,721	21,076	55,358	42,099
Stock-based compensation	112,776	98,466	224,754	191,726
Amortization of capitalized stock-based compensation and capitalized interest expense	12,288	10,434	24,647	20,557
Restructuring charge	3,103	1,385	3,464	1,929
Acquisition-related costs	1,274	2,179	1,369	2,351
Non-GAAP income from operations	$308,623	$281,526	$615,636	$573,376

GAAP operating margin	15%	15%	15%	16%
Non-GAAP operating margin	30%	29%	30%	29%

The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$103,618	$131,688	$226,789	$307,106
Amortization of acquired intangible assets	27,721	21,076	55,358	42,099
Stock-based compensation	112,776	98,466	224,754	191,726
Amortization of capitalized stock-based compensation and capitalized interest expense	12,288	10,434	24,647	20,557
Restructuring charge	3,103	1,385	3,464	1,929
Acquisition-related costs	1,274	2,179	1,369	2,351
Amortization of debt issuance costs	1,645	1,660	3,250	3,342
Loss (gain) on cost method investments, net	—	66	(9,313)	66
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(11,069)	(24,306)	(22,866)	(71,033)
Non-GAAP net income	$251,356	$242,648	$507,452	$498,143

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
GAAP net income per diluted share	$0.71	$0.86	$1.53	$1.97
Amortization of acquired intangible assets	0.19	0.14	0.37	0.27
Stock-based compensation	0.78	0.64	1.52	1.23
Amortization of capitalized stock-based compensation and capitalized interest expense	0.08	0.07	0.17	0.13
Restructuring charge	0.02	0.01	0.02	0.01
Acquisition-related costs	0.01	0.01	0.01	0.02
Amortization of debt issuance costs	0.01	0.01	0.02	0.02
Loss (gain) on cost method investments, net	—	—	(0.06)	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.08)	(0.16)	(0.15)	(0.46)
Adjustment for shares (1)	—	—	—	0.03
Non-GAAP net income per diluted share (2)	$1.73	$1.58	$3.43	$3.23

Shares used in GAAP per diluted share calculations	145,249	153,588	148,156	155,527
Impact of benefit from note hedge transactions (1)	—	(199)	—	(1,157)
Shares used in non-GAAP per diluted share calculations (1)	145,249	153,389	148,156	154,370

(1) Shares used in non-GAAP per diluted share calculations have been adjusted for the three and six months ended June 30, 2024, for the benefit of our note hedge transactions. During this period, our average stock price was in excess of $95.10, which is the initial conversion price of our convertible senior notes which matured in May 2025. See further definition below.
(2) Amounts may not foot due to rounding.

Non-GAAP net income per diluted share is calculated as non-GAAP net income divided by weighted average diluted common shares outstanding. Diluted weighted average common shares outstanding are adjusted in non-GAAP per share calculations for the shares that would be delivered to us pursuant to the note hedge transactions entered into in connection with the issuances of our convertible senior notes. Under GAAP, shares delivered under hedge transactions are not considered offsetting shares in the fully-diluted share calculation until they are delivered. However, we would receive a benefit from the note hedge transactions and would not allow the dilution to occur, so management believes that adjusting for this benefit provides a meaningful view of operating performance. With respect to the convertible senior notes due in each of 2033, 2029 and 2027, and those that matured in 2025, unless our weighted average stock price is greater than $93.01, $126.31, $116.18 and $95.10, respectively, the initial conversion prices, there will be no difference between GAAP and non-GAAP diluted weighted average common shares outstanding.

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

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$103,618	$131,688	$226,789	$307,106
Interest and marketable securities income, net	(14,129)	(26,628)	(33,659)	(54,469)
Provision for income taxes	48,320	35,148	98,532	47,992
Depreciation and amortization	135,757	127,326	270,061	252,663
Amortization of capitalized stock-based compensation and capitalized interest expense	12,288	10,434	24,647	20,557
Amortization of acquired intangible assets	27,721	21,076	55,358	42,099
Stock-based compensation	112,776	98,466	224,754	191,726
Restructuring charge	3,103	1,385	3,464	1,929
Acquisition-related costs	1,274	2,179	1,369	2,351
Interest expense	8,201	6,829	14,951	13,647
Loss (gain) on cost method investments, net	—	66	(9,313)	66
Other expense, net	5,451	883	8,744	372
Adjusted EBITDA	$444,380	$408,852	$885,697	$826,039

Net income margin	10%	13%	11%	16%
Adjusted EBITDA margin	43%	42%	43%	42%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of June 30, 2025, our cash, cash equivalents and marketable securities, which are detailed in Note 2 to the interim condensed consolidated financial statements, totaled $1.6 billion. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy is also designed to limit the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of June 30, 2025, we had cash and cash equivalents of $341.8 million held in accounts outside the U.S. The U.S. Tax Cuts and Jobs Act establishes a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact. As a result, our liquidity is not expected to be materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Six Months Ended June 30,
(in thousands)	2025	2024
Net income	$226,789	$307,106
Non-cash reconciling items included in net income	616,219	517,303
Changes in operating assets and liabilities	(132,659)	(41,568)
Net cash provided by operating activities	$710,349	$782,841

The decrease in cash provided by operating activities for the six months ended June 30, 2025, as compared to the same period in 2024, was due to timing of customer collections and severance payments occurring in 2025 related to our restructuring action in the third quarter of 2024, as well as higher income tax payments driven by intercompany sales of intellectual property.

Cash Provided by (Used in) Investing Activities

	For the Six Months Ended June 30,
(in thousands)	2025	2024
Cash received (paid) for business acquisitions, net of cash acquired	$790	$(434,066)
Cash paid for asset acquisitions	(29,930)	(4,796)
Purchases of property and equipment and capitalization of internal-use software development costs	(419,789)	(337,291)
Net marketable securities activity	649,430	333,353
Other, net	(6,521)	4,535
Net cash provided by (used in) investing activities	$193,980	$(438,265)

The increase in cash provided by (used in) investing activities during the six months ended June 30, 2025, as compared to the same period in 2024, was due to:

•the acquisition of Noname Gate Ltd. in June 2024 that did not recur in 2025; and
•an increase in maturities and sales of marketable securities, that were not reinvested in order to repay our $1,150.0 million convertible senior notes, which we repaid in May 2025.

These increases to cash provided by investing activities were partially offset by higher purchases of property and equipment related to network expansion, primarily for our compute locations.

Net Cash Used in Financing Activities

	For the Six Months Ended June 30,
(in thousands)	2025	2024
Net convertible senior notes activity	$277,231	$—
Activity related to stock-based compensation	(68,688)	(112,981)
Repurchases of common stock	(799,963)	(253,258)
Other, net	(2,035)	(10,187)
Net cash used in financing activities	$(593,455)	$(376,426)

The increase in cash used in financing activities during the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to an increase in repurchases of common stock, partially offset by our net convertible senior notes activity. During the six months ended June 30, 2025, we issued $1,725.0 million in par value of convertible senior notes and repaid $1,150.0 million in convertible senior notes which were due in May 2025.

In May 2024, our board of directors authorized a $2.0 billion share repurchase program, effective May 2024 through June 2027. During the six months ended June 30, 2025, we repurchased 10.0 million shares of common stock at a weighted average price of $79.77 per share for an aggregate of $800.0 million. As of June 30, 2025, $1.2 billion remained available for future share repurchases under the authorization program. Our goals for the share repurchase program is to offset the dilution created by our employee equity compensation programs over time and provide the flexibility to return capital to stockholders as business and market conditions warrant, while still preserving our ability to pursue other strategic opportunities. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

Convertible Senior Notes

In May 2025, we issued $1,725.0 million in principal amount of convertible senior notes due 2033 and entered into related convertible note hedge and warrant transactions. We intend to use a portion of the net proceeds to repay at maturity our $1,150.0 million outstanding aggregate principal amount of convertible senior notes due in 2027. Additionally, we used a portion of the net proceeds of the offering to repay $250.0 million in borrowings made in April 2025 under our revolving credit agreement entered into in November 2022 ("2022 Credit Agreement") and for share repurchases.

As of June 30, 2025, we had $4,140.0 million of convertible senior notes outstanding that are senior unsecured obligations and bear interest payable semi-annually in arrears. These notes mature between September 2027 and May 2033. The terms of the notes and hedge and warrant transactions are discussed more fully in Note 6 to the interim condensed consolidated financial statements.

Revolving Credit Facilities

In January 2025, we entered into a $150.0 million uncommitted revolving credit agreement ("2025 Credit Agreement"). Any outstanding borrowings are secured by collateral, consisting primarily of available-for-sale marketable securities. The 2025 Credit Agreement does not expire but is cancellable at any time and any borrowings can be due on demand. Borrowings under the 2025 Credit Agreement will bear a specified interest rate, considering Secured Overnight Financing Rate, and interest period at the time of the confirmed borrowing. There were no outstanding borrowings under the 2025 Credit Agreement as of June 30, 2025.

In November 2022, we entered into a $500.0 million 2022 Credit Agreement, which allows us to borrow at various interest rates and contains customary representations and warranties, affirmative and negative covenants and events of default. The 2022 Credit Agreement was amended in May 2025 to increase the aggregate revolving commitments from $500.0 million to $1.0 billion and to extend the expiration one year. As of June 30, 2025, we were in compliance with all covenants. There were no outstanding borrowings under the 2022 Credit Agreement as of June 30, 2025.

The terms of the revolving credit agreements are discussed more fully in Note 6 to the interim condensed consolidated financial statements.

Operating Leases

We have entered into operating leases for real estate assets related to office space and co-location assets related to space or racks at co-location facilities and related equipment for our servers and other networking equipment. As of June 30, 2025, there have been no significant changes in our obligations under these operating lease arrangements from those reported on Form 10-K for the year ended December 31, 2024, other than normal period-to-period variations, particularly as we execute on our expansion plans for our compute locations.

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

Liquidity Outlook

Based on our present business plan, we expect our current cash, cash equivalents and marketable securities balances, our forecasted cash flows from operations to be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating costs, include our expected capital expenditures, investments in information technology, potential strategic acquisitions, anticipated share repurchases, lease and purchase commitments and settlements of other liabilities.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, stockholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third-party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 13 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2024 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the six months ended June 30, 2025 was determined to be immaterial.

As of June 30, 2025, we did not have any additional material off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    Our portfolio of cash equivalents and short- and long-term investments is maintained in a variety of securities, that are detailed in Note 2 to the interim condensed consolidated financial statements. The majority of our investments are classified as available-for-sale securities and carried at fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes. If market interest rates were to increase by 100 basis points, reflected uniformly across the yield curve regardless of the duration to maturity, from June 30, 2025 levels, the fair value of our available-for-sale portfolio would decline by approximately $10.4 million.

As of June 30, 2025, we had $4,140.0 million in aggregate principal amount of convertible senior notes outstanding that are senior unsecured obligations with fixed annual interest rates. The terms of the notes are discussed more fully in Note 6 to the interim condensed consolidated financial statements. Due to the fixed annual interest rate, these notes do not give rise to financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the notes at face value less an unamortized discount on our interim condensed consolidated balance sheet, and we present the fair value for required disclosure purposes only.

Our exposure to risk for changes in interest rates relates primarily to any borrowings under our credit agreements, which have variable rates of interest. As of June 30, 2025, we had no outstanding borrowings under the 2025 Credit Agreement or the 2022 Credit Agreement.

Foreign Currency Risk

Growth in our international operations will incrementally increase our exposure to foreign currency fluctuations as well as other risks typical of international operations that could impact our business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Because we publicly report in U.S. dollars, our reported revenue results are negatively impacted when the U.S. dollar strengthens and benefit when the U.S. dollar weakens and has an opposite effect on our expenses where our expenses are positively impacted when the U.S. dollar strengthens and are negatively impacted when the U.S. dollar weakens. However, the impact to expenses only partially offsets the impact to our revenue.

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than functional currencies result in gains and losses that are reflected in our interim condensed consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our interim condensed consolidated statements of income within other expense, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the six months ended June 30, 2025. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of June 30, 2025 and December 31, 2024, no customer had an accounts receivable balance of 10% or more of our accounts receivable. We believe that at June 30, 2025, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Revenue we generate from our delivery solutions is impacted by pricing pressure due to competition and fluctuations in content traffic as a result of, among other factors, changes in the popularity of our customers' content including video delivery and gaming, and economic pressures on our customers that can cause them to take steps to optimize their platforms, including through "do-it-yourself" ("DIY") initiatives. In addition, a large social media company has taken steps to lower costs and reduce reliance on U.S. providers, including a DIY component, which we believe is in part a reaction to certain geopolitical pressures, and which has reduced traffic on our network and negatively impacted revenue in recent periods. Other customers have and may continue to reduce their traffic with us, negatively impacting revenue. Although the rate of decline has diminished, we have continued to experience revenue declines in our delivery solutions and expect this trend to continue in the near future.

Our security solutions currently generate the largest portion of our revenue. Our ability to generate revenue in our security business depends on our ability to increase our industry recognition as a provider of security solutions, develop or acquire new solutions in a rapidly-changing environment where security threats are constantly evolving and ensure that our solutions operate effectively and are competitive with products offered by others, particularly as larger providers increasingly offer broader platforms of security services. Further, security revenue for some products is impacted by traffic levels on our network and has, and may continue to be, negatively impacted by reduced traffic on our network.

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

We operate globally and as a result, our business, revenues and profitability are impacted by global macroeconomic and geopolitical conditions. The success of our activities is affected by general economic, political and market conditions, including, among others, inflation, foreign exchange rates, interest rates, tax rates, economic uncertainty, political instability, warfare, changes in laws, trade barriers including announced or expected tariffs, the actual or perceived failure or financial difficulties of financial institutions, reduced consumer confidence, and spending and economic and trade sanctions. Global economic and geopolitical conditions can impact our customers, potentially making non-U.S. companies reluctant to enter into contracts with U.S. providers. In addition, such conditions can cause customers to take cost-savings measures that can include optimization and DIY initiatives, which can impact our revenues. For example, a large social media company has taken steps to lower costs and reduce reliance on U.S. providers by optimizing its platform, including a DIY component, which reduced traffic on our network and negatively impacted our revenue in recent periods. The U.S. capital markets have recently experienced and may continue to experience extreme volatility and disruption. Furthermore, inflation rates in the U.S. have been elevated compared to historical rates and have fluctuated. In addition, the Trump administration has imposed or indicated an intention to impose tariffs on certain countries that could further adversely impact trade relations, result in higher costs and decreased purchasing power of our customers, put increased pressure on supply chains and create general market instability. Such economic volatility has in the past and could in the future adversely affect our business, financial condition, results of operations and cash flows and future market disruptions could negatively impact us. For example, these unfavorable economic conditions could slow our revenue growth or increase our operating costs, which could negatively impact our profitability. Geopolitical destabilization, the escalation of international tensions and warfare have impacted and could continue to impact global currency exchange rates, resources from our suppliers, our ability to compete effectively and our ability to operate or grow our business.

Additionally, we have offices and employees located in regions that historically have and may again experience periods of political instability, warfare, changes in laws, trade barriers, and economic and trade sanctions. Adverse conditions in these countries or actions by those countries to adopt policies that are not favorable to other countries in which we operate have in the past and may in the future affect our operations, including disruptions to our workforce, supply chains, networks, financial systems and other critical infrastructure, which could adversely affect our business, results of operations, financial condition and cash flows. For example, approximately six percent of our global employees are located in Israel and some of our employees have been mobilized as members of the Israeli military reserves. The ongoing Israel-Hamas war or other hostilities involving Israel could cause harm to our employees or otherwise impair their ability to work for extended periods of time.

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

We are devoting significant resources to develop and deploy our own competing cloud computing offering. The rapid development and deployment of new compute infrastructure—both hardware and software—bears the risk of bugs and unforeseen failures that could affect our reputation and ability to execute our strategies. The risks of such bugs and unforeseen failures introduced to our compute platform by our customers who control many aspects of their use of our cloud computing services and experimental technologies could affect our reputation, ability to execute our strategies and our financial condition. It is also uncertain whether our strategies to develop and deploy our own competing cloud computing offering will attract additional customers or generate enough revenue required to be successful. The costs related to these efforts may also reduce the gross and operating margins we have previously achieved. Failure to adequately and rapidly deploy additional points of presence, increased proximity to enterprise data centers and end users and develop competitive offerings could result in negative publicity, loss of business, diminishing customer appeal and other negative consequences which could harm our business.

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

We regularly face attempts to gain unauthorized access or deliver malicious software to Akamai's platforms, products and services and our internal IT systems, with the goal of stealing proprietary information related to our business, products, employees and customers; disrupting our systems and services or those of our customers or others; or demanding ransom to return control of such systems and services. These attempts take a variety of forms, including Distributed Denial of Service ("DDoS") attacks, infrastructure attacks, botnets, malicious file uploads, application abuse, credential abuse, social engineering, ransomware, bugs, viruses, worms and malicious software programs. Additionally, the use of artificial intelligence by bad actors has heightened the sophistication and effectiveness of these types of attacks, and may be used to create attacks that current processes and technologies are unable to adequately address. There have in the past and could in the future be attempts to infiltrate our systems through our supply chain and contractors. Malicious actors are known to attempt to fraudulently induce employees and suppliers to disclose sensitive information through illegal electronic spamming, phishing or other tactics. Other parties may attempt to gain unauthorized physical access to our facilities in order to infiltrate our internal-use information systems. Furthermore, nation state and hacktivist attacks against us or our customers have in the past and may in the future intensify during periods of heightened geopolitical tensions or armed conflict, such as the ongoing war in Ukraine, the Israel-Hamas War and the recent escalation of military conflict between Israel and Iran, as well as broader military confrontations involving the United States. We may not be able to anticipate the techniques used in such attacks, as they change frequently and may not be recognized until launched. The rapidly changing geopolitical landscape may also create new, unexpected, or unknown risks for which we may not immediately be prepared, requiring increased risk mitigation expenditures. While we have, from time to time, experienced threats to and breaches of our and our third-party vendors' data and systems, to date , to our knowledge, cyber threats and other attacks have not resulted in any material adverse effect to our business or operations, but such threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them.

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

Any actual, alleged or perceived breach of network security in our systems or networks, or any other actual, alleged or perceived outage, compromise or data security incident we, our customers or our third-party suppliers suffer, has in the past and could in the future result in damage to our reputation; negative publicity; loss of channel partners, customers and sales; loss of revenue; loss of competitive advantages; increased costs to remedy any problems and otherwise respond to any incident; regulatory investigations and enforcement actions and fines; costly litigation; and other liabilities.

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

theft of intellectual property in high-risk countries where we operate; difficulties in enforcing contracts, collecting accounts and longer payment cycles in certain countries; difficulties in transferring funds from, or converting currencies in, certain countries; managing the costs and processes necessary to comply with export control, sanctions, anti-bribery, data protection, cybersecurity and competition laws and regulations or other regulatory or contractual limitations on our ability to sell or develop our products and services in certain international markets; changes in regulatory rules or policies or changes in government enforcement priorities and resources; macroeconomic developments and changes in the labor markets in which we operate; geopolitical developments, including increasing international tensions or any that impact our or our customers’ ability to operate in or deliver content to a country; other circumstances outside of our control such as trade disputes, including the imposition of tariffs by the United States on imports from certain countries and any resulting counter-tariffs or macroeconomic impacts, political unrest, warfare, military or armed conflict, such as the Russian invasion of Ukraine, the Israel-Hamas War, the recent escalation of military conflict between Israel and Iran, as well as broader military confrontations involving the United States, terrorist attacks, public health emergencies, energy crises and natural disasters that could disrupt our ability to provide services or limit customer purchases of them.

For example, approximately six percent of our global employees are located in Israel. Some of these employees have been and may continue to be impacted by hostilities in the region, including the Israel-Hamas War and, more recently, the Israel-Iran conflict. A number of our employees in Israel have been, and more may be, required to report for military duty which could impact our ability to operate and successfully complete ongoing initiatives particularly with respect to our security offerings and our efforts to move our internal applications from third-party clouds to our compute platform. Furthermore, a widening of the conflict in the Middle East or further escalation could lead to broader geopolitical destabilization and macro-economic impacts.

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

To operate and grow our globally distributed network serving our portfolio of services, we are dependent in part upon transmission capacity provided by third-party telecommunications network providers and co-location facilities to house our servers and equipment to support our operations. We may be unable to purchase the bandwidth and space we need from these providers due to limitations on their resources, increasing energy costs or other reasons outside of our control. In particular, our efforts to increase the size and scale of our network infrastructure have required and may continue to require procuring significant additional space in co-location facilities. Inability to access facilities where we would like to install servers, or perform maintenance on existing servers for any reason impedes our ability to expand or maintain capacity. As a result, there can be no assurance that we are adequately prepared for unexpected increases in capacity demands by our customers. Failure to put in place the capacity we require to operate our business effectively could result in a reduction in, or disruption of, service to our customers and ultimately a loss of those customers. In addition, these third-party providers can experience service disruptions due to power failure and other unforeseen events. We cannot guarantee that these providers have adequate redundancies in place to avoid service disruptions that could impact our ability to operate portions of our network.

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

We are reliant on some of our larger customers to direct traffic to our network for a significant part of our revenues. At times, some of our customers have determined that it is better for them to employ a “do-it-yourself” or “DIY” strategy by putting in place equipment, software and other technology solutions for content and application delivery and security protection within their internal systems instead of using our solutions for some or all of their needs. As the amount of money a customer spends with us increases, the risk that they will seek alternative solutions such as DIY or a multi-vendor policy likewise increases. While the number of customers implementing a DIY strategy had been decreasing, current global economic and geopolitical conditions may cause customers to increase their focus on DIY solutions, which could negatively impact traffic on our network, and, as a result, our revenue. For example, a large social media customer has taken steps to lower costs and reduce reliance on U.S. providers by optimizing its platform, including using a DIY component, which reduced traffic on our network and negatively impacted our revenue in 2024 and may continue to do so in the future. If our customers increase their use of DIY solutions or if multiple additional large customers shift to this model, traffic on our network and our contracted revenue commitments could decrease more significantly, which could negatively impact our business, profitability, financial condition, results of operations and cash flows.

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

In addition, our future success will depend upon our ability to attract, train and retain employees, particularly in our expected areas of growth such as security and cloud computing. Such efforts will require time, expense and attention by our employees as there is significant competition for talented individuals. This competition results in increased costs in the form of cash and stock-based compensation and can have a dilutive impact on our stock. In addition, our ability to hire and retain employees may be adversely affected by volatility in the price of our stock or our ability to obtain shareholder approval to offer additional stock to our employees, because a significant portion of our compensation is in the form of equity grants. We are retasking certain employees to work on our cloud computing solutions which will require the use of our resources and if we are unable to successfully retrain our employees, our cloud computing business may suffer. Furthermore, geopolitical events may impact our retention efforts. For example, the Israel-Hamas War and other hostilities in the Middle East have and could continue to impact our workforce in Israel, as employees have been and may continue to be required to report for military service or have other competing priorities. The loss of the services of a significant number of our employees or any of our key employees or our inability to attract and retain new talent in a timely fashion may be disruptive to our operations and overall business.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are in the process of evaluating the impact of the OBBBA on our consolidated financial statements.

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

Regulations have also been enacted or proposed in a number of countries that limit the delivery of certain types of content into those countries. Enactment and expansion of such laws and regulations would negatively impact our revenues. For example, restrictions were adopted in India in 2020 prohibiting access to identified Chinese-owned applications which caused a reduction in revenue to us. In addition, in April 2024, the U.S. government passed legislation that prohibited the provision of certain types of services to a Chinese application if the application was not sold to a neutral third party by January 19, 2025. The Chinese application was not sold to a neutral third party by that deadline. However, President Trump subsequently signed an Executive Order instructing the U.S. Attorney General to not take any action to enforce the passed legislation for a period of 75 days from January 20, 2025. The enforcement delay was subsequently extended by Executive Order to June 19, 2025, and on June 19, 2025, was further extended until September 17, 2025. In addition, the Attorney General has determined that our provision of services to this customer has not violated the law and that we can continue providing services as contemplated by these Executive Orders without violating the law and without incurring any legal liability. In the past year, this customer has taken steps to lower costs and reduce reliance on U.S. providers by optimizing its platform, including using a DIY component. This has negatively impacted revenue growth rates in recent periods, and we expect revenue from this customer to decline over the next few years, regardless of whether this legislation is enforced or takes effect. It is difficult to predict whether the passed legislation will ultimately be enforced and whether any future judicial challenges brought against the Executive Orders will be successful. Even though President Trump has extended the enforcement deadline for a ban on the Chinese application, there is no assurance that we will not be exposed to liability and we may be exposed to significant fines, litigation, indemnification claims, negative publicity, reputational harm, diversion of management attention, interruptions in our operations, financial loss and other similar harms by continuing to provide services to the Chinese application.

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

As of the date of this report, we had total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2027, total principal amount of $1,265.0 million of convertible senior notes outstanding due in 2029 and total principal amount of $1,725.0 million of convertible senior notes outstanding due in 2033. In November 2022 we entered into a credit agreement that provides for an initial $500.0 million revolving credit facility and was amended in May 2025 to increase the aggregate revolving commitments from $500.0 million to $1.0 billion and to extend the expiration one year. We also entered into a credit agreement in January 2025 providing for a $150.0 million revolving credit facility. As of June 30, 2025, there were no outstanding borrowings under either credit facility. Our ability to repay any amounts we borrow under our credit facilities, refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the applicable indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through future borrowing under the credit facilities or the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. If we do not have sufficient cash upon conversion of the notes or to repurchase the notes following a fundamental change, we would be in default under the terms of the notes, which could seriously harm our business. Although the terms of our credit facilities include certain covenants that potentially limit our future indebtedness, the terms of the notes do not. If we incur significantly more debt, this could intensify the risks described above. In addition, if we are unable to obtain financing to fund additional capital expenditures, acquisitions, and general corporate and other purposes on reasonable terms, or at all, then our business, operations and financial condition may be harmed.

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

Section 404 of the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We need to continue to enhance and maintain our processes and systems and adapt them to changes as our business evolves and we rearrange management responsibilities and reorganize our business. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive and time-consuming and requires significant management attention. Furthermore, as our business changes, including by expanding our operations in different markets, increasing reliance on channel partners and completing acquisitions, our internal controls may become more complex and we may be required to expend significantly more resources to ensure our internal controls remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify any material weaknesses, the disclosure of that fact, even if quickly remediated, could reduce the market's confidence in our financial statements and harm our stock price.

We identified, and subsequently remediated, a material weakness in our internal control over financial reporting as of December 31, 2022. We cannot be certain that our internal control measures will provide adequate control over our financial processes and reporting and ensure compliance with Section 404, and there can be no assurance that we will not identify additional material weaknesses in internal controls in the future or that the measures we may take to remediate any such future control deficiencies will be effective. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, may result in a restatement of our financial statements for prior periods, cause us to fail to meet our reporting obligations, and could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in the periodic reports we will file with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the second quarter of 2025 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (4)
April 1, 2025 – April 30, 2025	—	$—	—	$1,480,514
May 1, 2025 – May 31, 2025	3,870,468	77.51	3,870,468	1,180,514
June 1, 2025 – June 30, 2025	—	—	—	1,180,514
Total	3,870,468	$77.51	3,870,468

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
Item 5. Other Information

(c) Director and Officer Trading Arrangements

During the three months ended June 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit 3.1
Amended and Restated Certificate of Incorporation of Akamai Technologies, Inc. (including all amendments thereto) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 16, 2025)

Exhibit 4.1
Indenture (including form of Notes) with respect to Akamai’s 0.25% Convertible Senior Notes due May 15, 2033, dated as of May 19, 2025, between Akamai and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 19, 2025).

Exhibit 10.1	Form of Call Option Transaction Confirmation between Akamai and each Option Counterparty (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 19, 2025).

Exhibit 10.2	Form of Warrant Confirmation between Akamai and each Option Counterparty (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 19, 2025).

Exhibit 10.3
Akamai Technologies, Inc. Second Amended and Restated 2013 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 16, 2025)

Exhibit 10.4
Amendment No. 1 by and among Akamai Technologies, Inc., the financial institutions identified therein as lenders and JPMorgan Chase Bank, N.A., as administrative agent, dated April 17, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2025)

Exhibit 10.5
Amendment No. 2 by and among Akamai Technologies, Inc., the financial institutions identified therein as lenders and JPMorgan Chase Bank, N.A., as administrative agent, dated May 12, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2025)

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements

of Income for the three and six months ended June 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

August 8, 2025	By:	/s/ Edward McGowan
Edward McGowan
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)