Form 10-Q
period 2025-09-30
AKAMAI TECHNOLOGIES INC
filed 2025-11-07
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 3, 2025: 143,865,237

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data) (unaudited)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$927,933	$517,707
Marketable securities	190,807	1,078,876
Accounts receivable, net of reserves of $5,769 and $3,522 at September 30, 2025, and December 31, 2024, respectively	765,891	727,687
Prepaid expenses and other current assets	282,607	253,827
Total current assets	2,167,238	2,578,097
Marketable securities	694,000	275,592
Property and equipment, net	2,317,804	1,995,071
Operating lease right-of-use assets	1,021,166	1,006,738
Acquired intangible assets, net	647,480	727,585
Goodwill	3,170,123	3,151,077
Deferred income tax assets	619,367	483,249
Other assets	196,095	151,376
Total assets	$10,833,273	$10,368,785

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(in thousands, except share data) (unaudited)	September 30, 2025	December 31, 2024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$189,967	$130,447
Accrued expenses	308,160	370,888
Deferred revenue	162,448	149,222
Convertible senior notes	—	1,149,116
Operating lease liabilities	281,347	259,134
Other current liabilities	8,394	32,516
Total current liabilities	950,316	2,091,323
Deferred revenue	22,981	26,314
Deferred income tax liabilities	27,154	16,066
Convertible senior notes	4,103,106	2,396,695
Operating lease liabilities	846,619	829,660
Other liabilities	151,153	130,370
Total liabilities	6,101,329	5,490,428
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 159,113,000 shares issued and 143,767,463 shares outstanding at September 30, 2025, and 155,647,988 shares issued and 150,025,096 outstanding at December 31, 2024	1,591	1,556
Additional paid-in capital	2,819,050	2,618,384
Accumulated other comprehensive loss	(93,318)	(155,993)
Treasury stock, at cost, 15,345,537 shares at September 30, 2025, and 5,622,892 shares at December 31, 2024	(1,335,236)	(558,488)
Retained earnings	3,339,857	2,972,898
Total stockholders’ equity	4,731,944	4,878,357
Total liabilities and stockholders’ equity	$10,833,273	$10,368,785

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data) (unaudited)	2025	2024	2025	2024
Revenue	$1,054,630	$1,004,679	$3,113,263	$2,971,229
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	429,532	408,806	1,275,012	1,206,437
Research and development	124,720	120,347	374,107	350,631
Sales and marketing	144,867	138,551	425,237	412,160
General and administrative	161,719	159,957	480,249	466,241
Amortization of acquired intangible assets	27,783	24,368	83,141	66,467
Restructuring (benefit) charge	(15)	82,013	3,449	83,942
Total costs and operating expenses	888,606	934,042	2,641,195	2,585,878
Income from operations	166,024	70,637	472,068	385,351
Interest and marketable securities income, net	18,893	23,065	52,552	77,534
Interest expense	(7,915)	(6,735)	(22,866)	(20,382)
Other expense, net	(3,837)	(13,161)	(3,268)	(13,599)
Income before provision for income taxes	173,165	73,806	498,486	428,904
Provision for income taxes	(32,995)	(15,899)	(131,527)	(63,891)
Net income	$140,170	$57,907	$366,959	$365,013
Net income per share:
Basic	$0.98	$0.38	$2.52	$2.40
Diluted	$0.97	$0.38	$2.50	$2.36
Shares used in per share calculations:
Basic	143,577	151,435	145,795	151,776
Diluted	144,811	153,240	147,041	154,765

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands) (unaudited)	2025	2024	2025	2024
Net income	$140,170	$57,907	$366,959	$365,013
Other comprehensive (loss) gain:
Foreign currency translation adjustments	(6,874)	28,475	61,613	(6,870)
Change in unrealized gain on investments, net of income tax expense of $317, $2,598, $345 and $572 for the three and nine months ended September 30, 2025 and 2024, respectively	973	8,010	1,062	1,764
Other comprehensive (loss) gain	(5,901)	36,485	62,675	(5,106)
Comprehensive income	$134,269	$94,392	$429,634	$359,907

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(in thousands) (unaudited)	2025	2024
Cash flows from operating activities:
Net income	$366,959	$365,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	526,106	480,461
Stock-based compensation	340,177	294,333
Provision for deferred income taxes	24,346	938
Amortization of debt issuance costs	5,176	4,933
(Gain) loss on investments	(9,313)	66
Other non-cash reconciling items, net	5,341	45,691
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(24,566)	28,092
Prepaid expenses and other current assets	(18,101)	(25,480)
Accounts payable and accrued expenses	(62,494)	(79,191)
Deferred revenue	3,757	13,978
Other current liabilities	(24,562)	42,350
Other non-current assets and liabilities	19,355	4,199
Net cash provided by operating activities	1,152,181	1,175,383
Cash flows from investing activities:
Cash received (paid) for business acquisitions, net of cash acquired	790	(434,066)
Cash paid for asset acquisitions	(29,930)	(4,862)
Purchases of property and equipment	(376,092)	(297,548)
Capitalization of internal-use software development costs	(238,713)	(224,860)
Purchases of short- and long-term marketable securities	(851,265)	(201,641)
Proceeds from sales of short- and long-term marketable securities	266,582	307,701
Proceeds from maturities and redemptions of short- and long-term marketable securities	1,059,642	296,623
Other, net	(5,365)	4,160
Net cash used in investing activities	(174,351)	(554,493)

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Nine Months Ended September 30,
(in thousands) (unaudited)	2025	2024
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	250,000	—
Repayment of borrowings under revolving credit facility	(250,000)	—
Proceeds from the issuance of convertible senior notes, net of issuance costs	1,701,796	—
Proceeds from the issuance of warrants related to convertible senior notes	330,855	—
Purchase of note hedge related to convertible senior notes	(605,820)	—
Repayment of convertible senior notes	(1,149,992)	—
Proceeds related to the issuance of common stock under stock plans	48,897	47,708
Employee taxes paid related to net share settlement of stock awards	(109,981)	(157,115)
Repurchases of common stock	(799,963)	(419,097)
Other, net	(2,126)	(10,291)
Net cash used in financing activities	(586,334)	(538,795)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	20,742	188
Net increase in cash, cash equivalents and restricted cash	412,238	82,283
Cash, cash equivalents and restricted cash at beginning of period	519,084	490,470
Cash, cash equivalents and restricted cash at end of period	$931,322	$572,753

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds received of $15,539 and $5,499 for the nine months ended September 30, 2025 and 2024, respectively	$123,021	$111,430
Cash paid for interest expense	20,849	19,556
Cash paid for operating lease liabilities	234,337	213,459
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	214,754	285,494
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	109,042	35,660
Capitalization of stock-based compensation	96,278	81,636

Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$927,933	$569,749
Restricted cash	3,389	3,004
Cash, cash equivalents and restricted cash	$931,322	$572,753

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended September 30, 2025
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2025	143,199,911	$1,586	$2,696,975	$(87,417)	$(1,343,323)	$3,199,687	$4,467,508
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	479,360	5	(12,477)				(12,472)
Stock-based compensation			134,552				134,552
Repurchases of common stock					436		436
Re-issuance of treasury stock for 401(k) employer match	88,192				7,651		7,651
Net income						140,170	140,170
Foreign currency translation adjustment				(6,874)			(6,874)
Change in unrealized gain on investments, net of tax				973			973
Balance at September 30, 2025	143,767,463	$1,591	$2,819,050	$(93,318)	$(1,335,236)	$3,339,857	$4,731,944

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Three Months Ended September 30, 2024
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2024	151,913,207	$1,544	$2,368,225	$(136,921)	$(253,258)	$2,775,086	$4,754,676
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	415,997	4	(15,656)				(15,652)
Stock-based compensation			126,983				126,983
Repurchases of common stock	(1,704,660)				(166,261)		(166,261)
Net income						57,907	57,907
Foreign currency translation adjustment				28,475			28,475
Change in unrealized gain on investments, net of tax				8,010			8,010
Balance at September 30, 2024	150,624,544	$1,548	$2,479,552	$(100,436)	$(419,519)	$2,832,993	$4,794,138

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Nine Months Ended September 30, 2025
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2025	150,025,096	$1,556	$2,618,384	$(155,993)	$(558,488)	$2,972,898	$4,878,357
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	3,006,804	31	(110,990)				(110,959)
Issuance of common stock under employee stock purchase plan	458,208	4	29,568				29,572
Stock-based compensation			407,544				407,544
Issuance of warrants related to convertible senior notes			330,855				330,855
Purchase of note hedge related to convertible senior notes, net of deferred taxes of $149,509			(456,311)				(456,311)
Repurchases of common stock	(10,028,703)				(804,899)		(804,899)
Re-issuance of treasury stock for 401(k) employer match	306,058				28,151		28,151
Net income						366,959	366,959
Foreign currency translation adjustment				61,613			61,613
Change in unrealized gain on investments, net of tax				1,062			1,062
Balance at September 30, 2025	143,767,463	$1,591	$2,819,050	$(93,318)	$(1,335,236)	$3,339,857	$4,731,944

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Nine Months Ended September 30, 2024
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2024	151,232,908	$1,512	$2,222,993	$(95,330)	$—	$2,467,980	$4,597,155
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	3,224,444	32	(157,742)				(157,710)
Issuance of common stock under employee stock purchase plan	369,920	4	28,365				28,369
Stock-based compensation			385,936				385,936
Repurchases of common stock	(4,202,728)				(419,519)		(419,519)
Net income						365,013	365,013
Foreign currency translation adjustment				(6,870)			(6,870)
Change in unrealized gain on investments, net of tax				1,764			1,764
Balance at September 30, 2024	150,624,544	$1,548	$2,479,552	$(100,436)	$(419,519)	$2,832,993	$4,794,138

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

Recent Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board ("FASB") issued guidance which modernizes the accounting for internal-use software by removing all references to software development stages given the evolution of software development. The targeted improvements aim to increase the operability of the recognition guidance for internal-use software. The guidance also seeks to clarify the disclosure requirements for internal-use software. This guidance will be effective for the Company on January 1, 2028, and is to be applied prospectively, modified prospectively or retrospectively. The Company is evaluating the potential impact of adopting this guidance on its consolidated financial statements.

In July 2025, the FASB issued guidance which provides targeted improvements and clarifications related to the recognition and measurement of expected credit losses, particularly for off-balance-sheet credit exposures and certain practical expedients. This guidance will be effective for the Company on January 1, 2026, and is to be applied prospectively. The Company is evaluating the potential impact of adopting this guidance on its consolidated financial statements.

In November 2024, the FASB issued guidance which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This guidance will be effective for the Company on January 1, 2026, and is to be applied prospectively with the option to adopt retrospectively. The Company has historically not had induced conversions of its convertible senior notes and does not anticipate this guidance to have an impact on its consolidated financial statements or its disclosures upon adoption.

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

In December 2023, the FASB issued guidance to improve income tax disclosures, primarily through enhanced disclosures for the rate reconciliation and income taxes paid, in addition to the modification or elimination of other disclosures. This guidance will be effective for the Company's annual period ending December 31, 2025 and is to be applied prospectively with the option to adopt retrospectively. The Company has completed a preliminary assessment of the guidance and does not anticipate an impact on its consolidated financial statements other than for the additional required disclosures.

2. Fair Value Measurements

Available-for-sale marketable securities held as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of September 30, 2025
Time deposits	$31,942	$—	$—	$31,942	$31,942	$—
Corporate bonds	809,464	3,224	(224)	812,464	144,833	667,631
	$841,406	$3,224	$(224)	$844,406	$176,775	$667,631

As of December 31, 2024
Time deposits	$11,330	$—	$—	$11,330	$11,330	$—
Corporate bonds	1,003,915	1,369	(307)	1,004,977	808,800	196,177
U.S. government agency obligations	303,816	567	(36)	304,347	249,318	55,029
	$1,319,061	$1,936	$(343)	$1,320,654	$1,069,448	$251,206

The Company holds money market funds and mutual funds, which are classified as equity securities. These securities are not included in the available-for-sale securities table above, but are included in marketable securities in the interim condensed consolidated balance sheets.

Unrealized gains and unrealized losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the interim condensed consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest and marketable securities income, net in the interim condensed consolidated statements of income. As of September 30, 2025, the Company did not hold any available-for-sale marketable securities in a continuous unrealized loss position for more than 12 months.

Fair Value Measurements

The fair value measurements within the fair value hierarchy of the Company’s financial assets as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
As of September 30, 2025
Cash Equivalents and Marketable Securities:
Money market funds	$369,033	$369,033	$—
Time deposits	89,755	—	89,755
Corporate bonds	812,464	—	812,464
Mutual funds	29,522	29,522	—
	$1,300,774	$398,555	$902,219

As of December 31, 2024
Cash Equivalents and Marketable Securities:
Money market funds	$163,722	$163,722	$—
Time deposits	64,202	—	64,202
Corporate bonds	1,004,977	—	1,004,977
U.S. government agency obligations	304,347	—	304,347
Mutual funds	26,580	26,580	—
	$1,563,828	$190,302	$1,373,526

As of September 30, 2025 and December 31, 2024, the fair value of the Company's financial assets were determined utilizing a Level 1 or Level 2 valuation. Level 1 valuations are based upon the market prices for such investments that are readily available in active markets and Level 2 valuations are based upon the available quoted prices for similar assets in active markets (or identical assets in an inactive market). The Company did not have any transfers of assets or liabilities between Level 1 or Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2025.

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

Contractual maturities of the Company’s available-for-sale marketable securities held as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024
Due in 1 year or less	$176,775	$1,069,448
Due after 1 year through 5 years	667,631	251,206
	$844,406	$1,320,654

3. Accounts Receivable

Net accounts receivable consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Trade accounts receivable	$546,945	$508,928
Unbilled accounts receivable	224,715	222,281
Gross accounts receivable	771,660	731,209
Allowances for current expected credit losses and other reserves	(5,769)	(3,522)
Accounts receivable, net	$765,891	$727,687

A summary of activity in the accounts receivable allowance for current expected credit losses and other reserves for the nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	September 30, 2025	September 30, 2024
Beginning balance	$3,522	$3,469
Charges to income from operations	10,323	4,832
Collections from customers previously reserved and other	(8,076)	(4,481)
Ending balance	$5,769	$3,820

Charges to income from operations primarily represents charges to provision for doubtful accounts for increases in the allowance for current expected credit losses.

4. Incremental Costs to Obtain a Contract with a Customer

Deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024
Deferred costs included in prepaid expenses and other current assets	$62,097	$72,391
Deferred costs included in other assets	81,116	58,996
Total deferred costs	$143,213	$131,387

Information related to incremental costs to obtain a contract with a customer for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization expense related to deferred costs	$16,934	$17,179	$46,098	$46,916
Incremental costs capitalized	20,764	27,962	52,848	70,668

Amortization expense related to deferred costs is primarily included in sales and marketing expense in the interim condensed consolidated statements of income.

5. Acquired Intangible Assets and Goodwill

Acquired intangible assets that are subject to amortization consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$465,699	$(252,850)	$212,849	$463,766	$(223,480)	$240,286
Customer-related intangible assets	764,439	(368,459)	395,980	758,817	(313,991)	444,826
Trademarks and trade names	15,350	(11,790)	3,560	15,318	(10,579)	4,739
Acquired license rights	44,811	(9,720)	35,091	44,810	(7,076)	37,734
Total	$1,290,299	$(642,819)	$647,480	$1,282,711	$(555,126)	$727,585

Based on the Company’s acquired intangible assets as of September 30, 2025, aggregate expense related to amortization of acquired intangible assets is expected to be $27.9 million for the remainder of 2025, and $104.0 million, $89.2 million, $81.8 million and $75.9 million for 2026, 2027, 2028 and 2029, respectively.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2025 were as follows (in thousands):

Balance as of January 1, 2025	$3,151,077
Measurement period adjustments related to an acquisition completed in prior year	(996)
Foreign currency translation	20,042
Balance as of September 30, 2025	$3,170,123

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

Notes	Issuance Date	Maturity Date		Principal Amount (in thousands)	Coupon Interest Rate	Effective Interest Rate
2033 Notes	May 19, 2025	May 15, 2033	(1)	$1,725,000	0.250%	0.484%
2029 Notes	August 18, 2023	February 15, 2029		$1,265,000	1.125%	1.388%
2027 Notes	August 16, 2019	September 1, 2027		$1,150,000	0.375%	0.539%

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

The conversion rights for the outstanding Notes as of September 30, 2025 are as follows:

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

Components and Fair Value of the Notes

The Notes consisted of the following components as of September 30, 2025 and December 31, 2024 (in thousands):

	2033 Notes	2029 Notes	2027 Notes	2025 Notes	Total
As of September 30, 2025
Principal	$1,725,000	$1,265,000	$1,150,000	$—	$4,140,000
Less: issuance costs, net of amortization	(22,371)	(10,983)	(3,540)	—	(36,894)
Net carrying amount	$1,702,629	$1,254,017	$1,146,460	$—	$4,103,106

Estimated fair value (1)	$1,724,293	$1,187,215	$1,103,494	$—	$4,015,002

As of December 31, 2024
Principal	$—	$1,265,000	$1,150,000	$1,150,000	$3,565,000
Less: issuance costs, net of amortization	—	(13,354)	(4,951)	(884)	(19,189)
Net carrying amount	$—	$1,251,646	$1,145,049	$1,149,116	$3,545,811

Estimated fair value (1)	$—	$1,239,068	$1,155,865	$1,219,345	$3,614,278

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

With the issuance of the 2025 Notes, the Company previously entered into related hedge and warrant transactions. The hedges have expired. The warrants for 12.1 million shares of the Company’s common stock at a strike price of approximately $149.18 per share that resulted in aggregate proceeds of $119.9 million will expire during the fourth quarter of 2025. There were 3.6 million shares related to these warrant transactions outstanding as of September 30, 2025.

Revolving Credit Facilities

In January 2025, the Company entered into a $150.0 million uncommitted revolving credit agreement ("2025 Credit Agreement"). Any outstanding borrowings are secured by collateral, consisting primarily of available-for-sale marketable securities. Borrowings under the 2025 Credit Agreement may be used to finance working capital needs and for general corporate purposes. The 2025 Credit Agreement does not expire but is cancellable at any time and any borrowings can be due on demand. Borrowings under the 2025 Credit Agreement will bear a specified interest rate, based on the Secured Overnight Financing Rate, and interest period at the time of the confirmed borrowing. There were no outstanding borrowings under the 2025 Credit Agreement as of September 30, 2025.

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

The 2022 Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. As of September 30, 2025, the Company was in compliance with all covenants. The negative covenants include restrictions on subsidiary indebtedness, liens and fundamental changes. These covenants are subject to a number of important exceptions and qualifications. The principal financial covenant requires a maximum consolidated leverage ratio. There were no outstanding borrowings under the 2022 Credit Agreement as of September 30, 2025.

Interest Expense

The Notes bear interest at fixed rates that are payable semi-annually in arrears on their respective interest payment dates each year. Interest expense, together with ongoing commitment fees under the terms of the Company's credit agreements, included in the interim condensed consolidated statements of income for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization of debt issuance costs	$2,357	$1,952	$6,338	$5,847
Coupon interest payable on 2033 Notes	1,078	—	1,569	—
Coupon interest payable on 2029 Notes	3,558	3,558	10,674	10,674
Coupon interest payable on 2027 Notes	1,078	1,078	3,234	3,234
Coupon interest payable on 2025 Notes	—	359	483	1,077
Interest payable and commitment fees under the credit agreements	275	149	1,730	464
Capitalization of interest expense	(431)	(361)	(1,162)	(914)
Total interest expense	$7,915	$6,735	$22,866	$20,382

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

The Company's restructuring (benefit) charges during the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Q3 2024 action	$(35)	$54,259	$397	$54,259
Acquisitions related and other	20	27,754	3,052	29,683
Total restructuring (benefit) charge	$(15)	$82,013	$3,449	$83,942

The liability for restructuring charges for employee severance and related expenses is substantially included in other current liabilities on the consolidated balance sheets. The changes in the liability for all restructuring actions for the nine months ended September 30, 2025 were as follows (in thousands):

	Q3 2024 Action	Acquisitions Related and Other	Total
Balance as of January 1, 2025	$24,606	$1,745	$26,351
Costs incurred	397	1,667	2,064
Cash disbursements	(25,267)	(2,106)	(27,373)
Translation adjustments and other	310	49	359
Balance as of September 30, 2025	$46	$1,355	$1,401

8. Stockholders’ Equity

Share Repurchase Program

In May 2024, the board of directors authorized a $2.0 billion share repurchase program, effective May 2024 through June 2027, of which $1,180.5 million remains available for repurchase as of September 30, 2025. The Company's goals for the share repurchase program are to offset the dilution created by its employee equity compensation programs over time and provide the flexibility to return capital to shareholders as business and market conditions warrant, while still preserving its ability to pursue other strategic opportunities.

During the three months ended September 30, 2025, the Company did not repurchase shares of its common stock. During the nine months ended September 30, 2025, the Company repurchased 10.0 million shares of its common stock for $800.0 million.

Stock-Based Compensation

Components of total stock-based compensation included in the Company’s interim condensed consolidated statements of income for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$19,738	$16,566	$57,980	$45,048
Research and development	42,415	39,275	124,486	114,271
Sales and marketing	22,413	21,076	67,116	58,863
General and administrative	30,857	25,690	90,595	76,151
Total stock-based compensation	115,423	102,607	340,177	294,333
Provision for income taxes	(21,952)	(14,322)	(57,214)	(76,403)
Total stock-based compensation, net of income taxes	$93,471	$88,285	$282,963	$217,930

During 2025, the Company's matching program related to the savings plan for its U.S. employees that is designed to be qualified under Section 401(k) of the Internal Revenue Code was redesigned to be settled in shares of the Company's common stock instead of cash and the percentage match was increased.

In addition to the amounts of stock-based compensation reported in the table above, the Company’s interim condensed consolidated statements of income also include stock-based compensation reflected as a component of amortization primarily consisting of capitalized internal-use software; the additional stock-based compensation was $12.6 million and $37.0 million for the three and nine months ended September 30, 2025, respectively, before taxes, and $11.0 million and $31.3 million for the three and nine months ended September 30, 2024, respectively, before taxes.

9. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the nine months ended September 30, 2025 were as follows (in thousands):

	Foreign Currency Translation	Net Unrealized Gains on Investments	Total
Balance as of January 1, 2025	$(157,099)	$1,106	$(155,993)
Other comprehensive gain	61,613	1,062	62,675
Balance as of September 30, 2025	$(95,486)	$2,168	$(93,318)

Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the nine months ended September 30, 2025.

10. Revenue from Contracts with Customers

The Company sells its services through a sales force located both domestically and internationally. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. Revenue by geography included in the Company’s interim condensed consolidated statements of income for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
U.S.	$529,978	$524,611	$1,586,324	$1,545,654
International	524,652	480,068	1,526,939	1,425,575
Total revenue	$1,054,630	$1,004,679	$3,113,263	$2,971,229

The Company reports its revenue in three solution categories: security, delivery and cloud computing. Security includes solutions that are designed to protect business online by keeping infrastructure, websites, applications, APIs, networks and users safe. Delivery includes solutions that are designed to enable business online, including media delivery and web and mobile performance. Cloud computing includes compute, storage, networking, database and container management services. Revenue by solution category included in the Company’s interim condensed consolidated statements of income for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Security	$568,437	$518,670	$1,651,046	$1,508,059
Delivery	306,495	319,132	945,608	1,000,289
Cloud computing	179,698	166,877	516,609	462,881
Total revenue	$1,054,630	$1,004,679	$3,113,263	$2,971,229

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

During the nine months ended September 30, 2025 and 2024, the Company recognized $136.7 million and $99.3 million of revenue that was included in deferred revenue as of December 31, 2024 and 2023, respectively.

As of September 30, 2025, the aggregate amount of remaining performance obligations from contracts with customers was $4.8 billion. The Company expects to recognize approximately 55% of its remaining performance obligations as revenue over the next 12 months and approximately 40% over the next two to three years, with the remaining thereafter. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration, such as usage-based contracts with no committed contract, as well as anticipated renewed contracts. Revenue recognized during the nine months ended September 30, 2025 and 2024, related to performance obligations satisfied in previous periods was not material.

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

The Company’s effective income tax rate was 26.4% and 14.9% for the nine months ended September 30, 2025 and 2024, respectively. The higher effective tax rate for the nine months ended September 30, 2025 was primarily due to a shortfall in the tax benefit related to stock-based compensation, an increase in certain tax reserves and a decrease in the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by a decrease in global intangible low-taxed income.

For the nine months ended September 30, 2025, the effective income tax rate was higher than the federal statutory tax rate due to non-deductible stock-based compensation, an increase in certain tax reserves and a shortfall in the tax benefit related to stock-based compensation. These amounts were partially offset by foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA is not expected to have a material impact on the Company's consolidated financial statements for the annual period ending December 31, 2025. The Company is currently evaluating the potential impact on future periods.

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

The components used in the computation of basic and diluted net income per share for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$140,170	$57,907	$366,959	$365,013
Denominator:
Shares used for basic net income per share	143,577	151,435	145,795	151,776
Effect of dilutive securities:
Stock awards	1,234	1,511	1,246	2,120
Convertible senior notes	—	294	—	869
Warrants related to issuance of convertible senior notes	—	—	—	—
Shares used for diluted net income per share	144,811	153,240	147,041	154,765
Basic net income per share	$0.98	$0.38	$2.52	$2.40
Diluted net income per share	$0.97	$0.38	$2.50	$2.36

For the three and nine months ended September 30, 2025 and 2024, certain potential outstanding shares from service-based stock awards and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain market- and performance-based stock awards were excluded from the computation of diluted net income per share because the underlying market and performance conditions for such stock awards had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Service-based stock awards	2,396	974	4,176	2,802
Market- and performance-based stock awards	1,583	1,311	1,583	1,318
Warrants related to issuance of convertible senior notes	42,087	32,006	41,548	32,006
Total shares excluded from computation	46,066	34,291	47,307	36,126

13. Segment Information

The Company’s chief operating decision-maker ("CODM") is the chief executive officer and the executive management team. As of September 30, 2025, the Company is currently organized and operates as one operating and reportable segment. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief executive officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate entities. The CODM assesses performance and makes decisions on optimizing the allocation of resources across functions and strategic investments using consolidated net income. Segment assets represent total assets as reported on the interim condensed consolidated balance sheets.

Information regarding the Company's one operating segment for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30, 2025
	2025	2024	2025	2024
Revenue	$1,054,630	$1,004,679	$3,113,263	$2,971,229
Less:
Co-location fees	86,763	79,074	257,713	227,070
Bandwidth fees	46,693	55,653	140,163	178,084
Network build-out and supporting services	59,524	48,236	171,821	140,573
Payroll and related costs	389,943	377,487	1,161,888	1,130,451
Capitalized salaries and related costs	(86,014)	(75,897)	(246,968)	(229,821)
Facilities-related costs	21,680	22,368	64,823	64,864
Software and related services	21,497	18,863	63,018	54,386
Other segment items (1)	56,472	52,873	157,619	154,148
Depreciation and amortization	176,623	165,729	526,106	480,461
Stock-based compensation	115,423	102,607	340,177	294,333
Restructuring (benefit) charge	(15)	82,013	3,449	83,942
Acquisition-related costs	17	5,036	1,386	7,387
Interest and marketable securities income, net	(18,893)	(23,065)	(52,552)	(77,534)
Interest expense	7,915	6,735	22,866	20,382
Other expense (income), net	3,837	13,161	3,268	13,599
Provision for income taxes	32,995	15,899	131,527	63,891
Net income	$140,170	$57,907	$366,959	$365,013

(1) Other segment items includes marketing programs and related costs, third-party professional service fees, non-income related tax expense and other expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and notes to our unaudited interim condensed consolidated financial statements included herein contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “could,” “expects,” “anticipates,” “intends,” “plans,” “seeks,” “projects,” “estimates,” “should,” “would,” “forecasts,” “if,” “continues,” “goal,” “likely,” “may,” “will,” variations of such words or similar expressions are intended to identify a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make as a result of various factors, including, but not limited to: potential slowing revenue growth, global economic and geopolitical conditions, including changes in customer spending and inflation, international tensions, changes in governmental policies including trade-related policies, volatility in capital markets, our ability to acquire or develop new products or solutions, our ability to compete effectively, including our ability to continue to grow our cloud computing services and solutions, security risks stemming from ineffective information technology systems or cybersecurity breaches, risks of maintaining global operations, regulatory developments, including changes in regulatory policy or resources, intellectual property claims or disputes, investment related risks and maintaining an effective system of internal controls. See “Risk Factors” elsewhere in this quarterly report on Form 10-Q and in our other reports with the Securities and Exchange Commission for a discussion of certain risks associated with our business. We disclaim any obligation to update forward-looking statements as a result of new information, future events or otherwise, including the potential impact of any mergers, acquisitions, divestitures or other events that may be announced after the date hereof.

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

Overview

We develop and provide solutions for global enterprises to build, secure and accelerate their applications and digital experiences through our massively distributed global network, which underpins our security, delivery and cloud computing solutions, and is central to our financial success. The key factors that influence our financial success are our ability to build on recurring revenue commitments across our security, delivery and compute product portfolios, increase traffic on our network, continue to develop, scale and successfully bring to market our compute platform and compute-to-edge solutions that meet the needs of professional users and enterprises, including with respect to reliability, effectively manage the prices we charge for our solutions, continuously develop new and existing products and appropriately manage our capital spending and other operational expenses. The purpose of this discussion and analysis section is to provide material information relevant to an assessment of our financial condition and results of operations from management’s perspective, including to describe and explain key trends, events and other factors that impacted our reported results and that are likely to impact our future performance.

Revenue

We primarily derive revenue from the sale of services to customers pursuant to contracts having terms of one year or longer, which allows us to have a consistent and predictable base level of revenue. Services included in our contracts consist of security solutions, the delivery of content, applications and software over the internet, cloud computing solutions and professional services. In addition to a base level of revenue, we are also dependent on our ability to increase our product offerings and to cross-sell additional services to our new and existing customers, particularly for our security and cloud computing solutions portfolios. Our revenue is also impacted by customer renewals and the pricing for such renewals, the rate of adoption and timing of customer offerings, variability of one-time events, usage of cloud computing services and the amount of traffic we serve on our network. Geopolitical, economic and other developments that impact our customers' businesses can also impact our ability to attract new customers or continue to cross-sell additional services to existing customers and traffic levels for customers with variable usage. Over the longer term, our ability to continually develop and expand our product portfolio, to successfully bring those products to market and to effectively manage the prices we charge for our solutions are key factors impacting our revenue growth.

We have observed the following trends related to our revenue in recent years:

•Increased sales of our security solutions, led by application security solutions and Guardicore segmentation solutions, and increased sales of our cloud computing solutions, attributable to enhanced services on our compute platform and growth in our cloud infrastructure services, have made a significant contribution to revenue growth. Our security and cloud computing solutions continue to contribute to a large portion of revenue. We plan to continue to invest in these areas with a focus on higher growth security products and cloud infrastructure services to further advance our product portfolios and sales capabilities.

•Traffic growth on our network has improved, but remains moderated as compared to prior years. We, and the industry more broadly, are seeing growth at a slower pace than we have experienced in the past. In particular, customers in verticals such as media and gaming have optimized their traffic to manage through underlying business challenges at a time of global macroeconomic and geopolitical headwinds. Some of our customers' businesses have been impacted by these headwinds, and as a result, they may continue to reduce their spending or optimize their traffic, which would reduce traffic on our network and revenue. However, we are seeing incremental traffic from contracts acquired as part of our recent asset acquisitions. We expect these traffic growth trends to continue for the remainder of 2025.

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

•Network build-out and supporting service costs represent another significant portion of our cost of revenue. These costs include maintenance and supporting services, as well as partner program costs, incurred as we continue to build out our compute platform and maintain our global network, and costs of third-party cloud providers used for some of our operations. We have seen some of these costs increase in recent years as a result of our network expansion, and particularly the build out of our compute platform. While we have previously experienced increased costs from third-party cloud providers, we have been able to reduce those costs by migrating to our own compute solutions and working to optimize any remaining spend with these third-party cloud providers. We will need to continue to effectively manage our network build-out and supporting service costs and continue to migrate third-party cloud services to our compute platform in an effort to manage costs.

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

•Depreciation expense related to our network equipment also contributes to our overall expense levels. In recent years, we have invested in our network, particularly as part of building out our compute infrastructure, which increased our capital expenditures and resulting depreciation expense. We are also experiencing an increase in certain server component costs that support the continued build out of our compute platform. We plan to continue to make investments in capital expenditures and focus investments on our faster growing cloud computing solutions, including support for a new enterprise cloud computing customer and our new Akamai Inference Cloud ("AIC").

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

Results of Operations

The following sets forth, as a percentage of revenue, interim condensed consolidated statements of income data for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	41	41	41	41
Research and development	12	12	12	12
Sales and marketing	14	14	14	14
General and administrative	15	16	15	16
Amortization of acquired intangible assets	3	2	3	2
Restructuring (benefit) charge	—	8	—	3
Total costs and operating expenses (1)	84	93	85	87
Income from operations (1)	16	7	15	13
Interest and marketable securities income, net	2	2	2	3
Interest expense	(1)	(1)	(1)	(1)
Other expense, net	—	(1)	—	—
Income before provision for income taxes (1)	16	7	16	14
Provision for income taxes	(3)	(2)	(4)	(2)
Net income (1)	13%	6%	12%	12%

(1) Amounts may not foot due to rounding.

Revenue

Revenue by solution category during the periods presented was as follows (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	% Change	% Change at Constant Currency	2025	2024	% Change	% Change at Constant Currency
Security	$568,437	$518,670	10%	9%	$1,651,046	$1,508,059	9%	9%
Delivery	306,495	319,132	(4)	(4)	945,608	1,000,289	(5)	(5)
Cloud computing	179,698	166,877	8	7	516,609	462,881	12	12
Total revenue	$1,054,630	$1,004,679	5%	4%	$3,113,263	$2,971,229	5%	5%

During the three and nine months ended September 30, 2025, the increase in our revenue, as compared to the same periods in 2024, was primarily the result of continued growth in sales of our security and cloud computing solutions, partially offset by a decline in revenue from our delivery solutions due to downward pricing of contract renewals.

The increase in security solutions revenue for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was due to growth in sales of key products in our security solutions portfolio, including our API security, web application and Guardicore segmentation solutions.

The decrease in delivery solutions revenue for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was due to downward pricing of contract renewals which we believe is moderating compared to recent periods. Additionally, we believe macroeconomic headwinds are causing some customers to increase their focus on cost optimization, which reduced traffic on our network and delivery revenue. These decreases were partially offset by incremental revenue from contracts acquired as part of our recent asset acquisitions, such as Edgio, Inc.

The increase in cloud computing solutions revenue for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was due to growth in cloud infrastructure services, which includes our compute and storage solutions based on Linode, as well as our EdgeWorkers product and the partner solutions running on our cloud platform.

Revenue derived in the U.S. and internationally during the periods presented was as follows (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	% Change	% Change at Constant Currency	2025	2024	% Change	% Change at Constant Currency
U.S.	$529,978	$524,611	1%	1%	$1,586,324	$1,545,654	3%	3%
As a percentage of revenue	50%	52%			51%	52%
International	524,652	480,068	9	8	1,526,939	1,425,575	7	7
As a percentage of revenue	50%	48%			49%	48%
Total revenue	$1,054,630	$1,004,679	5%	4%	$3,113,263	$2,971,229	5%	5%

For the three and nine months ended September 30, 2025 and 2024, no single country outside the U.S. accounted for 10% or more of revenue during these periods. Changes in foreign currency exchange rates favorably impacted our revenue by $7.9 million and $2.0 million during the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Co-location fees	$86,763	$79,074	10%	$257,713	$227,070	13%
Bandwidth fees	46,693	55,653	(16)	140,163	178,084	(21)
Network build-out and supporting services	59,524	48,236	23	171,821	140,573	22
Payroll and related costs	84,855	84,417	1	254,223	251,054	1
Stock-based compensation, including amortization of prior capitalized amounts	31,368	26,811	17	92,237	74,196	24
Depreciation of network equipment	82,245	72,546	13	242,394	207,157	17
Amortization of internal-use software	38,084	42,069	(9)	116,461	128,303	(9)
Total cost of revenue	$429,532	$408,806	5%	$1,275,012	$1,206,437	6%
As a percentage of revenue	41%	41%		41%	41%

The increase in cost of revenue for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was primarily due to:

•co-location fees and depreciation of network equipment as a result of investment in our network, particularly as we build out our compute platform to support future growth and scalability;
•network build-out and supporting services, particularly due to our partner program costs related to our cloud computing solutions; and
•stock-based compensation due to the shift in some of our compensation programs from cash-based to stock-based for certain employees, including our employer 401(k) match program effective in 2025, and the increased expected achievement of our performance-based compensation plans.

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

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Payroll and related costs	$150,712	$140,658	7%	$448,257	$423,772	6%
Stock-based compensation	42,415	39,275	8	124,486	114,271	9
Capitalized salaries and related costs	(75,882)	(67,385)	13	(219,920)	(208,403)	6
Other expenses	7,475	7,799	(4)	21,284	20,991	1
Total research and development	$124,720	$120,347	4%	$374,107	$350,631	7%
As a percentage of revenue	12%	12%		12%	12%

The increase in research and development expenses during the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was primarily due to higher payroll and related costs and stock-based compensation as a result of headcount growth from our strategic initiatives, and the increased expected achievement of our performance-based compensation plans. Additionally, stock-based compensation increased due to a shift in our employer 401(k) match program from cash-based to stock-based, effective in 2025, which partially offset the increase in payroll and related costs.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three months ended September 30, 2025 and 2024, we capitalized $29.4 million and $25.7 million, respectively, of stock-based compensation. During the nine months ended September 30, 2025 and 2024, we capitalized $87.8 million and $76.0 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, ranging from two to ten years based on the software developed and its expected useful life.

During the remainder of 2025, we expect our research and development costs to increase as compared to 2024, in particular payroll and related costs, including stock-based compensation, in support of our faster growing security and cloud computing solutions.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Payroll and related costs	$96,529	$97,146	(1)%	$285,168	$290,518	(2)%
Stock-based compensation	22,413	21,076	6	67,116	58,863	14
Marketing programs and related costs	16,735	14,077	19	44,504	40,808	9
Other expenses	9,190	6,252	47	28,449	21,971	29
Total sales and marketing	$144,867	$138,551	5%	$425,237	$412,160	3%
As a percentage of revenue	14%	14%		14%	14%

The increase in sales and marketing expenses during the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was primarily due to:

•stock-based compensation as a result of the increased expected achievement of our performance-based compensation plans and a shift in our employer 401(k) match program from cash-based to stock-based, effective in 2025;
•marketing programs and related costs from the timing of events and increased campaigns; and

•other expenses as a result of professional service fees associated with our go-to-market transformation     initiative.

During the remainder of 2025, we do not expect significant increases in sales and marketing expenses as compared to 2024, however as part of our go-to-market transformation initiative we plan to reinvest in headcount and resources to support our faster growing security and cloud computing solutions.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Payroll and related costs	$57,739	$56,224	3%	$172,708	$169,737	2%
Stock-based compensation	30,857	25,690	20	90,595	76,151	19
Depreciation and amortization	16,880	16,559	2	49,853	49,622	—
Facilities-related costs	21,680	22,368	(3)	64,823	64,864	—
Provision for doubtful accounts	1,190	1,410	(16)	2,896	3,491	(17)
Acquisition-related costs	17	5,036	(100)	1,386	7,387	(81)
Software and related service costs	17,618	14,617	21	52,017	43,218	20
Other expenses	15,738	18,053	(13)	45,971	51,771	(11)
Total general and administrative	$161,719	$159,957	1%	$480,249	$466,241	3%
As a percentage of revenue	15%	16%		15%	16%

The increase in general and administrative expenses during the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was primarily due to higher stock-based compensation as a result of the increased expected achievement of our performance-based compensation plans, an increase in the number of participants in the equity compensation program, as well as a shift in our employer 401(k) match program from cash-based to stock-based effective in 2025, which increased stock-based compensation and partially offset the increase in payroll and related costs. Additionally, software and related service costs increased as we transition to and expand usage of cloud-based applications to support our operations. These increases were partially offset by acquisition-related costs from our acquisition of Noname Gate Ltd. ("Noname Security") in 2024 that did not recur in 2025.

During the remainder of 2025, we do not expect significant increases in general and administrative expenses as compared to 2024 as we plan to continue to carefully manage costs in an effort to support the operations of the business.

Amortization of Acquired Intangible Assets

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2025	2024	% Change	2025	2024	% Change
Amortization of acquired intangible assets	$27,783	$24,368	14%	$83,141	$66,467	25%
As a percentage of revenue	3%	2%		3%	2%

The increase in amortization of acquired intangible assets for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was the result of amortization of acquired intangible assets related to our acquisitions in 2024. Based on acquired intangible assets at September 30, 2025, we expect amortization of acquired intangible assets to be approximately $27.9 million for the remainder of 2025, and $104.0 million, $89.2 million, $81.8 million and $75.9 million for 2026, 2027, 2028 and 2029, respectively.

Restructuring Charge

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2025	2024	% Change	2025	2024	% Change
Restructuring (benefit) charge	$(15)	$82,013	(100)%	$3,449	$83,942	(96)%
As a percentage of revenue	—%	8%		—%	3%

The restructuring (benefit) charge for the three and nine months ended September 30, 2025 was primarily driven by management's commitment to redeploy headcount and resources to support our faster growing security and cloud computing solutions. The charges recognized during these periods include severance and related expenses for certain headcount reductions and impairments to capitalized internal-use software. We do not expect to incur material additional charges related to this action.

The restructuring charge for the three and nine months ended September 30, 2024 was driven by management's commitment to an action initiated during the third quarter of 2024 with the primary intent to redeploy resources to support our strategic investments and as a result of our completed acquisitions. The restructuring charge included severance and related expenses for certain headcount reductions, as well as impairments of acquired intangible assets and capitalized internal-use software. We do not expect to incur material additional charges related to these actions.

Non-Operating Income

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2025	2024	% Change	2025	2024	% Change
Interest and marketable securities income, net	$18,893	$23,065	(18)%	$52,552	$77,534	(32)%
As a percentage of revenue	2%	2%		2%	3%
Interest expense	$(7,915)	$(6,735)	18%	$(22,866)	$(20,382)	12%
As a percentage of revenue	(1)%	(1)%		(1)%	(1)%
Other expense, net	$(3,837)	$(13,161)	(71)%	$(3,268)	$(13,599)	(76)%
As a percentage of revenue	—%	(1)%		—%	—%

Interest and marketable securities income, net consists of interest earned on invested cash and marketable securities balances and income and losses on mutual funds that are associated with our employee non-qualified deferred compensation plan. The decrease for the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to investing in marketable securities at lower rates of return due to lower market interest rates in 2025 as compared to 2024 and lower average investment balances for the three months ended September 30, 2025, as compared to the same period in 2024. The decrease for the nine months ended September 30, 2025, as compared to the same period in 2024 was due to a reduction of cash and marketable securities balances and re-positioning our investments to cash equivalents, yielding lower interest, in 2025 in order to repay our $1,150.0 million convertible senior notes that became due in May 2025. This decrease was partially offset by interest earned as a result of purchases of new marketable securities during the quarter with the proceeds of our convertible senior notes due 2033.

Interest expense is related to our debt transactions, which are described in Note 6 to the interim condensed consolidated financial statements.

Other expense, net primarily represents net foreign exchange gains and losses due to foreign exchange rate fluctuations on the remeasurement of monetary assets and liabilities that are not denominated in the functional currency and gains and losses on cost method investments, as well as other non-operating expense and income items. Other expense, net may fluctuate in the future based on changes in foreign currency exchange rates or other events.

Provision for Income Taxes

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2025	2024	% Change	2025	2024	% Change
Provision for income taxes	$(32,995)	$(15,899)	108%	$(131,527)	$(63,891)	106%
As a percentage of revenue	(3)%	(2)%		(4)%	(2)%
Effective income tax rate	(19)%	(22)%		(26)%	(15)%

For the three months ended September 30, 2025, as compared to the same period in 2024, our provision for income taxes increased due to an increase in profitability and a shortfall in the tax benefit related to stock-based compensation. These amounts were partially offset by an increase in foreign income taxed at lower rates and a decrease in global intangible low-taxed income. For the nine months ended September 30, 2025, as compared to the same period in 2024, our provision for income taxes increased due to a shortfall in the tax benefit related to stock-based compensation, an increase in profitability and an increase in certain tax reserves.

For the three months ended September 30, 2025, our effective income tax rate was lower than the federal statutory tax rate due to foreign income taxed at lower rates, a change in the valuation allowance recorded against state credits and the benefit of U.S. federal, state and foreign research and development credits. These amounts were partially offset by non-deductible stock-based compensation and an increase in certain tax reserves. For the nine months ended September 30, 2025, our effective income tax rate was higher than the federal statutory tax rate due to non-deductible stock-based compensation, an increase in certain tax reserves and a shortfall in the tax benefit related to stock-based compensation. These amounts were partially offset by foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Income from operations	$166,024	$70,637	$472,068	$385,351
Amortization of acquired intangible assets	27,783	24,368	83,141	66,467
Stock-based compensation	115,423	102,607	340,177	294,333
Amortization of capitalized stock-based compensation and capitalized interest expense	12,753	11,089	37,400	31,646
Restructuring (benefit) charge	(15)	82,013	3,449	83,942
Acquisition-related costs	17	5,036	1,386	7,387
Non-GAAP income from operations	$321,985	$295,750	$937,621	$869,126

GAAP operating margin	16%	7%	15%	13%
Non-GAAP operating margin	31%	29%	30%	29%

The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$140,170	$57,907	$366,959	$365,013
Amortization of acquired intangible assets	27,783	24,368	83,141	66,467
Stock-based compensation	115,423	102,607	340,177	294,333
Amortization of capitalized stock-based compensation and capitalized interest expense	12,753	11,089	37,400	31,646
Restructuring (benefit) charge	(15)	82,013	3,449	83,942
Acquisition-related costs	17	5,036	1,386	7,387
Amortization of debt issuance costs	1,926	1,591	5,176	4,933
(Gain) loss on cost method investments, net	—	—	(9,313)	66
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(29,150)	(41,097)	(52,016)	(112,130)
Non-GAAP net income	$268,907	$243,514	$776,359	$741,657

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP net income per diluted share	$0.97	$0.38	$2.50	$2.36
Amortization of acquired intangible assets	0.19	0.16	0.57	0.43
Stock-based compensation	0.80	0.67	2.31	1.90
Amortization of capitalized stock-based compensation and capitalized interest expense	0.09	0.07	0.25	0.20
Restructuring (benefit) charge	—	0.54	0.02	0.54
Acquisition-related costs	—	0.03	0.01	0.05
Amortization of debt issuance costs	0.01	0.01	0.04	0.03
(Gain) loss on cost method investments, net	—	—	(0.06)	—
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.20)	(0.27)	(0.35)	(0.72)
Adjustment for shares (1)	—	—	—	0.03
Non-GAAP net income per diluted share (2)	$1.86	$1.59	$5.28	$4.82

Shares used in GAAP per diluted share calculations	144,811	153,240	147,041	154,765
Impact of benefit from note hedge transactions (1)	—	(294)	—	(869)
Shares used in non-GAAP per diluted share calculations (1)	144,811	152,946	147,041	153,896

(1) Shares used in non-GAAP per diluted share calculations have been adjusted for the three and nine months ended September 30, 2024, for the benefit of our note hedge transactions. During these periods, our average stock price was in excess of $95.10, which was the initial conversion price of our convertible senior notes that matured in May 2025. See further definition below.
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

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$140,170	$57,907	$366,959	$365,013
Interest and marketable securities income, net	(18,893)	(23,065)	(52,552)	(77,534)
Provision for income taxes	32,995	15,899	131,527	63,891
Depreciation and amortization	136,428	130,517	406,489	383,180
Amortization of capitalized stock-based compensation and capitalized interest expense	12,753	11,089	37,400	31,646
Amortization of acquired intangible assets	27,783	24,368	83,141	66,467
Stock-based compensation	115,423	102,607	340,177	294,333
Restructuring (benefit) charge	(15)	82,013	3,449	83,942
Acquisition-related costs	17	5,036	1,386	7,387
Interest expense	7,915	6,735	22,866	20,382
(Gain) loss on cost method investments, net	—	—	(9,313)	66
Other expense, net	3,837	13,161	12,581	13,533
Adjusted EBITDA	$458,413	$426,267	$1,344,110	$1,252,306

Net income margin	13%	6%	12%	12%
Adjusted EBITDA margin	43%	42%	43%	42%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of September 30, 2025, our cash, cash equivalents and marketable securities, which are detailed in Note 2 to the interim condensed consolidated financial statements, totaled $1.8 billion. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy is also designed to limit the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of September 30, 2025, we had cash and cash equivalents of $416.4 million held in accounts outside the U.S. The U.S. Tax Cuts and Jobs Act establishes a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact. As a result, our liquidity is not expected to be materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Nine Months Ended September 30,
(in thousands)	2025	2024
Net income	$366,959	$365,013
Non-cash reconciling items included in net income	891,833	826,422
Changes in operating assets and liabilities	(106,611)	(16,052)
Net cash provided by operating activities	$1,152,181	$1,175,383

The decrease in cash provided by operating activities for the nine months ended September 30, 2025, as compared to the same period in 2024, was due to timing of customer collections and severance payments occurring in 2025 related to our restructuring action in the third quarter of 2024, as well as higher income tax payments driven by intercompany sales of intellectual property.

Cash Used in Investing Activities

	For the Nine Months Ended September 30,
(in thousands)	2025	2024
Cash received (paid) for business acquisitions, net of cash acquired	$790	$(434,066)
Cash paid for asset acquisitions	(29,930)	(4,862)
Purchases of property and equipment and capitalization of internal-use software development costs	(614,805)	(522,408)
Net marketable securities activity	474,959	402,683
Other, net	(5,365)	4,160
Net cash used in investing activities	$(174,351)	$(554,493)

The decrease in cash used in investing activities during the nine months ended September 30, 2025, as compared to the same period in 2024, was due to:

•the acquisition of Noname Security in June 2024 that did not recur in 2025; and
•an increase in net marketable securities activity, primarily due to higher maturities and sales compared to purchases; which resulted from repayment and proceeds from our convertible senior notes activities.

These increases were partially offset by higher purchases of property and equipment related to network expansion, primarily for our compute locations.

Net Cash Used in Financing Activities

	For the Nine Months Ended September 30,
(in thousands)	2025	2024
Net convertible senior notes activity	$276,839	$—
Activity related to stock-based compensation	(61,084)	(109,407)
Repurchases of common stock	(799,963)	(419,097)
Other, net	(2,126)	(10,291)
Net cash used in financing activities	$(586,334)	$(538,795)

The increase in cash used in financing activities during the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to an increase in repurchases of common stock, partially offset by our net convertible senior notes activity. During the nine months ended September 30, 2025, we issued $1,725.0 million in par value of convertible senior notes and repaid $1,150.0 million in convertible senior notes which were due in May 2025.

In May 2024, our board of directors authorized a $2.0 billion share repurchase program, effective May 2024 through June 2027. During the nine months ended September 30, 2025, we repurchased 10.0 million shares of common stock at a weighted average price of $79.77 per share for an aggregate of $800.0 million. As of September 30, 2025, $1.2 billion remained available for future share repurchases under the authorization program. Our goals for the share repurchase program are to offset the dilution created by our employee equity compensation programs over time and provide the flexibility to return capital to stockholders as business and market conditions warrant, while still preserving our ability to pursue other strategic opportunities. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

Convertible Senior Notes

In May 2025, we issued $1,725.0 million in principal amount of convertible senior notes due 2033 and entered into related convertible note hedge and warrant transactions. We intend to use a portion of the net proceeds to repay at maturity our $1,150.0 million outstanding aggregate principal amount of convertible senior notes due in 2027. Additionally, we used a portion of the net proceeds to repay $250.0 million in borrowings made in April 2025 under our revolving credit agreement entered into in November 2022 ("2022 Credit Agreement") and for share repurchases.

As of September 30, 2025, we had $4,140.0 million of convertible senior notes outstanding that are senior unsecured obligations and bear interest payable semi-annually in arrears. These notes mature between September 2027 and May 2033. The terms of the notes and hedge and warrant transactions are discussed more fully in Note 6 to the interim condensed consolidated financial statements.

Revolving Credit Facilities

In January 2025, we entered into a $150.0 million uncommitted revolving credit agreement ("2025 Credit Agreement"). Any outstanding borrowings are secured by collateral, consisting primarily of available-for-sale marketable securities. The 2025 Credit Agreement does not expire but is cancellable at any time and any borrowings can be due on demand. Borrowings under the 2025 Credit Agreement will bear a specified interest rate, based on the Secured Overnight Financing Rate, and interest period at the time of the confirmed borrowing. There were no outstanding borrowings under the 2025 Credit Agreement as of September 30, 2025.

In November 2022, we entered into a $500.0 million 2022 Credit Agreement, which allows us to borrow at various interest rates and contains customary representations and warranties, affirmative and negative covenants and events of default. The 2022 Credit Agreement was amended in May 2025 to increase the aggregate revolving commitments from $500.0 million to $1.0 billion and to extend the expiration one year. As of September 30, 2025, we were in compliance with all covenants. There were no outstanding borrowings under the 2022 Credit Agreement as of September 30, 2025.

The terms of the revolving credit agreements are discussed more fully in Note 6 to the interim condensed consolidated financial statements.

Operating Leases

We have entered into operating leases for real estate assets related to office space and co-location assets related to space or racks at co-location facilities and related equipment for our servers and other networking equipment. As of September 30, 2025, there have been no significant changes in our obligations under these operating lease arrangements from those reported on Form 10-K for the year ended December 31, 2024, other than normal period-to-period variations, particularly as we execute on our expansion plans for our compute locations.

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

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, stockholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third-party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 13 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2024 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the nine months ended September 30, 2025 was determined to be immaterial.

As of September 30, 2025, we did not have any additional material off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    Our portfolio of cash equivalents and short- and long-term investments is maintained in a variety of securities that are detailed in Note 2 to the interim condensed consolidated financial statements. The majority of our investments are classified as available-for-sale securities and carried at fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes. If market interest rates were to increase by 100 basis points, reflected uniformly across the yield curve regardless of the duration to maturity, from September 30, 2025 levels, the fair value of our available-for-sale portfolio would decline by approximately $12.9 million.

As of September 30, 2025, we had $4,140.0 million in aggregate principal amount of convertible senior notes outstanding that are senior unsecured obligations with fixed annual interest rates. The terms of the notes are discussed more fully in Note 6 to the interim condensed consolidated financial statements. Due to the fixed annual interest rate, these notes do not give rise to financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the notes at face value less an unamortized discount on our interim condensed consolidated balance sheet, and we present the fair value for required disclosure purposes only.

Our exposure to risk for changes in interest rates relates primarily to any borrowings under our credit agreements, which have variable rates of interest. As of September 30, 2025, we had no outstanding borrowings under the 2025 Credit Agreement or the 2022 Credit Agreement.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than functional currencies result in gains and losses that are reflected in our interim condensed consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our interim condensed consolidated statements of income within other expense, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the nine months ended September 30, 2025. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of September 30, 2025 and December 31, 2024, no customer had an accounts receivable balance of 10% or more of our accounts receivable. We believe that at September 30, 2025, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Revenue we generate from our delivery solutions is impacted by pricing pressure due to competition and fluctuations in content traffic as a result of, among other factors, changes in the popularity of our customers' content including video delivery and gaming, and economic pressures on our customers that can cause them to take steps to optimize their platforms, including through "do-it-yourself" ("DIY") initiatives or redistributing their traffic among multiple providers. Such steps by our customers have in the past and may in the future reduce traffic on our network, negatively impacting revenue. Although the rate of decline has diminished in recent periods, we have continued to experience revenue declines in our delivery solutions, and ongoing competition, pricing pressure, and potential further shifts toward DIY or alternative sourcing strategies may continue to impact our delivery revenue in the future.

Our security solutions currently generate the largest portion of our revenue. Our ability to generate revenue in our security business depends on our ability to increase our industry recognition as a provider of security solutions, navigate a highly competitive market, develop or acquire new solutions in a rapidly-changing environment where security threats are constantly evolving and ensure that our solutions operate effectively and are competitive with products offered by others, particularly as larger providers increasingly offer broader platforms of security services. Further, security revenue for some products is impacted by traffic levels on our network and has, and may continue to be, negatively impacted by reduced traffic on our network.

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

We operate globally and as a result, our business, revenues and profitability are impacted by global macroeconomic and geopolitical conditions. The success of our activities is affected by general economic, political and market conditions, including, among others, inflation, foreign exchange rates, interest rates, tax rates, economic uncertainty, political instability, warfare, changes in laws, trade barriers including announced or expected tariffs, changes in export controls, the actual or perceived failure or financial difficulties of financial institutions, reduced consumer confidence, and spending and economic and trade sanctions. Global economic and geopolitical conditions can impact our customers, potentially making non-U.S. companies reluctant to enter into contracts with U.S. providers. Such conditions can also cause customers to take cost-savings measures that can include optimization and DIY initiatives, and such measures have in the past and may in the future negatively impact our revenues by reducing traffic on our network. The U.S. capital markets have recently experienced and may continue to experience extreme volatility and disruption. Furthermore, inflation rates in the U.S. have been elevated compared to historical rates and have fluctuated. In addition, the Trump administration has imposed or indicated an intention to impose tariffs or export controls on certain countries that could further adversely impact trade relations, result in higher costs and decreased purchasing power of our customers, put increased pressure on supply chains and create general market instability. Such economic volatility has in the past and could in the future adversely affect our business, financial condition, results of operations and cash flows and future market disruptions could negatively impact us. For example, these unfavorable economic conditions could slow our revenue growth or increase our operating costs, which could negatively impact our profitability. Geopolitical destabilization, the escalation of international tensions and warfare have impacted and could continue to impact global currency exchange rates, resources from our suppliers, our ability to compete effectively and our ability to operate or grow our business.

Additionally, we have offices and employees located in regions that historically have and may again experience periods of political instability, warfare, changes in laws, trade barriers, and economic and trade sanctions. Adverse conditions in these countries or actions by those countries to adopt policies that are not favorable to other countries in which we operate have in the past and may in the future affect our operations, including disruptions to our workforce, supply chains, networks, financial systems and other critical infrastructure, which could adversely affect our business, results of operations, financial condition and cash flows. For example, approximately six percent of our global employees are located in Israel, and have in the past been impacted by the Israel-Hamas war or other hostilities in and around or involving Israel. Any escalations or conflicts impacting Israel, including periodic escalations, could cause harm to our employees or otherwise impair their ability to work for extended periods of time.

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

Innovation is important to our future success. In particular, as security and cloud computing solutions have become, and are expected to continue to be, an important part of our business, we must be particularly adept at developing new security solutions that meet the constantly-changing threat landscape and cloud computing, compute-to-edge and artificial intelligence ("AI") inference solutions that meet the needs of professional users and enterprises looking to increase the utility of the internet for their business.

The process of developing new solutions and product enhancements is complex, lengthy and uncertain and has become increasingly complex due to the sophistication of our customers’ needs. The development timetable is uncertain and we may commit significant resources to developing solutions for which a viable market may not ultimately develop. For example, we are investing significant resources in our cloud computing solutions and platform, working on expanding the capacity of these facilities, adding additional sites and developing increased cloud computing features and functionality. Success in these efforts is not guaranteed and will largely depend on our ability to create products that are competitive in the enterprise market, source additional co-location facilities, manage an uncertain supply chain for server related hardware and adapt our offerings to new or emerging technologies and changes in customer requirements, including those related to artificial intelligence workloads. In addition, we have experienced, and may in the future experience, delays in developing and releasing new products and product enhancements. This could cause our expenses to grow more rapidly than our revenue.

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

Smaller and more nimble competitors have in the past and may in the future be able to: attract customers by offering less sophisticated versions of products and services than we provide at lower prices than those we charge; develop new business models that are disruptive to us; and respond more quickly than we can to new or emerging technologies, changes in customer requirements and market and industry developments, resulting in superior offerings.

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

Our solutions are highly complex and are designed to be deployed in and across numerous large and complex networks that we do not control. From time to time, we have needed to correct errors and defects in the proprietary and open-source software that underlies our platform that have given rise to service incidents, outages and disruptions or otherwise impacted our operations. We have in the past and could in the future face the loss of customers from these incidents as they seek alternative or supplemental providers. We have also periodically experienced customer dissatisfaction with the quality of some of our delivery, security, cloud computing and other services, which has led to a loss of business and could lead to a loss of customers in the future. Furthermore, most of our customer agreements contain service level commitments. If we fail to meet these contractual commitments, we have in the past and may in the future be obligated to provide credits for future service, or face contract termination with refunds of prepaid amounts, which could harm our business.

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

We regularly face attempts to gain unauthorized access or deliver malicious software to Akamai's platforms, products and services and our internal IT systems, with the goal of stealing proprietary information related to our business, products, employees and customers; disrupting our systems and services or those of our customers or others; or demanding ransom to return control of such systems and services. These attempts take a variety of forms, including Distributed Denial of Service ("DDoS") attacks, infrastructure attacks, botnets, malicious file uploads, application abuse, credential abuse, social engineering, ransomware, bugs, viruses, worms and malicious software programs. Additionally, the use of artificial intelligence by bad actors has heightened the sophistication and effectiveness of these types of attacks, and may be used to create attacks that current processes and technologies are unable to adequately address. There have in the past and could in the future be attempts to infiltrate our systems through our supply chain and contractors. Malicious actors are known to attempt to fraudulently induce employees and suppliers to disclose sensitive information through illegal electronic spamming, phishing or other tactics. Other parties may attempt to gain unauthorized physical access to our facilities in order to infiltrate our internal-use information systems. Furthermore, nation state and hacktivist attacks against us or our customers have in the past and may in the future intensify during periods of heightened geopolitical tensions or armed conflict, such as the ongoing war in Ukraine, the Israel-Hamas war and the escalation of military conflict between Israel and Iran, as well as broader military confrontations involving the United States. We may not be able to anticipate the techniques used in such attacks, as they change frequently and may not be recognized until launched. The rapidly changing technological and geopolitical landscape may also create new, unexpected, or unknown risks for which we may not immediately be prepared, requiring increased risk mitigation expenditures. While we have, from time to time, experienced threats to and breaches of our and our third-party vendors' data and systems, to date, to our knowledge, cyber threats and other attacks have not resulted in any material adverse effect to our business or operations, but such threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them.

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

For example, with the acquisition of Linode Limited Liability Company ("Linode"), we continue to adapt procedures for mitigating risks that have in the past or may in the future materialize, including any harms that may arise from abuse of our cloud computing products. If we fail to mitigate these harms or if there is a significant cybersecurity event using our cloud computing products or our cloud computing products are perceived to be less reliable than our competitors, it could result in loss of customers and reputational damage.

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

A significant portion of our hiring, new customers and revenue growth in recent years has been attributable to our business outside the U.S. Our operations in international countries subject us to risks that may increase our costs, impact our financial results, disrupt our operations or make our operations less efficient and require significant management attention. These risks include: foreign exchange rate risks; uncertainty regarding liability for content or services, including uncertainty as a result of local laws and lack of legal precedent; loss of revenues if the U.S. or international governments impose limitations on doing business with significant current or potential customers; difficulty in staffing, training, developing and managing international operations as a result of distance, language, cultural differences, differences in employee/employer relationships or regulations; theft of intellectual property in high-risk countries where we operate; difficulties in enforcing contracts, collecting accounts and longer payment cycles in certain countries; difficulties in transferring funds from, or converting currencies in, certain countries; managing the costs and processes necessary to comply with export control, sanctions, anti-bribery, data protection, cybersecurity and competition laws and regulations or other regulatory or contractual limitations on our ability to sell or develop our products and services in certain international markets; changes in regulatory rules or policies or changes in government enforcement priorities and resources; macroeconomic developments and changes in the labor markets in which we operate; geopolitical developments, including increasing international tensions or any that impact our or our customers’ ability to operate in or deliver content to a country; other circumstances outside of our control such as trade disputes, including the imposition of tariffs by the United States on imports from certain countries and any resulting counter-tariffs or macroeconomic impacts, political unrest, warfare, military or armed conflict, such as the Russian invasion of Ukraine, the Israel-Hamas war, and periodic escalations involving Israel and Iran or Hezbollah, as well as broader military confrontations involving the United States, terrorist attacks, public health emergencies, energy crises and natural disasters that could disrupt our ability to provide services or limit customer purchases of them. For example, approximately six percent of our global employees are located in Israel. Some of them have been and may continue to be impacted by hostilities in the region. A number of our employees in Israel have been and may in the future be required to report for military duty which could impact our ability to operate and successfully complete ongoing initiatives particularly with respect to our security offerings and our efforts to move our internal applications from third-party clouds to our compute platform. Furthermore, a widening of the conflict in the Middle East or further escalation could lead to broader geopolitical destabilization and macro-economic impacts.

In addition, we are subject to laws and regulations worldwide that differ among jurisdictions and may change, affecting our operations in areas such as intellectual property ownership and infringement; tax; anti-bribery; internet and technology regulations; so-called "fair share" or internet content taxes; foreign exchange controls and cash repatriation; data privacy; cyber security; competition; consumer protection; corporate sustainability; and employment and immigration. Compliance with such requirements can be onerous and expensive and may otherwise impact our business operations negatively. Although we have policies, controls and procedures designed to help ensure compliance with applicable laws, there can be no assurance that our employees, contractors, suppliers, customers or agents will not violate such laws or our policies. Violations of these laws and regulations can result in fines; additional costs related to governmental investigations; criminal sanctions against us, our officers or our employees; prohibitions on the conduct of our business; and damage to our reputation.

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

Akamai's platforms, products and services rely on hardware equipment, including hundreds of thousands of servers deployed around the world. Disruptions in our supply chain have occurred in the past and could prevent us from purchasing needed equipment at attractive prices or at all. For example, we are experiencing continued volatility in certain server component costs, including as a result of recently imposed tariffs, that support the continued build out of our compute platform. In addition, from time to time, it has been, and may continue to be, more difficult to purchase equipment that is manufactured in areas that face disruptions to operations due to unrest, trade sanctions or other political activity, public health issues, safety issues, natural disasters or general economic conditions. For example, tariffs imposed by the United States on other countries and any resulting counter-tariffs have in the past and will in the future likely lead to increasing costs and supply chain disruptions. Failure to have adequate equipment, including server and other networking equipment, could harm the quality of our services, which could lead to the loss of customers and revenue.

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

Over the past several years, we have implemented internal restructurings and reorganizations designed to reduce the size and cost of our operations, improve operational efficiencies and reprioritize investments, enhance our ability to pursue market opportunities and accelerate our technology development initiatives. During the first quarter of 2023 and the third quarter of 2024, management committed to actions to restructure certain parts of the Company, including reducing headcount, to enable it to prioritize investments in the fastest growing areas of the business and redeploy resources to support the Company's strategic investments. We may take similar steps in the future as we seek to realize operating synergies, optimize our operations to achieve our target operating model and profitability objectives, respond to market forces or better reflect changes in the strategic direction of our business. In addition, in 2025 management has introduced changes to the sales organization and sales compensation structure to work to optimize sales performance and to better align sales incentives to the fastest growing areas of the business. Disruptions in operations may occur as a result of taking these actions. Taking these actions may also result in significant expense, including with respect to workforce reductions, decreased productivity due to employee distraction and unanticipated employee turnover. Substantial expense or business disruptions resulting from restructuring and reorganization activities could adversely affect our operating results.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA is not expected to have a material impact on our consolidated financial statements for the annual period ending December 31, 2025. The Company is currently evaluating the potential impact on future periods.

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

Artificial intelligence presents new risks, opportunities and challenges that may affect our business. In addition to ongoing investments to integrate AI and machine learning technology into our existing products and solutions and to use AI to enhance our business operations, we recently launched Akamai Inference Cloud ("AIC"), a platform enabling AI inferencing at the edge of the internet, as a direct offering in the AI market. This introduces additional risks, as we now compete with established and emerging companies providing AI infrastructure and inference solutions. Given the nature of AI technology, we face significant competition from other companies and an evolving regulatory landscape. Our AI-focused initiatives, including AIC, may not be successful, and our competitors may incorporate AI into their products or market their AI solutions more successfully than us, which could impair our ability to compete effectively and adversely affect our financial results. The rapid evolution of AI combined with the uncertain and often inconsistent regulatory landscape may require significant additional resources and costs and could in some cases limit our ability to implement AI capabilities in our solutions or to use AI to support business operations. Further, data used to train AI-based systems may lead to harm to our reputation or financial results. Use of AI that has been trained on open-source code repositories for code development, for instance, may increase intellectual property risks, as well as risks related to ingestion of malicious code. Despite our implementation of programs designed to support responsible and safe AI use and development, we may not successfully address all issues that may arise. For example, privacy concerns, user consent, supply chain security, transparency and the accuracy, completeness and suitability of data sets are all potential issues that could adversely affect our business, reputation, or financial results.

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

Regulations have also been enacted or proposed in a number of countries that limit the delivery of certain types of content into those countries. Enactment and expansion of such laws and regulations would negatively impact our revenues. For example, restrictions were adopted in India in 2020 prohibiting access to identified Chinese-owned applications which caused a reduction in revenue to us. In addition, in April 2024, the U.S. government passed legislation that prohibited the provision of certain types of services to a Chinese application if the application was not sold to a neutral third party by January 19, 2025. However, President Trump subsequently signed a series of Executive Orders that delayed enforcement of the legislation. Most recently, on September 25, 2025, President Trump issued an Executive Order stating that a proposed divestiture of the Chinese-owned application's U.S. operations to a new joint-venture company complies with the legislation's sale requirements. This Executive Order also extends the enforcement delay until January 23, 2026 to permit the contemplated divestiture to be completed. In addition, the Attorney General has determined that our provision of services to this customer has not violated the law and that we can continue providing services as contemplated by these Executive Orders without violating the law and without incurring any legal liability.

In prior years, this customer has taken steps to lower costs and reduce reliance on U.S. providers by optimizing its platform, including using a DIY component. This has negatively impacted revenue growth rates in prior periods, and we expect revenue from this customer to decline over the next few years, even if this customer is able to continue to operate in the United States. It is difficult to predict whether the proposed divestiture will be completed, whether the passed legislation will ultimately be enforced if the proposed divestiture is not completed and whether any future judicial challenges brought against the Executive Orders will be successful, and there is no assurance that we will not be exposed to liability and we may be exposed to significant fines, litigation, indemnification claims, negative publicity, reputational harm, diversion of management attention, interruptions in our operations, financial loss and other similar harms by continuing to provide services to the Chinese application.

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

The market price of our common stock has historically been volatile. Trading prices for our common stock may continue to fluctuate in response to a number of events and factors, including the following: quarterly variations in operating results; changes in guidance or failure to meet guidance; announcements by our customers related to their businesses that could be viewed as impacting their usage of our solutions; market speculation about whether we are a takeover target or considering a strategic transaction; announcements by us regarding acquisitions; announcements by competitors; activism by any single large stockholder or combination of stockholders or rumors about such activity; changes in financial estimates and recommendations by securities analysts; failure to meet the expectations of securities analysts; purchases or sales of our stock by our officers and directors; general economic conditions and other macroeconomic factors, such as inflationary pressures, foreign currency exchange rate fluctuations, energy prices, reduced consumer spending, elevated interest rates, the announcement or imposition of tariffs, recessionary economic cycles, protracted economic slowdowns and overall market volatility; repurchases of shares of our common stock; the issuance of additional shares or securities convertible into, or exchangeable or exercisable for, shares of our common stock, including under our equity compensation plans; entry into, or termination of, relationships with material customers and partners; and performance by other companies in our industry.

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

As of the date of this report, we had total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2027, total principal amount of $1,265.0 million of convertible senior notes outstanding due in 2029 and total principal amount of $1,725.0 million of convertible senior notes outstanding due in 2033. In November 2022 we entered into a credit agreement that provides for an initial $500.0 million revolving credit facility and was amended in May 2025 to increase the aggregate revolving commitments from $500.0 million to $1.0 billion and to extend the expiration one year. We also entered into a credit agreement in January 2025 providing for a $150.0 million revolving credit facility. As of September 30, 2025, there were no outstanding borrowings under either credit facility. Our ability to repay any amounts we borrow under our credit facilities, refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the applicable indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through future borrowing under the credit facilities or the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. If we do not have sufficient cash upon conversion of the notes or to repurchase the notes following a fundamental change, we would be in default under the terms of the notes, which could seriously harm our business. Although the terms of our credit facilities include certain covenants that potentially limit our future indebtedness, the terms of the notes do not. If we incur significantly more debt, this could intensify the risks described above. In addition, if we are unable to obtain financing to fund additional capital expenditures, acquisitions, and general corporate and other purposes on reasonable terms, or at all, then our business, operations and financial condition may be harmed.

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

None.
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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased or Sold
Adam Karon (Chief Operating Officer and General Manager of the Cloud Technology Group)	Adoption (August 22, 2025)	Rule 10b5-1 trading arrangement	Sales	Until May 5, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 75,703 shares of common stock(1)
Mani Sundaram (Executive Vice President and General Manager of the Security Technology Group)	Adoption (August 25, 2025)	Rule 10b5-1 trading arrangement	Sales	Until June 1, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 23,988 shares of common stock
Edward McGowan (Chief Financial Officer)	Adoption (September 4, 2025)	Rule 10b5-1 trading arrangement	Sales	Until June 1, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 42,588 shares of common stock(2)

(1) Includes 7,341 performance-based awards to be granted to Mr. Karon as his annual incentive bonus award, which are assumed to vest at 100% of the target cash award amount and converted into a number of shares of common stock based on an assumed stock price of $77.64, which was the closing price of the Company's common stock on August 22, 2025, the date the Rule 105b-1 trading arrangement was adopted. The actual number of performance-based awards granted may vary between 0% - 220% of the target cash award amount, subject to the achievement of certain performance conditions, and based on the stock price applicable upon grant. In addition, the Rule 10b5-1 trading arrangement provides for the sale of a percentage of shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by the Company to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. Karon's Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of future vesting events. For purposes of this disclosure, we have reported the maximum aggregate number of shares to be sold based on the foregoing assumptions without subtracting any shares to be withheld upon future vesting events.

(2) The Rule 10b5-1 trading arrangement provides for the sale of a percentage of shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by the Company to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. McGowan's Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of future vesting events. For purposes of this disclosure, we have reported the maximum aggregate number of shares to be sold without subtracting any shares to be withheld upon future vesting events.

Item 6. Exhibits

Exhibit 3.1	Amended and Restated By-Laws of Akamai Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 12, 2025)

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.INS)

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

November 7, 2025	By:	/s/ Edward McGowan
Edward McGowan
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)