Form 10-K
period 2025-12-31
AKAMAI TECHNOLOGIES INC
filed 2026-02-20
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $11,183.9 million based on the last reported sale price of the Common Stock on the Nasdaq Global Select Market on June 30, 2025. For the purposes of this disclosure only, the registrant has assumed that its directors and executive officers (as defined in Rule 3b-7 under the Exchange Act) are the affiliates of the registrant.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of February 16, 2026: 144,888,114 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K.

Auditor name:	PricewaterhouseCoopers LLP	Auditor location:	Boston, Massachusetts	PCAOB ID:	238

AKAMAI TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Akamai Technologies, Inc., which we refer to as “we,” “us,” or the “Company.” All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “could,” “expects,” “anticipates,” “intends,” “plans,” “seeks,” “projects,” “estimates,” “should,” “would,” “forecasts,” “if,” “continues,” “goal,” “likely,” “may,” “will,” variations of such words or similar expressions are intended to identify a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make as a result of various factors, including, but not limited to: potential slowing revenue growth, global economic and geopolitical conditions, including changes in customer spending and inflation, our ability to acquire or develop new solutions, our ability to compete effectively, including our ability to continue to grow our artificial intelligence "AI" infrastructure, compute services and solutions, security risks stemming from ineffective information technology systems or cybersecurity breaches, risks of maintaining global operations, regulatory developments, intellectual property claims or disputes, investment related risks and maintaining an effective system of internal controls. See “Risk Factors” elsewhere in this annual report on Form 10-K and in our other reports filed with the Securities and Exchange Commission for a discussion of certain risks associated with our business. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise, including the potential impact of any mergers, acquisitions, divestitures or other events that may be announced after the date hereof.

PART I

Item 1. Business

Overview

Akamai's mission is to power and protect life online.

Since 1998, Akamai has developed and provided solutions for global enterprises to build, secure and accelerate their applications and digital experiences. As of December 31, 2025, our massively distributed global infrastructure was comprised of core and distributed compute sites, more than 4,300 edge points-of-presence in over 130 countries and approximately 700 cities, and our underlying global network integrated with roughly 1,200 network partners. With this scale and distribution, Akamai has visibility and insight into traffic volumes, congestion, attack patterns, vulnerabilities and other activities across the internet's complex intersections of networks and systems. Leveraging these insights, Akamai offers solutions designed to protect our customers from threats and attacks, along with full-stack compute solutions to build and deliver high-performance, low-latency applications across our uniquely distributed architecture and edge network.

Today, billions of people go online to work, learn, shop, bank, communicate and more. We firmly believe that the internet’s role in transforming the way we exchange ideas and information and conduct business is more vital than ever, especially as those interactions are increasingly driven by AI. Our strategy is to help continue to power and protect business online by offering security, compute, delivery and AI infrastructure services with the industry-leading reliability, scale and expertise our customers need to grow their business with confidence.

Our Solutions

We provide solutions in three core offerings: security, cloud computing and delivery. We also provide services and support for our customers as they utilize our solutions. As AI is a major focus of corporate initiatives for enterprises across the globe, we are committed to helping our customers seize on its power and potential. We provide cloud computing infrastructure that they can use to build low-latency, AI-powered applications; cybersecurity solutions, powered by adaptive AI and automation, designed to defend against prompt injections, data exfiltration and toxic outputs; generative AI to improve the speed and efficiency of identifying and investigating malicious or suspicious activity; and throughput on our global intelligent network to enable the large volumes of data required to power AI-powered applications and facilitate effective real-time protections.

Security

Our security solutions, threat intelligence and global operations team work to provide defense in depth to safeguard enterprise data and applications across hybrid cloud environments. Akamai operates two security platforms – Application

Protection and Zero Trust Network Security – designed to address the expanding and evolving threat landscape facing modern enterprises. Our portfolio encompasses mature, market-leading security products including web application firewall ("WAF"), bot management, distributed denial-of-service ("DDoS") protection and domain name system ("DNS") security, complemented by fast-growing solutions in application programming interface ("API") security and network segmentation. As chief information security officers and security teams navigate increasingly complex hybrid cloud environments, the proliferation of generative AI interfaces, AI-powered automation, and emerging AI agent ecosystems, Akamai's platforms aim to deliver real-time protection across applications, APIs, networks and private access infrastructure. Our solutions are designed to serve businesses across every vertical, providing security controls to support both cloud-native application development and the rapidly expanding surface area introduced by AI-driven technologies.

Customers trust Akamai to help keep infrastructure, websites, applications, APIs, networks and users safe from a multitude of cyberattacks and online threats while improving performance. With insight and automation derived from the world’s most distributed global network, our solutions blend robust automation with customizable protections and managed security services to enable businesses to effectively manage risk and maximize protections. Akamai’s web application and API protection solutions protect web, API and mobile app traffic from attacks that take advantage of security flaws, protection from malicious automated attacks, credential abuse and account takeover, client-side protections that protect end customers from malicious or vulnerable first- and third-party client-side scripts that can lead to audience hijacking and DDoS mitigation. As adversaries relentlessly refine their evasion techniques, it requires continuous innovation in threat detection and specialized defenses to stay ahead of advanced bot and abuse attacks. Our bot and abuse portfolio provides tailored, specialized solutions to help customers protect against these threats. Akamai offers full account lifecycle protections including the ability to defend against account takeover and opening abuse, adversarial bot protection, protection against credential stuffing, inventory scalping and hoarding. Akamai also helps businesses protect their intellectual property, reputation and revenue potential with solutions designed to stop persistent scrapers from stealing content that can be used for malicious purposes like competitive intelligence/espionage, inventory manipulation, site performance degradation and counterfeiting.

In 2025, Akamai launched Firewall for AI, a new solution that is designed to provide protection for AI applications against unauthorized queries, adversarial inputs and large-scale data-scraping attempts. Organizations are quickly deploying large language models ("LLMs"), AI agents and generative AI interfaces and tools, which introduces new security vulnerabilities, such as adversarial attacks, model extraction, prompt and API abuse and large-scale data scraping. Existing WAFs are not designed to mitigate these threats. Akamai Firewall for AI addresses this gap. The purpose-built security solution is designed to protect AI-powered applications, LLMs and AI-driven APIs from emerging cyberthreats by helping to secure inbound AI queries and outbound AI responses.

In May 2023, Akamai acquired Neosec, Inc. ("Neosec"), which enabled us to offer a solution we refer to as API Security that works to discover and audit APIs and monitor API activity. API Security complements our application and API security portfolio by extending our visibility into the growing API threat landscape to detect and respond to threats and abuse detection and operates using a response platform based on data and behavioral analytics. In June 2024, Akamai acquired Noname Security Ltd. ("Noname Security"), one of the top API security vendors in the market. This enhanced Akamai’s API Security solution and accelerated our ability to meet growing customer demand and market requirements as the use of APIs continues to expand. As a result of the acquisition, Akamai now offers a complete API security suite enabling customers to better discover “shadow” APIs and detect vulnerabilities and attacks. Akamai’s enhanced offering offers greater deployment choices for customers and access to a portfolio of technology integrations that we believe is unrivaled in the market.

We also offer microservice and application component protection that analyzes and protects application traffic that moves between application components like containers, APIs and workloads. This is part of a growing set of solutions designed to help businesses implement a Zero Trust security architecture. The Akamai Guardicore Platform simplifies enterprise security with broad visibility and granular controls through one console. The Akamai Guardicore Platform simply and efficiently enables Zero Trust through a fully integrated combination of microsegmentation, Zero Trust Network Access, multi-factor authentication, DNS firewall and threat hunting. Akamai’s microsegmentation solution helps our customers prevent malicious lateral movement in their network through precise segmentation policies, visuals of activity within their IT environment and network security alerts. The platform leverages AI to simplify user experience, vulnerability assessments, compliance and incident response, helping to protect businesses from the threat of ransomware. AI network labeling examines how assets are behaving and suggests labels to help security teams apply appropriate controls, and generative AI allows security professionals to ask natural language questions of their network, instead of manually poring through logs, to drastically expedite a variety of use cases like compliance scoping and incident response.

Cloud Computing

Akamai provides a continuum of cloud computing services for developers to build and deliver distributed, low-latency applications. We empower businesses to build and deploy massively scalable applications, distribute them to reduce latency and reach underserved locations and work to optimize and secure experiences and data from the core to the digital touchpoint. Akamai cloud computing is comprised of Cloud Infrastructure Services as well as other cloud applications. Cloud Infrastructure Services, which represent the majority of Akamai’s strategic investment and differentiation, consist of compute, storage, cloud-native and networking solutions, along with the Akamai EdgeWorkers serverless products and partner solutions running on our cloud platform. Other cloud applications include API Acceleration, cloudlets (which are value-added apps that add discrete functionality to solve specific business or operational challenges), cloud and global traffic management and our legacy NetStorage solution. The cloud computing services running on Akamai's compute platform enable companies to distribute workloads and applications across our core to edge infrastructure to help solve the cost, performance and scale challenges that centralized cloud computing platforms present today.

In November 2024, we launched the Akamai App Platform, a ready-to-run solution that makes it easy to deploy, manage and scale highly distributed applications. The Akamai App Platform is built on top of the cloud native Kubernetes technology Otomi, which Akamai acquired from Red Kubes Holding B.V. and its subsidiary. The application platform provides ready-to-run templates that address common challenges in deploying, managing and scaling Kubernetes clusters at scale. Instead of relying on multiple departments and spending months sourcing, connecting and configuring the software needed to operate Kubernetes fleets, Akamai’s solution automates the provisioning process, allowing developers to build and deploy highly distributed applications in a few clicks. This can cut deployment time from months to less than an hour and provides near-instant scaling as production workloads grow.

In 2025, we continued to expand Akamai's compute platform to include additional data centers to provide access to powerful dedicated compute, storage and networking services in major metros that lack cloud computing options and availability, enabling organizations to place compute-intensive workloads as close as possible to end users. We also introduced new NVIDIA Corporation ("NVIDIA") graphics processing units ("GPUs") that are well-suited for video transcoding and live video streaming, virtual reality and augmented reality content, gaming and graphics rendering, training and inference with neural networks, data analysis and scientific computing and high-performance computing applications, such as modeling and simulation, that require fast and efficient processing of large amounts of data.

In November 2025, Akamai acquired serverless WebAssembly company Fermyon Technologies, Inc. ("Fermyon"). As AI inference shifts to the edge, combining Fermyon’s cloud-native WebAssembly function-as-a-service with Akamai’s globally distributed platform enables enterprises to build edge-native applications that offer improved performance and lower costs compared to traditional cloud-native apps. By acquiring Fermyon, Akamai plans to deepen the integration between the edge functions platform and its performance and security products. The resulting cloud computing platform aims to make it even faster and easier for developers to build, deploy and secure applications at the edge that outperform cloud-native applications, for less money, the same way they can in core data centers today.

Also in 2025, Akamai launched Akamai Inference Cloud ("AIC"), a platform that expands AI inference from core data centers to the edge of the internet. AIC is designed to provide low-latency, real-time edge AI processing on a global scale, redefining where and how AI is used by bringing intelligent, agentic AI inference close to users and devices. Agentic workloads increasingly require low-latency inference, localizable context, and the ability to rapidly scale across regions. AIC addresses this need by leveraging Akamai’s expertise in globally distributed infrastructure and other architectures, such as those provided by NVIDIA, to place AI inferencing capacity and performance closer to where data is created and decisions need to be made.

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

Human Capital

Our employees – our human capital – are our most valuable resources as they are fundamental to our innovation, the operation and ongoing enhancement of Akamai's solutions and global network, the fostering and maintenance of relationships with our customers and the management of our operations. The importance of our workforce to our success is underscored by the inclusion of corporate mission critical goals centered on our employees. In 2025, we continued to focus on fostering a community that enables employees to be productive, and continuing to deliver a positive experience for both employees and customers by living our values each day. Different aspects of our human capital management are overseen by our board of directors as well as its Talent, Leadership and Compensation Committee and Environmental, Social and Governance Committee.

As of December 31, 2025, we had over 11,000 employees located in more than 30 countries (with approximately 65% of those employees located outside of the U.S.) and representing over 100 nationalities, all of which we believe helps bring a global perspective to our operations. Our employees are grouped across the following roles, with the approximate percentage of the overall population noted: engineering and research and development (37%), services and support (26%), sales and marketing (17%) and administrative functions (20%).

Engagement

We continue to recognize that an engaged employee workforce is key to having the productive, ethical and high-performing workplace needed to successfully compete in today’s marketplace. We conduct quarterly surveys of our entire employee population to assess a variety of key metrics related to important topics, such as engagement, inclusion and overall job satisfaction. Results from these surveys have consistently shown a strong sense of engagement and confidence in Akamai’s future. We have been acknowledged in respected publications across the U.S., India and Poland, among other countries, as a great place to work. Continuing in 2025, all employees were able to participate in a company-wide program, developed by a behavioral research organization, that was intended to help us increase inclusive behaviors, become more open to change and accelerate our innovation. In addition, we work closely with the Akamai Foundation, to provide community service and charitable matching fund opportunities for Akamai employees, endeavors that have been shown to increase employee engagement. The Akamai Compassion Fund was created by employees, for employees, with support from the Akamai Foundation, and continues to provide a way for Akamai employees to unite and support global colleagues and their families during times of unexpected hardships following a catastrophic event, such as climate events (e.g., hurricane, mudslide, wildfire) and ongoing wars and armed conflicts around the world.

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

Retention

We have a demonstrated history of investing in our workforce by offering competitive salaries, wages and benefits. Our compensation and benefits philosophy is to maximize the effectiveness of pay and benefits programs to attract and retain the high caliber individuals needed to drive the success of our business, while balancing cost-effectiveness and competitive factors. Our benefits programs (which vary by country and region) include healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules and locations, adoption and fertility assistance, employee assistance programs, tuition assistance and holistic wellness programs. Our wellness programs include educational offerings on healthy lifestyles, access to mental health experts, access to ergonomic advice and equipment and financial wellness support. To foster a stronger sense of ownership and align the interests of employees with shareholders, stock awards are held by the vast majority of our employees under our broad-based stock incentive programs and most employees are eligible to participate in our employee stock purchase plan. We monitor voluntary attrition in assessing our overall human capital. Attrition was slightly up in 2025 when compared to 2024.

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

Development

We invest significant resources in professional development, career advancement and training for our global workforce. All employees are eligible to participate in our performance review program, which provides guidance around setting annual performance objectives, developing competencies and receiving feedback. Where appropriate, we offer leadership training workshops, 360-degree feedback and succession planning exercises to encourage and enable internal promotion and advancement. As a result of these investments and others, nearly 16% of open positions were filled with internal candidates in 2025. All employees are required to complete annual ethics and compliance and data security training. In addition to these required trainings, nearly all of our employees and contractors completed at least one training in our Akamai University program during 2025.

FlexBase

We offer a flexible work arrangement that allows over 95% of employees to choose to work from their home office, a Company office, an approved workspace or a combination. We believe that a focus on employee choice makes us a more attractive employer, increases productivity, enables us to recruit from a broader and more varied pool of applicants and presents additional growth and development opportunities for our employees. We have implemented a number of tools and resources to support this program, such as supporting employees with guidance on maximizing our internal tools to deliver great virtual meeting experiences. In addition, we have invested in ensuring that workplace connection remains strong and developed a framework for understanding, measuring and optimizing workplace connection, named CLEAR Connections. CLEAR stands for Colleague, Leader, Employer and Role. We measure each dimension in a quarterly anonymous survey, which allows us to track and report on workplace connection around the world.

Customers

Our customers include many of the world's leading corporations, such as adidas, Adobe, Aflac, Airbnb, Asus, Autodesk, Bank of Montreal, Carnival Corporation, Comcast, Commerzbank, Daiwa Institute of Research, eBay, Electronic Arts, Epic Games, Fidelity Investments, Honda, Japan Airlines, Liberty Mutual, Maersk Transportation & Logistics, Marriott, NBCUniversal, Panasonic, Panera Bread, Paramount Global, Philips, Rabobank, Riot Games, Sony Interactive Entertainment, RTL, Spotify, Telefonica, Toshiba, Ubisoft, WarnerMedia and The Washington Post. We also actively sell to government agencies. As of December 31, 2025, our public-sector customers included the U.S. Department of Defense, the U.S. Department of Labor, the U.S. Department of Transportation and the U.S. Department of the Treasury.

No customer accounted for 10% or more of total revenue for any of the years ended December 31, 2025, 2024 and 2023. Less than 10% of our total revenue in each of the years ended December 31, 2025, 2024 and 2023 was derived from contracts or subcontracts terminable at the election of the federal government.

Sales, Services and Marketing

We market and sell our solutions globally through our field sales and services organization and through many channel partners, including adidas, AHEAD, Avant, BV Tech, Carahsoft, CPD, Deloitte, Deutsche Telecom, Doyen, Guidepoint, Kyndryl, LevelBlue, Macnica, Microsoft Azure, Netpoleon, Oplium, Optiv, Presidio, SHI, Telefonica Group, Trace3 and WWT. In addition to entering into agreements with resellers, we have several other types of sales and marketing focused alliances with entities such as system integrators, application service providers, technology solution distributors, referral partners and marketplaces. By aligning with these partners, we believe we are better able to market our solutions and leverage partners to add valuable services to complement our offerings and improve the customer experience. Our sales, services and marketing professionals are based in locations across the Americas, Europe, the Middle East and Asia-Pacific and focus on direct and channel sales, sales operations, professional services, account management and technical consulting.

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
•reduced infrastructure complexity;
•the ability of our products to function in hybrid cloud environments;
•the placement and availability of our compute infrastructure;
•sophistication and functionality of our offerings;
•our long-term product roadmaps and ability to quickly innovate;
•scalability;
•security;
•ease of implementation and use of service;
•first-party global services and support across products;
•customer support; and
•price.

We compete with companies offering products and services that provide internet content delivery and hosting services, security and cloud computing solutions, technologies used by carriers to improve the efficiency of their systems, streaming content delivery services and equipment-based solutions for internet performance problems, such as load balancers and server switches. Other companies offer online distribution of digital media assets through advertising-based billing or revenue-sharing models that may represent an alternative method for charging for the delivery of content and applications over the internet. In addition, existing and potential customers may decide to purchase or develop their own hardware, software or other technology solutions rather than rely on a third-party provider like us. Our security solutions compete with those offered by both hardware and software providers. While our cloud computing services have historically competed with alternative cloud computing platforms focused on individual developers, we anticipate that going forward our cloud computing services will increasingly compete with the large so-called “hyper-scaler” cloud computing providers.

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

Government Regulation

As a global technology company, Akamai is subject to complex foreign and U.S. laws and regulations in areas, both existing as well as new and rapidly evolving, such as data privacy and localization, cybersecurity, AI, technology sovereignty, liability for content delivered over our network, various internet regulations, bribery, sanctions, export controls, competition, tax and foreign exchange controls.

Privacy laws, such as the European Union General Data Protection Regulation and the California Consumer Privacy Act, impact how we use data generated from our network to improve and develop services, as well as our ability to reach current and prospective customers, understand how our solutions are being used, use and transfer data about our employees and respond to customer requests allowed under applicable laws. Other laws and regulations that apply to the internet related to, among other things, content liability, security and disclosure requirements, critical infrastructure designations, internet resiliency, law enforcement access to information, net neutrality, so-called "fair share" or internet content taxes, data localization and data residency requirements and developing digital or cloud sovereignty frameworks, industry regulations applicable to key suppliers to some of our customers and restrictions on social media or other content can have an impact on our business. For instance, regulations have been enacted or proposed in a number of countries that limit the delivery of certain types of content into those countries. As an example, restrictions were adopted in India in 2020 prohibiting access to identified Chinese-owned applications. Enactment and expansion of such laws and regulations in other jurisdictions would negatively impact our revenues or cause us to incur costs to redesign our systems to ensure compliance.
We are subject to anti-bribery and anti-corruption laws in the U.S. and other countries in which we operate, including, without limitation, the U.S. Foreign Corrupt Practices Act, which generally prohibits companies and their intermediaries from offering, authorizing or providing anything of value to foreign government officials or employees of state-owned or state-controlled entities for the purpose of obtaining or retaining business. We are also subject to similar and, in some cases, more stringent anti-corruption and commercial bribery laws outside the U.S., such as the UK Bribery Act and other anti-corruption, anti-kickback, conflicts of interest, and gift and hospitality restrictions that apply to public and private sector interactions.

We are subject to U.S. and international laws and regulations governing international trade and exports, including, but not limited to, the International Traffic in Arms Regulations, the Export Administration Regulations, U.S. economic and trade sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, as well as other sanctions and export control regimes.

Many of these laws and regulations are evolving and could be interpreted and applied in a manner that is inconsistent from country to country and inconsistent with our current policies and practices and in ways that could harm our business. For example, while we are generally not subject to regulations applicable to telecommunications companies, new or different interpretations of laws or regulations could subject us to regulatory supervision. Additionally, increasingly complex interactions between existing and emerging regulatory developments may constrain our product vision and impede us from fully realizing returns on our product investments. In general, the nature and breadth of laws and regulations governing the internet may increase in the future; accordingly, we are unable to assess the possible effect of compliance with future requirements or whether our compliance with such regulations will materially impact our business, results of operations or financial condition.

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

Intellectual Property

Our success and ability to compete are dependent on developing and maintaining the proprietary aspects of our technology and operating without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. As of December 31, 2025, we owned, or had exclusive rights to, over 560 U.S. patents covering our technology as well as patents issued in other countries. Our U.S.-issued patents have terms extendable to various dates between 2026 and 2044. We do not believe that the expiration of any particular patent in the near future would be materially detrimental to our business. We seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

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

Financial and Operational Risks

Slowing, flat or limited revenue growth has in the past and may continue to negatively impact our profitability and stock price.

The overall revenue growth we have enjoyed in recent years may not continue and could decline, negatively impacting our profitability and stock price. Our ability to generate revenue depends on the amount of services we deliver, continued growth in demand for our security, delivery and cloud computing solutions and our ability to maintain or increase the prices we charge for them. If we are unable to increase revenues, our profitability and stock price could suffer.

Revenue from our delivery solutions is impacted by pricing pressure due to competition and fluctuations in content traffic as a result of, among other factors, changes in the popularity of our customers' content including video delivery and gaming, and economic pressures on our customers that can cause them to take steps to optimize their platforms, including through "do-it-yourself" ("DIY") initiatives or redistributing traffic among multiple providers. Such steps by our customers have in the past and may in the future reduce traffic on our network, negatively impacting revenue. Although the rate of decline has diminished in recent periods, we have continued to experience revenue declines in our delivery solutions, and ongoing competition, pricing pressure, and potential further shifts toward DIY or alternative sourcing strategies may continue to impact our delivery revenue.

Our security solutions currently generate the largest portion of our revenue. Our ability to generate security revenue depends on our ability to increase our industry recognition as a provider of security solutions, navigate a highly competitive market, develop or acquire new solutions in a rapidly-changing environment where security threats are constantly evolving and ensure that our solutions operate effectively and are competitive with products offered by others, particularly as larger providers increasingly offer broader platforms of security services. Further, competition and pricing pressure has, and may continue to impact, revenue of certain of our security solutions, including during contract renewals. Reduced traffic levels on our network has in the past, and may in the future, negatively impact revenue from our security solutions.

In addition, an increasing proportion of our revenue has been generated by our cloud computing solutions. Our ability to generate revenue in our cloud computing solutions depends on our ability to successfully continue building our compute platform, developing AI capabilities, attract a customer base that has traditionally partnered with more established companies in the cloud computing industry, develop effective, price competitive and attractive solutions and increase prices without reducing customer adoption, usage or retention.

Global conditions have in the past and may in the future harm our industry, business and results of operations.

Because we operate globally, our business, revenues and profitability are impacted by global macroeconomic and geopolitical conditions. The success of our activities is affected by general economic, political and market conditions, including inflation, foreign exchange rates, interest rates, tax rates, economic uncertainty or contraction, political instability, warfare or acts of terrorism, public health crises, changes in laws, policy - and regulatory-related changes resulting from U.S. government actions and regulatory priorities, trade barriers including announced or expected tariffs, changes in export controls, the actual or perceived failure or financial difficulties of financial institutions, reduced consumer confidence and spending and economic and trade sanctions. Global economic and geopolitical conditions can impact our customers, potentially making non-U.S. companies reluctant to enter into contracts with U.S. providers or to permit cross-border data transfers. Such conditions can also cause customers to take cost-savings measures-such as optimization and DIY initiatives, reduction or delay of information technology spending, contract renegotiation and lengthening of procurement and sales cycles - which have in the past and may in the future negatively impact our revenues by reducing traffic on our network. The U.S. capital markets have recently experienced and may continue to experience extreme volatility and disruption, and inflation rates in the U.S. have been elevated compared to historical rates and have fluctuated. In addition, the current U.S. presidential administration has imposed or indicated an intention to impose tariffs or export controls (including on advanced computing and networking technologies and services) on certain countries that could further adversely impact trade relations, result in higher costs and decreased purchasing power of our customers, put increased pressure on supply chains and create general market instability. Such economic volatility has in the past and could in the future adversely affect our business, financial condition, results of operations and cash flows and future market disruptions could negatively impact us. For example, these unfavorable economic conditions could slow our revenue growth or increase our operating costs, which could negatively impact our profitability. Geopolitical destabilization, the escalation of international tensions and warfare have impacted and could continue to impact global currency exchange rates, resources from our suppliers, availability or pricing of energy and other inputs, our ability to compete effectively and our ability to operate or grow our business. Cybersecurity threats can also intensify during periods of geopolitical destabilization, increasing the risk of attempted attacks on our systems, suppliers and customers.

Additionally, we have offices and employees located in regions that historically have and may again experience periods of political instability, warfare or acts of terrorism, public health crises, changes in laws, trade barriers, and economic and trade sanctions. Adverse conditions in these countries or actions by them to adopt policies that are unfavorable to other countries in which we operate have in the past and may in the future affect our operations, including by causing disruptions to our workforce, supply chains, networks, financial systems and other critical infrastructure, which could adversely affect our business, results of operations, financial condition and cash flows. For example, approximately six percent of our global employees are located in Israel, and have in the past been impacted by the Israel-Hamas war or other hostilities in and around or involving Israel. Any escalations or conflicts impacting Israel, including periodic escalations, could cause harm to our employees or otherwise impair their ability to work for extended periods of time.

Failure to control expenses could reduce our profitability, which would negatively impact our stock price.

Maintaining or improving our profitability depends both on our ability to increase our revenue and limit our expenses. We base our decisions about expense levels and investments on estimates of our future revenue and future anticipated rates of growth and may incur varying levels of expense based on strategic initiatives, including acquisitions and the build out of our network to support our cloud computing solutions. In addition, many of our expenses are fixed costs for a certain amount of time which may impact our ability to reduce costs in a timely manner or without incurring additional costs. Further, we are subject to cost increases that we may not be able to successfully mitigate or pass on to our customers and we could lose customers who are unwilling to accept price increases, which could reduce our revenue. In particular, the capital requirements of the cloud computing industry can at times be significant. If we are unable to increase revenue, limit expenses, or manage increasing costs our results of operations will suffer. We have in the past and may in the future take certain steps to reduce expenses or to raise our prices to offset cost increases, however, there are no assurances that we will be able to effectively reduce or offset our expenses and such actions may negatively affect our ability to invest in our business for innovation, systems improvements and other initiatives.

If we do not develop or acquire new solutions that are attractive to our customers, our revenue and operating results could be adversely affected.

Innovation is important to our future success. In particular, as security and cloud computing solutions have become, and are expected to continue to be, an important part of our business, we must be particularly adept at developing new security solutions that meet the constantly-changing threat landscape and cloud computing, compute-to-edge and AI inference solutions that meet the needs of professional users and enterprises looking to increase the utility of the internet for their business.

The process of developing new solutions and product enhancements is complex, lengthy and uncertain and has become increasingly complex due to the sophistication of our customers’ needs. The development timetable is uncertain and we may commit significant resources to developing solutions for which a viable market may not develop. For example, we are investing significant resources in our cloud computing solutions and platform, working on expanding capacity, adding additional sites and developing increased cloud computing features and functionality. Success in these efforts is not guaranteed and will largely depend on our ability to create products that are competitive in the enterprise market, source additional co-location facilities, manage an uncertain supply chain for server related hardware and adapt our offerings to new or emerging technologies and changes in customer requirements, including those related to AI workloads. In addition, we have experienced, and may in the future experience, delays in developing and releasing new products and product enhancements. This could cause our expenses to grow more rapidly than our revenue.

Trying to innovate through acquisition can be costly and with uncertain prospects for success; attractive acquisition targets may be too expensive for us to pursue, which could cause us to pursue more time-consuming internal development. Failure to develop or acquire, on a cost-effective basis, innovative or enhanced solutions that are attractive to customers and profitable to us could have a material detrimental effect on our business, results of operations, financial condition and cash flows.

If we are unable to compete effectively and adapt to changing market conditions, our business will be adversely affected.

We compete in markets that are intensely competitive and rapidly changing. Our current and potential competitors vary by size, product offerings and geographic region and range from start-ups that offer solutions competing with a discrete part of our business to large technology or telecommunications companies that offer, or may be planning to introduce, products and services that are broadly competitive with what we do. The primary competitive factors in our market are differentiation of technology, global presence, quality of solutions, reliability, long-term product roadmap, data center maintenance and acquisition, supply chain resilience, customer service, technical expertise, security, ease-of-use, breadth of services offered, price and financial strength. Ultimately, any type of increased competition could result in price and revenue reductions, loss of customers and loss of market share or inability to penetrate new markets, each of which could materially impact our business, profitability, financial condition, results of operations and cash flows.

Many of our current and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, broader product portfolios, longer operating histories, greater brand recognition and more established relationships in the industry than we do. This is particularly true with respect to our AI and cloud computing solutions, as a small number of very large competitors have established themselves as incumbents in these industries and exert significant purchasing power and priority access to servers, memory, co-location capacity and power. As a result, some competitors have in the past and may in the future be able to: develop superior products or services; leverage better name recognition, particularly in the security and cloud computing markets; enter new markets more easily or better manage the impact of changes in general economic conditions, geopolitical conditions and industry pressures; gain greater market acceptance for their products and services; enter into long-term contracts with our potential customers; increase their points of presence and proximity to enterprise data centers and end users faster than us; secure server components (including memory), co-location space and power on preferred terms and with priority access, which can constrain industry supply and increase our costs; expand their offerings more efficiently and more rapidly; bundle their products that are competitive with ours with other solutions they offer in a way that makes our offerings less appealing to, or more costly for, current and potential customers; more quickly adapt to new or emerging technologies and changes in customer requirements; take advantage of acquisition, investment and other opportunities more readily; offer lower prices than ours, including at levels that may not be profitable for us to match; spend more money on the promotion, marketing and sales of their products and services; offer higher salaries to talented professionals which may impact our ability to hire or retain engineering and other personnel; and implement shorter sales cycles with customers and prospects.

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

We are devoting significant resources to develop and deploy our own competing cloud computing offering. The rapid development and deployment of new compute infrastructure—both hardware and software—bears the risk of bugs and unforeseen failures that could affect our reputation and ability to execute our strategies. The risks of such bugs and unforeseen failures introduced to our compute platform by our customers who control many aspects of their use of our cloud computing services and experimental technologies could affect our reputation, ability to execute our strategies and our financial condition. It is also uncertain whether our strategies to develop and deploy our own competing cloud computing offering will attract additional customers or generate enough revenue to be successful. The costs related to these efforts may also reduce the gross and operating margins we have previously achieved. Failure to adequately and rapidly deploy additional points of presence, increased proximity to enterprise data centers and end users and develop competitive offerings could result in negative publicity, loss of business, diminishing customer appeal and other negative consequences which could harm our business.

Our business relies on our data systems, traffic measurement systems, billing systems, ordering processes and other operational and financial reporting and control systems. We also rely on third-party software for certain essential operational services and a failure or disruption in these services could materially and adversely affect our ability to manage our business effectively. All of these systems have become increasingly complex due to the complexity of our business, use of third-party software and services, acquisitions of new businesses with different systems and changing regulation over controls and procedures. As a result, these systems have in the past and could in the future generate errors that impact traffic measurement or invoicing, revenue recognition and financial forecasting or other parts of our business. We will need to continue to upgrade and improve our data systems, traffic measurement systems, billing systems, ordering processes and other operational and financial systems, procedures and controls, which may be difficult and costly. If we are unable to adapt our systems and organization in a timely, efficient and cost-effective manner to accommodate changing circumstances, our business may be adversely affected.

Cybersecurity breaches and attacks on us, our contractors or our third-party vendors, as well as steps we need to take in an effort to prevent them, can lead to significant costs and disruptions that would harm our business, financial results and reputation.

We and the third-parties upon which we rely face a variety of evolving threats, which could cause cybersecurity incidents and/or data breaches, such as cyber-attacks, malicious internet-based activity, online and offline fraud and other similar activities. Such threats are prevalent and continue to rise, are increasingly difficult to detect and come from a variety of sources and may be enhanced or facilitated by AI. We regularly face attempts to gain unauthorized access or deliver malicious software to Akamai's platforms, products and services and our internal IT systems, with the goal of stealing proprietary information related to our business, products, employees and customers; disrupting our systems and services or those of our customers or others; or demanding ransom to return control of such systems and services. These attempts take a variety of forms, including DDoS attacks, infrastructure attacks, botnets, malicious file uploads, computer malware, application abuse, credential abuse, social engineering (including phishing attacks), ransomware, bugs, viruses, worms malicious software programs, business email compromises, misuse of employee credentials and wrongful conduct by insider employees or vendors, all of which may be enhanced or facilitated by AI. Further, attempts to disrupt or gain unauthorized access to our and our third-party vendors’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by AI. Malicious actors are known to attempt to fraudulently induce employees and suppliers to disclose sensitive information through illegal electronic spamming, phishing or other tactics. Other parties may attempt to gain unauthorized physical access to our facilities in order to infiltrate our internal-use information systems. Furthermore, nation state and hacktivist attacks against us or our customers have in the past and may in the future intensify during periods of heightened geopolitical tensions or armed conflict, such as the ongoing war in Ukraine, the Israel-Hamas war and the escalation of military conflict between Israel and Iran, as well as broader military confrontations involving the United States. We may not be able to anticipate the techniques used in such attacks, as they change frequently and may not be recognized until launched. The rapidly changing technological and geopolitical landscape may also create new, unexpected, or unknown risks for which we may not immediately be prepared, requiring increased risk mitigation expenditures.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that such terms are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach.

Like other companies in our industry, we, and our third-party providers, have experienced and will continue to experience threats and cybersecurity incidents relating to our information technology systems and infrastructure. For example, we have discovered vulnerabilities in software and hardware used in our technology, such as the AMD "Inception" vulnerability identified in mid-2023 that potentially impacted a large portion of the internet ecosystem, and may have other undiscovered vulnerabilities. Vulnerabilities, resident in software, hardware or configurations, have in the past and may in the future require significant operational efforts to mitigate and may persist for extended periods of time and the effects of any such vulnerability could be exacerbated. Similar security risks exist with respect to acquired companies, our business partners and the third-party vendors that we rely on for aspects of our information technology support services and administrative functions. As a result, we are subject to risks that the activities of our business partners and third-party vendors may adversely affect our business even if an attack or breach does not directly target our systems.

To protect our corporate and deployed networks, we aim to continuously engineer more secure solutions, enhance security and reliability features, improve the deployment of software updates to address security vulnerabilities, develop mitigation technologies that help to secure customers from attacks and maintain the digital security infrastructure that protects the integrity of our network and services. For example, our efforts to continually enhance the security and reliability of our globally distributed infrastructure, customer applications and corporate systems comprise various initiatives and mitigation efforts, including upgrading access and configuration controls; improving security instrumentation, monitoring, detection and prevention tools; enhancing software inventory and tracking and patching systems; upgrading encryption processes and protections; enhancing authorization methods in applications; enhancing data loss prevention and endpoint security management capabilities; upgrading vulnerability identification, assessment and remediation processes and technologies; and enhancing the security of passwords and other credentials, as applicable and appropriate.

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

Any actual, alleged or perceived breach of network security in our systems or networks, or any other actual, alleged or perceived outage, compromise or data security incident we, our customers or our third-party suppliers suffer, has in the past and could in the future result in legal reporting obligations; damage to our reputation; negative publicity; loss of channel partners, customers and sales; loss of revenue; loss of competitive advantages; increased costs to remedy any problems and otherwise respond to any incident; regulatory investigations and enforcement actions and fines; costly litigation; and other liabilities.

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

A significant portion of our hiring, new customers and revenue growth in recent years has been attributable to our business outside the U.S. Our operations in international countries subject us to risks that may increase our costs, impact our financial results, disrupt our operations or make our operations less efficient and require significant management attention. These risks include: foreign exchange rate risks; uncertainty regarding liability for content or services, including uncertainty as a result of local laws and lack of legal precedent; loss of revenues if the U.S. or international governments impose limitations on doing business with significant current or potential customers; difficulty in staffing, training, developing and managing international operations as a result of distance, language, cultural differences, differences in employee/employer relationships or regulations; theft of intellectual property in high-risk countries where we operate; difficulties in enforcing contracts, collecting accounts and longer payment cycles in certain countries; difficulties in transferring funds from, or converting currencies in, certain countries; managing the costs and processes necessary to comply with export control, sanctions, anti-bribery and anti-corruption, data protection, cybersecurity and competition laws and regulations or other regulatory or contractual limitations on our ability to sell or develop our products and services in certain international markets; changes in regulatory rules or policies or changes in government enforcement priorities and resources; macroeconomic developments and changes in the labor markets in which we operate; geopolitical developments, including increasing international tensions or any that impact our or our customers’ ability to operate in or deliver content to a country; other circumstances outside of our control such as trade disputes, including the imposition of tariffs by the United States on imports from certain countries and any resulting counter-tariffs or macroeconomic impacts, political unrest, warfare, military or armed conflict, such as the Russian invasion of Ukraine, the Israel-Hamas war, and periodic escalations involving Israel and Iran or Hezbollah, as well as broader military confrontations involving the United States, terrorist attacks, public health emergencies, energy crises and natural disasters that could disrupt our ability to provide services or limit customer purchases of them. For example, approximately six percent of our global employees are located in Israel and have been and may continue to be impacted by hostilities in the region, including being required to report for military duty, which could impact our ability to operate and successfully complete ongoing initiatives.

In addition, we are subject to laws and regulations worldwide that differ among jurisdictions and may change, affecting our operations in areas such as intellectual property ownership and infringement; tax; anti-bribery and anti-corruption; technology sovereignty, internet, technology and export regulations; so-called "fair share" or internet content taxes; foreign exchange controls and cash repatriation; data privacy; cyber security; competition; consumer protection; corporate sustainability; and employment and immigration. Compliance with such requirements can be onerous and expensive and may otherwise impact our business operations negatively. Although we have policies, controls and procedures designed to help ensure compliance with applicable laws, there can be no assurance that our employees, contractors, suppliers, customers, channel partners, intermediaries, agents or acquired businesses will not violate such laws or our policies, or that our controls will timely prevent, detect or remediate misconduct. Violations of these laws and regulations can result in fines or disgorgement of profits; additional costs related to internal or governmental investigations; remedial undertakings; contract damages, criminal sanctions against us, our officers or our employees; suspension or debarment; loss of licenses or certifications; prohibitions on the conduct of our business; and damage to our reputation.

Our business strategy depends on the ability to source adequate transmission capacity, co-location facilities and the equipment we need to operate our network; failure to have access to those resources could lead to loss of revenue and service disruptions.

To operate and grow our globally distributed network serving our portfolio of services, we are dependent in part upon transmission capacity provided by third-party telecommunications network providers and co-location facilities to house our servers and equipment to support our operations. We may be unable to purchase the bandwidth and space we need from these providers due to limitations on their resources, increasing energy costs or other reasons outside of our control, including market dynamics driven by hyperscalers, significant cost increases in servers and memory, and shortages of data center space and power. In particular, our efforts to increase the size and scale of our network infrastructure have required and may continue to require procuring significant additional space in co-location facilities. Inability to access facilities where we would like to install servers, secure sufficient power capacity or perform maintenance on existing servers for any reason impedes our ability to expand or maintain capacity. As a result, there can be no assurance that we are adequately prepared for unexpected increases in capacity demands by our customers. Failure to put in place the capacity we require to operate our business effectively could result in a reduction in, or disruption of, service to our customers and ultimately a loss of those customers. In addition, these third-party providers can experience operational inefficiencies relating to power, climate controls, water, logistics, and other unforeseen events which could result in increased costs, service disruptions and diminished customer experiences. We cannot guarantee that these providers have adequate measures in place to avoid service events that could impact our ability to operate portions of our network.

Akamai's platforms, products and services rely on hardware equipment, including hundreds of thousands of servers deployed around the world. Increasing demand and manufacturing limitations for certain necessary equipment or components may significantly impact pricing and availability. In addition, disruptions in our supply chain have occurred in the past and could occur in the future that prevent us from purchasing needed equipment at attractive prices or at all. For example, we are experiencing continued volatility in certain server component costs, including as a result of recently imposed tariffs, that support the continued build out of our AI, infrastructure and platform services. In addition, from time to time, it has been, and may continue to be, more difficult to purchase equipment that is manufactured in areas that face disruptions to operations due to war, unrest, trade sanctions or other political activity, public health issues, safety issues, natural disasters or general economic conditions. For example, tariffs imposed by the United States on other countries and any resulting counter-tariffs have in the past and will in the future likely lead to increasing costs and supply chain disruptions. Failure to have adequate equipment, including server and other networking equipment, could harm the quality of our services, which could lead to the loss of customers and revenue.

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

We are reliant on some of our larger customers to direct traffic to our network for a significant part of our revenues. At times, some of our customers have determined that it is better for them to employ a DIY strategy by putting in place equipment, software and other technology solutions for content and application delivery and security protection within their internal systems instead of using our solutions for some or all of their needs. As the amount of money a customer spends with us increases, the risk that they will seek alternative solutions such as DIY or a multi-vendor policy likewise increases. While the number of customers implementing a DIY strategy had been decreasing, current global economic and geopolitical conditions may cause customers to increase their focus on DIY solutions, which could negatively impact traffic on our network, and, as a result, our revenue. For example, a large social media customer has taken steps to lower costs and reduce reliance on U.S. providers by optimizing its platform, including using a DIY component, which reduced traffic on our network and negatively impacted our revenue in 2024 and may continue to do so in the future. If our customers increase their use of DIY solutions or if multiple additional large customers shift to this model, traffic on our network and our contracted revenue commitments could decrease more significantly, which could negatively impact our business, profitability, financial condition, results of operations and cash flows.

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

In addition, our future success will depend upon our ability to attract, train and retain employees, particularly in our expected areas of growth such as security and cloud computing. Such efforts will require time, expense and attention by our employees as there is significant competition for talented individuals. This competition results in increased costs in the form of cash and stock-based compensation and can have a dilutive impact on our stock. Our ability to hire and retain employees may be adversely affected by volatility in our stock price or our ability to obtain shareholder approval to offer additional stock to our employees, because a significant portion of our compensation is in the form of equity grants. We are retasking certain employees to work on our cloud computing solutions which will require the use of our resources and if we are unable to successfully retrain our employees, our cloud computing business may suffer. Furthermore, geopolitical events may impact our retention efforts. For example, the Israel-Hamas War and other hostilities in the Middle East have and could continue to impact our workforce in Israel, as employees have been and may continue to be required to report for military service or have other competing priorities. The loss of the services of a significant number of our employees or any of our key employees or our inability to attract and retain new talent in a timely fashion may be disruptive to our operations and overall business.

Our failure to manage new risks as our business evolves and our work practices change could harm us.

As a result of the diversification of our business, personnel growth, the deployment of our FlexBase program, acquisitions and international expansion in recent years, most of our employees are now based outside of our Cambridge, Massachusetts headquarters. Because most of our employees work remotely, we are subject to additional risks. For example, certain security systems in homes or other remote workplaces may be less secure than those used in our offices, which may subject us to increased security risks, including cybersecurity-related events, and expose us to risks of data or financial loss and associated disruptions to our business operations. If we are unable to effectively maintain a hybrid workforce, manage the cybersecurity and other risks of remote work and maintain our corporate culture and workforce morale, our business could be harmed or otherwise negatively impacted.

Additionally, if we are unable to appropriately increase management depth, enhance succession planning and decentralize our decision-making at a pace commensurate with our actual or desired growth rates, we may not be able to achieve our financial or operational goals. It is also important to our continued success that we hire qualified personnel, integrate new employees from our recent acquisitions, properly train them and manage poorly-performing personnel, all while maintaining our corporate culture and spirit of innovation. If we are not successful in these efforts, our growth and operations could be adversely affected.

Our restructuring and reorganization activities may be disruptive to our operations and harm our business.

Over the past several years, we have implemented internal restructurings and reorganizations designed to reduce the size and cost of our operations, improve operational efficiencies and reprioritize investments, enhance our ability to pursue market opportunities and accelerate our technology development initiatives. During the first quarter of 2023, the third quarter of 2024 and the fourth quarter of 2025, management committed to actions to restructure certain parts of the company, including reducing headcount, to enable it to prioritize investments in the fastest growing areas of the business and redeploy resources to support the company's strategic investments. We may take similar steps in the future as we seek to realize operating synergies, optimize our operations to achieve our target operating model and profitability objectives, respond to market forces or better reflect changes in the strategic direction of our business. In addition, in 2025 management has introduced changes to the sales organization and sales compensation structure to work to optimize sales performance and to better align sales incentives to the fastest growing areas of the business. Disruptions in operations may occur as a result of taking these actions. Taking these actions may also result in significant expense, including with respect to workforce reductions, decreased productivity due to employee distraction and unanticipated employee turnover, which could adversely affect our operating results.
We may have exposure to greater-than-anticipated tax liabilities.

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, or changes in tax laws, regulations or accounting principles, as well as certain discrete items such as equity-related compensation. The Organisation for Economic Co-operation and Development (“OECD”) and participating OECD member countries continue to work toward the enactment of a 15% global minimum corporate tax rate for large multinational enterprise groups, also known as "Pillar Two." Many of the participating countries have enacted legislation that became effective beginning in 2024, while other countries continue to work on defining the underlying rules and administrative procedures. Although the enacted and effective legislation in some countries was applicable to us as of January 1, 2024, and increased our effective income tax rate, the increase did not have a material impact on our overall results of operations or cash flows. We will continue to monitor and evaluate the impacts of the developing legislation.

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

The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given period. This exposure is the result of selling in multiple currencies, headcount in foreign locations and operating in countries where the functional currency is the local currency. Revenue generated and expenses incurred by our international subsidiaries are often denominated in their local currencies, but many of our expenses related to our operations in foreign jurisdictions are denominated in U.S. dollars. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries are translated from local currencies into U.S. dollars. For example, in 2025, the weakening of the U.S. dollar had a positive impact on our revenue and increased our overall profitability, but if this dynamic reverses, it would have a negative impact on our revenue and profitability. In addition, our financial results are subject to changes in exchange rates that impact the settlement of transactions in non-functional currencies.

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

We have customer contracts with the U.S. government, as well as international, state and local governments and their respective agencies and we may in the future increase sales to government entities. Sales to government entities are subject to a number of risks, and significant changes in the contracting or fiscal policies of such government organizations could have an adverse effect on our business and results of operations. Selling to government entities can be highly competitive, expensive, time consuming and subject to specific public tender and/or procurement processes and rules, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Such government entities often have the right to terminate these contracts at any time, without cause, and may require us to issue on-demand performance bonds or guarantees. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending and demand and payment for our services may be impacted by public sector budgetary cycles and funding authorizations. These factors may combine to potentially limit the revenue we derive from government contracts in the future. Additionally, government contracts generally have requirements that are more complex than those found in commercial enterprise agreements and therefore are more costly to comply with. Such contracts are also subject to audits and investigations that could result in civil and criminal penalties and administrative sanctions, including contract termination, fee refunds, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

We utilize third-party technology in our business, and failures or vulnerabilities, and/or litigation, related to these technologies may adversely affect our business.

We utilize third-party software, services and other technology to operate critical functions of our business, including the integration of certain of these technologies into our network, products and services, and in some cases our products and services include features designed to enable our customers and partners to write and execute their own software within our platform. If these software, services, or other technology become unavailable, malfunction or contain vulnerabilities, our expenses could increase and our ability to operate our network, provide our products and our results of operations could be impaired until equivalent software, technology, or services are purchased or developed or any identified vulnerabilities or malfunctioning are remedied. If we are unable to procure the necessary third-party technology we may need to acquire or develop alternative technology, or we may have to resort to utilizing alternative technology of lower quality. This could limit and delay our ability to offer new or competitive products and increase our costs of production. As a result, our business could be significantly harmed. In addition, the use of third-party technology may expose us to third-party claims of intellectual property infringement which could cause us to incur significant costs in defense or alternative sourcing.

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

Artificial intelligence presents new risks, opportunities and challenges that may affect our business. In addition to ongoing investments to integrate AI and machine learning technology into our existing products and solutions and to use AI to enhance our business operations, we recently launched AIC, a platform enabling AI inferencing at the edge of the internet, as a direct offering in the AI market. This introduces additional risks, as we now compete with established and emerging companies providing AI infrastructure and inference solutions. Given the nature of AI technology, we face significant competition from other companies and an evolving regulatory landscape. Our AI focused initiatives, including AIC, may not be successful, and our competitors may incorporate AI into their products or market their AI solutions more successfully than us, which could impair our ability to compete effectively and adversely affect our financial results. Further, the rapid evolution of AI combined with the uncertain, rapidly evolving and often inconsistent regulatory landscape may require significant additional resources and costs and could in some cases limit our ability to implement AI capabilities in our solutions or to use AI to support business operations. AI systems and third-party AI services that we use may also introduce operational resilience and stability risks that could disrupt our services or customers' workloads and adversely affect our business, reputation or financial results. Further, data used to train AI-based systems may lead to harm to our reputation or financial results. Use of AI that has been trained on open-source code repositories for code development, for instance, may increase intellectual property risks, as well as risks related to ingestion of malicious code. Despite our implementation of programs designed to support responsible and safe AI use and development, we may not successfully address all issues that may arise. For example, user misuse of AI capabilities, privacy concerns, user consent, supply chain security, AI-related export controls, transparency and the accuracy, completeness and suitability of data sets are all potential issues that could adversely affect our business, reputation, or financial results.

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

Privacy laws are rapidly proliferating, changing and evolving globally. Governments, private citizens and privacy advocates with class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. Numerous laws and industry self-regulatory codes have been enacted, and additional and revised laws are being considered that may affect how we use data generated from our network as well as our ability to reach current and prospective customers, understand how our solutions are being used and respond to customer requests allowed under the laws. In the U.S., more than a dozen states now have comprehensive privacy laws, adding complexity, variation in requirements, restrictions, and potential legal risk requiring additional investment of resources in compliance programs. Any perception that our business practices, our data collection activities or how our solutions operate represent an invasion of privacy or improper practice, whether or not consistent with current regulations and industry practices, may subject us to public criticism or boycotts, class action lawsuits, reputational harm, or actions by regulators, or claims by industry groups or other third parties, all of which could disrupt our business and expose us to liability.

Engineering efforts to build new capabilities to facilitate compliance with increasing international data transfer restrictions and new and changing privacy laws and related customer demands could require us to take on substantial expenses and divert engineering resources from other projects. We might experience reduced demand for our offerings if we are unable to engineer products that meet our legal duties or help our customers meet their obligations under applicable data regulations, or if the changes we implement to comply with such laws and regulations make our offerings less attractive.

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

U.S. and international laws and regulations that apply to the internet, including content liability, security requirements, law enforcement access to information, critical infrastructure, net neutrality, so-called "fair share" or internet content taxes, international data transfer restrictions, sanctions, export controls, restrictions on social media or other platforms, applications or content, as well as developing regulatory concerns related to digital or cloud sovereignty, could pose risks to our revenues, intellectual property and customer relationships and could increase expenses or create other disadvantages to our business. Section 230 of the U.S. Communications Decency Act ("Section 230"), gives websites that host user-generated content broad protection from legal liability for content posted on their sites. Proposals to repeal or amend Section 230 could expose us to greater legal liability in the conduct of our business. Our Acceptable Use Policy prohibits customers from using our network to deliver illegal or inappropriate content; if customers violate that policy, we may nonetheless face reputational damage, enforcement actions or lawsuits related to their content. In addition, laws and regulations related to content could cause internet service providers, or others, to block our products in order to enforce content-blocking efforts. Efforts to block a single product or domain name may end up blocking a number of other products or domain names in an overbroad manner that could affect our business.

Certain jurisdictions are adopting or tightening data localization and data residency requirements that restrict where customer or employee data may be stored, processed, accessed or encrypted. In the U.S., regulators are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025, rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” prohibits data brokerage transactions involving certain sensitive personal data categories to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls.

Some jurisdictions, particularly the European Union (the "EU"), are also exploring broader “digital sovereignty” frameworks placing operational, ownership, and control requirements that must be met to provide services to certain markets or sectors. These measures have gathered steam over the past year based on the emergence of geopolitical tensions, including between the US and Europe. Together with limits on cross‑border data transfers and government access or audit obligations, they may prevent us from providing services in certain cases, or require us to provide in‑country or region‑specific hosting, rely on designated local partners, modify or limit features, or maintain segregated environments and duplicative infrastructure, routing, logging and support models. These developments could decrease our addressable market, increase our costs and complexity, lengthen sales cycles, limit the functionality or performance of our services in some markets and reduce economies of scale. These risks may accelerate or vary by region due to geopolitical factors, including changes in sanctions, export or import controls, tariffs and other trade restrictions, or regional conflicts.

Regulations have also been enacted or proposed in a number of countries that limit the delivery of certain types of content into those countries. Enactment and expansion of such laws and regulations would negatively impact our revenues. For example, restrictions were adopted in India in 2020 prohibiting access to identified Chinese-owned applications which caused a reduction in revenue to us. In addition, in April 2024, the U.S. government enacted the Protecting Americans from Foreign Adversary Controlled Applications Act ("PAFACA"), which, among other things, prohibited the provision of certain types of services to a Chinese application if the application was not sold to a neutral third party by January 19, 2025. The President of the United States subsequently signed a series of Executive Orders delaying enforcement of the legislation, culminating with an Executive Order issued on September 25, 2025, which declared that a proposed sale of the Chinese-owned application's U.S. operations to a new joint-venture company complied with PAFACA's divestiture requirements and extended non-enforcement of PAFACA until January 23, 2026. These Executive Orders further directed the Department of Justice to issue guidance and letters stating there was no violation and no liability for conduct during the PAFACA non-enforcement periods, resulting in Akamai's receipt of an Attorney General determination that Akamai services had not violated the law and that we could continue providing services as contemplated by the Executive Orders without violating the law and without incurring any legal liability.

On January 22, 2026, the divestiture was finalized, and a new U.S.-based joint venture assumed operation of the U.S. application. Although the divestiture has been completed, certain aspects of the transaction could be subject to future governmental review or litigation. Further, it is difficult to predict whether any future legislative, regulatory or judicial actions, including those that may be brought against the Executive Orders, will be successful. There is no assurance that we will not be exposed to liability, and we may face significant fines, litigation, indemnification claims, negative publicity, reputational harm, diversion of management attention, interruptions in our operations, financial loss and other similar harms by continuing to provide services to this customer.

In addition, enactment and expansion of laws related to the use of AI and machine learning in our operations and increased regulation of cloud service providers also could increase the costs of doing business, subject us to potential liability or regulatory risk and introduce other disadvantages to our business, including brand or reputational harm. U.S. states have advanced and, in some cases, enacted numerous AI governance laws, creating a complicated legislative patchwork that may be litigated in state and federal courts, notwithstanding a December 2025 executive order endorsing a federal moratorium on enforcement of state AI laws. In Europe, the EU began implementing the Artificial Intelligence Act (the "AI Act") on August 1, 2024, with significant provisions scheduled to take effect in August 2026. The AI Act, which may be amended as part of the EU's Digital Omnibus, imposes significant obligations on providers and deployers of high-risk AI systems, and non-compliance can lead to substantial fines. If we develop or use AI systems governed by these laws or regulations, we may face burdensome and costly compliance obligations relating to data quality, transparency, human oversight, and ethical and administrative requirements, as well as significant enforcement actions or litigation in the event of any perceived non-compliance. Interpretations of laws or regulations that would subject us to regulatory enforcement actions, supervision or, alternatively, require us to exit a line of business or a country, could lead to the loss of significant revenues and have a negative impact on the quality of our solutions. Engineering efforts to build new capabilities to facilitate compliance with law enforcement access requirements, content access restrictions or other regulations could require us to take on substantial expenses and divert engineering resources from other projects. These circumstances could harm our profitability.

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

As of the date of this report, we had total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2027, total principal amount of $1,265.0 million of convertible senior notes outstanding due in 2029 and total principal amount of $1,725.0 million of convertible senior notes outstanding due in 2033. In November 2022 we entered into a credit agreement that provides for an initial $500.0 million revolving credit facility and was amended in May 2025 to increase the aggregate revolving commitments from $500.0 million to $1.0 billion and to extend the maturity date one year to November 22, 2028. We also entered into a credit agreement in January 2025 providing for a $150.0 million revolving credit facility. As of December 31, 2025, there were no outstanding borrowings under the credit facilities. Our ability to repay any amounts we borrow under our credit facility, refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the applicable indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through future borrowing under the credit facility or the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. If we do not have sufficient cash upon conversion of the notes or to repurchase the notes if required by purchasers in accordance with the terms thereof, we would be in default under the terms of the notes, which could seriously harm our business. Although the terms of our credit facilities include certain covenants that potentially limit our future indebtedness, the terms of the notes do not. If we incur significantly more debt, this could intensify the risks described above. In addition, if we are unable to obtain financing to fund additional capital expenditures, acquisitions, and general corporate and other purposes on reasonable terms, or at all, then our business, operations and financial condition may be harmed.

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

Provisions of our charter, by-laws and Delaware law could make it more difficult for a third party to control or acquire us, even if doing so would be beneficial to our stockholders. For example, our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director; stockholders must provide advance notice, additional disclosures and representations and warranties to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders' meeting; and our board of directors can issue, without stockholder approval, shares of undesignated preferred stock. As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

Section 404 of the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must continue to enhance and maintain our processes and systems and adapt them as our business evolves, including as we expand into new markets, increase reliance on channel partners, complete acquisitions and we rearrange management responsibilities. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time-consuming and requires significant management attention, and as our business changes our internal controls may become more complex and require additional resources to remain effective. In the past, we identified, and subsequently remediated, a material weakness in our internal control over financial reporting; however, we cannot be certain that our internal control measures will provide adequate control over our financial processes and reporting or ensure compliance with Section 404, and we may identify additional material weaknesses in internal controls in the future. Failure to develop or maintain effective controls, or difficulties encountered in their implementation or improvement, or the identification of additional material weaknesses—by us or by our independent registered public accounting firm—could harm our operating results, result in a restatement of prior-period financial statements, cause us to fail to meet our reporting obligations, and adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in the periodic reports we will file with the Securities and Exchange Commission. Furthermore, if we or our independent registered public accounting firm identify any material weaknesses, the disclosure of that fact, even if quickly remediated, could reduce the market's confidence in our financial statements and harm our stock price.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our customers rely upon Akamai to power and protect the online experiences of their end user customers. We provide security, delivery and cloud computing solutions and services and maintain internal systems and other data associated with running our business. We have implemented cybersecurity risk management programs and procedures designed to identify and address threats to both internal and customer facing data and systems that are subject to ongoing compliance assessments, certifications and testing.

Under the oversight and direction of the Akamai executive management team and the Audit Committee of Akamai’s board of directors, the Chief Security Officer (the “CSO”) has primary responsibility for overseeing Akamai’s management of cybersecurity risks. Reporting to the Chief Executive Officer through Akamai's Executive Vice President and General Manager of the Security Technology Group, the CSO leads Akamai’s Information Security Committee, which works cross-functionally with other Akamai departments, including legal, business, policy and technical functions, as appropriate, to exchange information related to cybersecurity. Our current CSO is an accomplished security professional with over 15 years of experience in building and leading information security teams at both public and private companies. Akamai’s information security team is comprised of senior ranking staff who have experience in a broad range of security domains, including security operations, software security, risk management and auditing.

The CSO and Akamai’s information security team regularly communicate the nature and state of security risks to senior business leaders across the organization. In addition, the CSO meets on a regular basis with the Information Security Committee, which is comprised of Akamai's senior leadership, to provide cybersecurity program updates and to discuss potential risks and changes in the cyber threat landscape in which we operate. On a quarterly basis and as needed, the CSO reports to the Audit Committee to provide information on, as applicable and appropriate, cybersecurity risk management programs, risk mitigation, cybersecurity incidents and related disclosure obligations, if any, information on new or changing threats and other cybersecurity matters. The Audit Committee Chair reports to our board at least quarterly on our cybersecurity risk management program, including risk mitigation, cybersecurity incidents and other relevant developments in our cyber threat landscape. In addition to formal reporting, the CSO takes part in informal meetings as needed and requested with Akamai's management, including the Chief Executive Officer and the board of directors.

The information security team, under the authority of the CSO, has developed a cybersecurity risk management program, informed by industry cybersecurity standards, to identify, assess and manage risks presented by cybersecurity threats. This program is integrated into our overall enterprise risk management program and addresses four primary operational pillars:

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

Item 2. Properties

We operate as a flexible workplace where employees can choose to work from their home office, a Company office, an approved workspace or a combination. However, our headquarters is located in Cambridge, Massachusetts where we lease approximately 659,000 square feet, of which approximately 285,000 square feet is currently subleased to third parties. We also have offices in other locations in the U.S. and other countries, the largest of which are Bangalore, India; Krakow, Poland; and Tel Aviv, Israel. All of our facilities are leased. We believe our facilities are sufficient to meet our needs.

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

As of February 16, 2026, there were 185 holders of record of our common stock.

We have never paid or declared any cash dividends on shares of our common stock or other securities and do not anticipate paying or declaring any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the fourth quarter of 2025 (in thousands, except share and per share data):

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(4)
October 1, 2025 – October 31, 2025	—	$—	—	$1,180,514
November 1, 2025 – November 30, 2025	—	—	—	1,180,514
December 1, 2025 – December 31, 2025	—	—	—	1,180,514
Total	—	$—	—

(1)Information is based on settlement dates of repurchase transactions.
(2)Consists of shares of our common stock, par value $0.01 per share.
(3)Includes commissions paid, but excludes any estimated excise taxes payable on share repurchases.
(4)Effective May 2024, our board of directors authorized a $2.0 billion share repurchase program through June 2027.

During the year ended December 31, 2025, we repurchased 10.0 million shares of our common stock for an aggregate purchase price of $800.0 million.

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

Overview

We develop and provide solutions for global enterprises to build, secure and accelerate their applications and digital experiences through our massively distributed global infrastructure, which underpins our security, delivery and cloud computing solutions, and is central to our financial success. The key factors that influence our financial success are our ability to build on recurring revenue commitments across our security, delivery and cloud computing product portfolios, increase traffic on our network, continue to develop, scale and successfully bring to market our compute platform, including AIC and compute-to-edge solutions, that meet the needs of professional users and enterprises, including with respect to reliability, effectively manage the prices we charge for our solutions considering the market dynamics on our cost structure driven by hyperscalers, continuously develop new and existing products and appropriately manage our capital spending and other operational expenses. The purpose of this discussion and analysis section is to provide material information relevant to an assessment of our financial condition and results of operations from management’s perspective, including to describe and explain key trends, events and other factors that impacted our reported results and that are likely to impact our future performance.

Revenue

We primarily derive revenue from the sale of services to customers pursuant to contracts having terms of one year or longer, which allows us to have a consistent and predictable base level of revenue. Services included in our contracts consist of security solutions, the delivery of content, applications and software over the internet, cloud computing solutions and professional services. In addition to a base level of revenue, we are also dependent on our ability to increase our product offerings and to cross-sell additional services to our new and existing customers, particularly for our security and cloud computing solutions portfolios. Our revenue is also impacted by customer renewals and the pricing for such renewals, the rate of adoption and timing of customer offerings, variability of one-time events, usage of cloud computing services and the amount of traffic we serve on our network. Geopolitical, economic and other developments that impact our customers' businesses can also impact our ability to attract new customers or continue to cross-sell additional services to existing customers and traffic levels for customers with variable usage. Over the longer term, our ability to continually develop and expand our product portfolio, to successfully bring those products to market and to effectively manage the prices we charge for our solutions considering the market dynamics on our cost structure driven by hyperscalers, are key factors impacting our revenue growth.

We have observed the following trends related to our revenue in recent years:

•Increased sales of our security solutions, led by application security solutions and our microsegmentation solutions, and increased sales of our cloud computing solutions, attributable to enhanced services on our compute platform, and growth in our Cloud Infrastructure Services, have made a significant contribution to revenue growth. Our security and cloud computing solutions continue to contribute to a large portion of revenue. We plan to continue to invest in these areas with a focus on higher growth security products and Cloud Infrastructure Services to further advance our product portfolios and sales capabilities.

•Traffic growth on our network has improved, but remains moderated as compared to prior years. We, and the industry more broadly, are seeing growth at a slower pace than we have experienced in the past. In particular, customers in verticals such as media and gaming have optimized their traffic to manage through underlying business challenges at a time of global macroeconomic and geopolitical headwinds. Some of our customers' businesses have been impacted by these headwinds, and as a result, they may continue to reduce their spending or optimize their traffic, which would reduce traffic on our network and revenue. However, we are seeing incremental traffic from contracts acquired as part of our recent asset acquisitions. We expect these traffic growth trends to continue in 2026.

•The prices paid by some of our delivery and security customers have declined in recent years at contract renewal due to competition, which negatively impacts our revenue growth rates. We have been able to mitigate some of the negative impacts to our revenue growth rates by upselling incremental solutions to our existing customers. We continue to take steps upon contract renewals to sign customers to multi-year contracts and to optimize how we charge customers to maintain alignment between customer traffic volumes, significant cost increases we have experienced due to market dynamics driven by hyperscalers and unit pricing.

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

Expenses

Our level of profitability is impacted by our expenses, including direct costs to support our revenue such as bandwidth and co-location costs, which includes energy to power our network. We have observed the following trends related to our profitability in recent years:

•Co-location costs are a significant portion of our cost of revenue. As we continue to build out our new compute locations to provide us with the ability to scale our platform, we have experienced a significant increase in our co-location costs due to the market dynamics driven by the hyperscalers. We have entered into, and expect to continue to enter into, longer term leases that include certain financial commitments. The costs of the financial commitments are expensed ratably over the lease term, and, as a result, in some cases, we are incurring costs in advance of these compute locations being fully utilized. We continue to improve our internal-use software and remain disciplined in managing our hardware deployments, which enables us to use servers more efficiently. We will need to continue to effectively manage our co-location costs to maintain or improve current levels of profitability.

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

•Network build-out and supporting service costs represent another significant portion of our cost of revenue. These costs include maintenance and supporting services, as well as partner program costs, incurred as we continue to build out our compute platform and maintain our global network, and costs of third-party cloud providers used for some of our operations. We have seen some of these costs increase in recent years as a result of our network expansion, and particularly the build out of our compute platform. While we have previously experienced increased costs from third-party cloud providers, we have been able to manage those costs by migrating to our own compute solutions. We will need to continue to effectively manage our network build-out and supporting service costs in an effort to control costs.

•Our employees are core to the operations of our business, and payroll and related costs, including stock-based compensation, is our largest expense. It is important to the success of our operations that we offer competitive compensation packages. However, we are focused on remaining disciplined in allocating our resources to support our faster growing security and cloud computing solutions, including maintaining operational efficiencies to mitigate the rising cost of talent. Over the past few years, we redesigned some of our compensation programs by shifting certain plans from a cash-based to stock-based program, such as our employer 401(k) match program in 2025. These programs are designed to better align employee incentives with the interests of our stockholders, which has increased our stock-based compensation.

•Depreciation expense related to our network equipment also contributes to our overall expense levels. In recent years, we have invested in our network, particularly as part of building out our compute infrastructure, which increased our capital expenditures and resulting depreciation expense. We plan to continue investing in our faster growing Cloud Infrastructure Services, including support for a new enterprise cloud computing customer and our new AIC. With the build out of our compute platform, we are experiencing a significant increase in server and memory costs due to market dynamics driven by hyperscalers. These cost increases will increase our future capital expenditures and resulting depreciation expense.

•Growth in our international operations incrementally increases our exposure to foreign currency fluctuations. Because we publicly report in U.S. dollars, our expenses are positively impacted when the U.S. dollar strengthens and are negatively impacted when the U.S. dollar weakens.

Recent Acquisitions

We acquired Fermyon in November 2025. With this acquisition we plan to deepen the integration between the edge functions platform and our performance and security products. The resulting cloud computing platform aims to make it even faster and easier for developers to build, deploy and secure applications at the edge that outperform cloud-native applications, for less money, the same way they can in core data centers today.

We acquired certain customer contracts from Edgio, Inc. ("Edgio") in December 2024 as part of a bankruptcy process. This acquisition is intended to further strengthen our existing delivery and other businesses as we transition the acquired customers to our platform and offer our portfolio of other services to them. We also acquired Noname Security in June 2024. Noname Security is intended to expand our existing API Security offering by providing more flexible deployment options, extensive vendor integrations and enhanced attack analysis. We believe this acquisition will accelerate our ability to meet increasing customer and market demand.

We acquired certain customer contracts from Lumen Technologies, Inc. ("Lumen") in October 2023 and from StackPath, LLC ("StackPath") in August 2023. These acquisitions are intended to further strengthen our existing delivery and other businesses as we transition the acquired customers to our platform and offer our portfolio of other services to them. We also acquired Neosec in May 2023, which is intended to complement our application and API security portfolio by extending its visibility into the rapidly growing API threat landscape, and StorageOS, Inc. ("StorageOS"), also known as Ondat, in March 2023, which is intended to strengthen our compute offerings.

Revenue and earnings generated from these acquisitions are included in our financial results since the dates of the acquisitions, but were not material. However, delivery revenue was positively impacted by customer contracts acquired from Edgio, Lumen and Stackpath. Additionally, of note, we added approximately 200 employees from the acquisition of Noname Security.

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

Results of Operations

The following sets forth, as a percentage of revenue, consolidated statements of income data for the years indicated:

	2025	2024	2023
Revenue	100%	100%	100%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	41	41	40
Research and development	12	12	11
Sales and marketing	14	14	14
General and administrative	16	16	16
Amortization of acquired intangible assets	3	2	2
Restructuring charge	1	2	1
Total costs and operating expenses (1)	87	87	83
Income from operations (1)	13	13	17
Interest and marketable securities income, net	2	3	1
Interest expense	(1)	(1)	—
Other expense, net	—	—	—
Income before provision for income taxes (1)	14	15	17
Provision for income taxes	(4)	(2)	(3)
Gain from equity method investment	—	—	—
Net income (1)	11%	13%	14%

(1) Amounts may not foot due to rounding.

Revenue

Revenue by solution category during the periods presented was as follows (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2025	2024	% Change	% Change at Constant Currency	2024	2023	% Change	% Change at Constant Currency
Security	$2,243,404	$2,042,661	10%	9%	$2,042,661	$1,765,267	16%	16%
Delivery	1,256,721	1,318,131	(5)	(5)	1,318,131	1,542,434	(15)	(14)
Cloud computing	708,050	630,376	12	12	630,376	504,219	25	25
Total revenue	$4,208,175	$3,991,168	5%	5%	$3,991,168	$3,811,920	5%	5%

The increases in our revenue in 2025 as compared to 2024, and 2024 as compared to 2023, were primarily the result of continued growth in sales of our security and cloud computing solutions, partially offset by a decline in revenue from our delivery solutions due to downward pricing of renewals.

The increases in security solutions revenue for 2025 as compared to 2024, and 2024 as compared to 2023, were due to growth of sales in key products in our security solutions portfolio, including our API security, web application and Guardicore segmentation solutions.

The decreases in delivery solutions revenue for 2025 as compared to 2024, and 2024 as compared to 2023, were due to downward pricing of contract renewals. Additionally, we believe macroeconomic headwinds are causing some customers to increase their focus on cost optimization, which negatively impacted traffic on our network and had a negative impact on delivery revenue. In 2024, these headwinds caused a large social media customer to increase their focus on cost optimization and "do-it-yourself" solutions, which additionally reduced traffic on our network. The decrease for 2025 as compared to 2024 was partially offset by incremental revenue from contracts acquired as part of our asset acquisitions, such as Edgio in December 2024.

The increase in cloud computing solutions revenue in 2025 as compared to 2024 was due to growth in Cloud Infrastructure Services, which includes compute, storage, cloud-native and networking solutions, along with the Akamai EdgeWorkers serverless products and partner solutions running on our compute platform. The increase in cloud computing revenue in 2024 as compared to 2023 was due to growth in sales of Cloud Infrastructure Services, as well as cloud optimization solutions, to new and existing customers.

Revenue derived in the U.S. and internationally during the periods presented is as follows (in thousands):

	For the Years Ended December 31,				For the Years Ended December 31,
	2025	2024	% Change	% Change at Constant Currency	2024	2023	% Change	% Change at Constant Currency
U.S.	$2,139,173	$2,075,533	3%	3%	$2,075,533	$1,968,779	5%	5%
As a percentage of revenue	51%	52%			52%	52%
International	2,069,002	1,915,635	8	7	1,915,635	1,843,141	4%	5
As a percentage of revenue	49%	48%			48%	48%
Total revenue	$4,208,175	$3,991,168	5%	5%	$3,991,168	$3,811,920	5%	5%

For each of the years ended December 31, 2025, 2024 and 2023, no single country outside of the U.S. accounted for 10% or more of revenue. Changes in foreign currency exchange rates positively impacted our revenue by $13.7 million in 2025 as compared to 2024, and negatively impacted our revenue by $22.5 million in 2024 as compared to 2023.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2025	2024	% Change	2024	2023	% Change
Co-location costs	$349,191	$308,314	13%	$308,314	$256,062	20%
Bandwidth fees	192,875	233,100	(17)	233,100	228,038	2
Network build-out and supporting services	236,644	193,607	22	193,607	215,557	(10)
Payroll and related costs	340,991	334,215	2	334,215	325,851	3
Acquisition-related costs	—	—	—	—	3,190	(100)
Stock-based compensation, including amortization of prior capitalized amounts	123,617	100,705	23	100,705	73,786	36
Depreciation of network equipment	328,221	282,106	16	282,106	231,500	22
Amortization of internal-use software	155,974	168,746	(8)	168,746	177,079	(5)
Total cost of revenue	$1,727,513	$1,620,793	7%	$1,620,793	$1,511,063	7%
As a percentage of revenue	41%	41%		41%	40%

The increase in cost of revenue for 2025 as compared to 2024 was primarily due to:

•co-location costs and depreciation of network equipment as a result of investment in our network, particularly as we build out our compute platform to support future growth and scalability;
•network build-out and supporting services, particularly due to our partner program costs related to our cloud computing solutions; and
•payroll and related costs, including stock-based compensation, as a result of headcount growth, annual merit increases and increased achievement of our performance-based compensation plans; additionally, stock-based compensation increased due to the shift in some of our compensation programs from cash-based to stock-based for certain employees, including our employer 401(k) match program, effective in 2025, which partially offset the increase in payroll and related costs.

These increases were partially offset by lower bandwidth fees, resulting from improved pricing and operational efficiencies on our network.

The increase in cost of revenue for 2024 as compared to 2023 was primarily due to:

•co-location costs and depreciation of network equipment as a result of investment in our network, particularly as we are building out our compute platform to support future growth and scalability; and
•payroll and related costs, including stock-based compensation, as a result of headcount growth from our strategic initiatives and annual merit increases, as well as the shift in timing of our performance-based compensation. Additionally, stock-based compensation increased due to a shift in our compensation programs from cash-based to stock-based for certain employees.

The increase in cost of revenue for 2024 as compared to 2023 was partially offset by lower network build-out and supporting services due to a decrease in third-party cloud costs as we have migrated third-party cloud services onto our own compute platform and have focused on optimizing third-party cloud spending.

During 2026, we expect our cost of revenue to increase as compared to 2025. In particular, our co-location costs, bandwidth fees, depreciation of network equipment and amortization of internal-use software is expected to increase as we continue to invest in our compute platform to provide us the ability to scale. Due to the market dynamics driven by the hyperscalers, we are also experiencing price increases for co-location, server and memory costs, which will increase our co-location costs and depreciation of network equipment. Additionally, we expect network build-out and supporting services to increase due to our partner programs to support the growth of our cloud computing solutions.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2025	2024	% Change	2024	2023	% Change
Payroll and related costs	$601,288	$562,286	7%	$562,286	$494,803	14%
Stock-based compensation	169,404	152,114	11	152,114	123,896	23
Capitalized salaries and related costs	(286,816)	(272,320)	5	(272,320)	(239,928)	14
Acquisition-related costs	—	—	—	—	721	(100)
Other expenses	29,684	28,796	3	28,796	26,556	8
Total research and development	$513,560	$470,876	9%	$470,876	$406,048	16%
As a percentage of revenue	12%	12%		12%	11%

The increase in research and development expenses for 2025 as compared to 2024 was primarily due to higher payroll and related costs, including stock-based compensation, as a result of headcount growth from our strategic initiatives, annual merit increases and the increased achievement of our performance-based compensation plans. Additionally, stock-based compensation increased due to a shift in our employer 401(k) match program from cash-based to stock-based, effective in 2025, which partially offset the increase in payroll and related costs.

The increase in research and development expenses for 2024 as compared to 2023 was primarily due to higher payroll and related costs, including stock-based compensation, as a result of headcount growth from our strategic initiatives and annual merit increases, as well as the shift in timing of our performance-based compensation. These increases were partially offset by increases in capitalized salaries and related costs as we had additional resources focused on development activities related to our platform and solutions.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. For the years ended December 31, 2025, 2024 and 2023, we capitalized $114.8 million, $99.6 million and $77.0 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, ranging from two to ten years based on the software developed and its expected useful life.

We expect our research and development costs to increase in 2026, in particular payroll and related costs, including stock-based compensation, in support of our faster growing security and cloud computing solutions. We also expect stock-based compensation to increase in 2026 as a result of a new stock-based retirement program effective in 2026. However, we plan to continue to carefully manage costs in an effort to manage our operating margins.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2025	2024	% Change	2024	2023	% Change
Payroll and related costs	$388,555	$393,584	(1)%	$393,584	$376,305	5%
Stock-based compensation	90,198	77,593	16	77,593	66,453	17
Marketing programs and related costs	57,202	53,893	6	53,893	59,151	(9)
Acquisition-related costs	—	—	—	—	1,387	(100)
Other expenses	38,347	31,711	21	31,711	29,930	6
Total sales and marketing	$574,302	$556,781	3%	$556,781	$533,226	4%
As a percentage of revenue	14%	14%		14%	14%

The increase in sales and marketing expenses for 2025 as compared to 2024 was primarily due to higher stock-based compensation as a result of the increased achievement of our performance-based compensation plans and a shift in our employer 401(k) match program from cash-based to stock-based, effective in 2025. Other expenses also increased as a result of professional service fees associated with our go-to-market transformation initiative.

The increase in sales and marketing expenses for 2024 as compared to 2023 was due to higher payroll and related costs, including stock-based compensation, as a result of annual merit increases and employees acquired through the Noname Security acquisition, as well as the shift in timing of our performance-based compensation. These increases were partially offset by a reduction in marketing programs and related costs as a result of the timing of events and advertising campaigns.

During 2026, we expect our sales and marketing expenses to increase as compared to 2025, in particular payroll and related costs, including stock-based compensation, primarily due to our reinvestment in headcount as part of our go-to-market strategy to drive acquisition of new customers for our faster growing security and cloud computing solutions. However, we plan to continue to carefully manage costs in an effort to manage our operating margins.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Years Ended December 31,			For the Years Ended December 31,
	2025	2024	% Change	2024	2023	% Change
Payroll and related costs	$232,671	$225,687	3%	$225,687	$218,272	3%
Stock-based compensation	122,624	102,494	20	102,494	94,316	9
Depreciation and amortization	66,909	66,184	1	66,184	65,817	1
Facilities-related costs	86,081	86,671	(1)	86,671	90,061	(4)
Provision for doubtful accounts	6,324	3,919	61	3,919	1,649	138
Acquisition-related costs	3,247	7,502	(57)	7,502	8,050	(7)
Software and related service costs	70,361	56,557	24	56,557	55,714	2
Other expenses	68,522	72,771	(6)	72,771	66,972	9
Total general and administrative	$656,739	$621,785	6%	$621,785	$600,851	3%
As a percentage of revenue	16%	16%		16%	16%

The increase in general and administrative expenses for 2025 as compared to 2024 was primarily due to higher stock-based compensation as a result of the increased achievement of our performance-based compensation plans, an increase in the number of participants in the equity compensation program, as well as a shift in our employer 401(k) match program from cash-based to stock-based effective in 2025, which increased stock-based compensation and partially offset the increase in payroll and related costs. Additionally, software and related service costs increased as we transition to and expand usage of cloud-based applications to support our operations.

The increase in general and administrative expenses for 2024 as compared to 2023 was primarily due to higher payroll and related costs, including stock-based compensation, as a result of annual merit increases and the shift in timing of our performance-based compensation. Additionally, other expenses increased due to professional service fees to support our business. These increases were partially offset by decreased facilities-related costs as we exited certain facilities in connection with our FlexBase program.

During 2026, we expect our general and administrative expenses to increase as compared to 2025, to support the operations of the business. In particular, we expect stock-based compensation to increase in 2026 as a result of a new stock-based retirement program effective in 2026. However, we plan to continue to carefully manage costs in an effort to manage our operating margins.

Amortization of Acquired Intangible Assets

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2025	2024	% Change	2024	2023	% Change
Amortization of acquired intangible assets	$111,066	$92,081	21%	$92,081	$66,751	38%
As a percentage of revenue	3%	2%		2%	2%

The increase in amortization of acquired intangible assets for 2025 as compared to 2024, and 2024 as compared to 2023, was the result of amortization of acquired intangible assets related to our recent acquisitions. Based on acquired intangible assets as of December 31, 2025, future amortization is expected to be $100.2 million, $85.6 million, $79.0 million, $74.0 million and $66.7 million for the years ending December 31, 2026, 2027, 2028, 2029 and 2030, respectively.

Restructuring Charge

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2025	2024	% Change	2024	2023	% Change
Restructuring charge	$58,051	$95,441	(39)%	$95,441	$56,643	68%
As a percentage of revenue	1%	2%		2%	1%

The restructuring charge in 2025 was primarily driven by management's commitment to an action to restructure certain parts of the company to align investments and simplify organizational structure to long-term growth priorities. The charge included severance and related expenses for certain headcount reductions, as well as impairments of acquired intangible assets and capitalized internal-use software. We do not expect to incur material additional charges related to this action.

The restructuring charge in 2024 was primarily driven by management's commitment to an action with the primary intent to redeploy resources to support our strategic investments and as a result of our completed acquisitions. The restructuring charge included severance and related expenses for certain headcount reductions, as well as impairments of acquired intangible assets and capitalized internal-use software. We do not expect to incur material additional charges related to this action.

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

Non-Operating Income (Expense)

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2025	2024	% Change	2024	2023	% Change
Interest and marketable securities income, net	$70,808	$100,280	(29)%	$100,280	$45,194	122%
As a percentage of revenue	2%	3%		3%	1%
Interest expense	$(30,759)	$(27,117)	13%	$(27,117)	$(17,709)	53%
As a percentage of revenue	(1)%	(1)%		(1)%	—%
Other expense, net	$(4,588)	$(19,561)	(77)%	$(19,561)	$(12,296)	59%
As a percentage of revenue	—%	—%		—%	—%

Interest and marketable securities income, net primarily consists of interest earned on invested cash and marketable securities balances and income and losses on mutual funds that are associated with our employee non-qualified deferred compensation plan. The decrease to interest and marketable securities income, net for 2025 as compared to 2024, was due to a reduction of cash and marketable securities balances and re-positioning our investments to cash equivalents, yielding lower interest, in 2025 in order to repay our $1,150.0 million convertible senior notes that became due in May 2025. This decrease was partially offset by interest earned as a result of purchases of new marketable securities with the proceeds of our convertible senior notes that were issued in May 2025. The increase to interest and marketable securities income, net for 2024 as compared to 2023, was the result of increased cash, cash equivalents and marketable securities balances received from our August 2023 issuance of $1,265.0 million in par value of convertible senior notes due 2029 and higher interest rates, as well as increased gains associated with the non-qualified deferred compensation plan.

Interest expense is related to our debt transactions, which are described in Note 11 to the consolidated financial statements included elsewhere in this annual report on Form 10-K. The increase to interest expense for 2025 as compared to 2024 was primarily due to the May 2025 issuance of $1,725.0 million in par value of convertible senior notes due 2033. The increase to interest expense for 2024 as compared to 2023 was primarily due to the August 2023 issuance of $1,265.0 million in par value of convertible senior notes due 2029.

Other expense, net primarily represents net foreign exchange gains and losses mainly due to foreign exchange rate fluctuations on the remeasurement of monetary assets and liabilities that are not denominated in the functional currency as well as other non-operating expense and income items. Other expense, net for 2025 and 2024 also includes a net gain of $9.4 million and impairments of $5.1 million, respectively, from cost method investments. Other expense, net may fluctuate in the future based on changes in foreign currency exchange rates or other events.

Provision for Income Taxes

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2025	2024	% Change	2024	2023	% Change
Provision for income taxes	$150,374	$82,095	83%	$82,095	$106,373	(23)%
As a percentage of revenue	4%	2%		2%	3%
Effective income tax rate	25%	14%		14%	16%

The increase in the provision for income taxes for 2025 as compared to 2024 was mainly due to a shortfall in the tax benefit related to stock-based compensation, the benefit from an intercompany sale of intellectual property in 2024 that did not recur in 2025, revaluation of deferred tax assets and a decrease in the benefit of U.S. federal and state research and development credits.

The decrease in the provision for income taxes for 2024 as compared to 2023 was mainly due to the benefit from an intercompany sale of intellectual property, an increase in the excess tax benefit related to stock-based compensation, lower profitability and an increase in the benefit of U.S. federal and state research and development credits. These amounts were partially offset by a decrease in foreign income taxed at lower rates, an increase in non-deductible transfer pricing and an increase in certain tax reserves.

For the year ended December 31, 2025, our effective income tax rate was higher than the federal statutory tax rate due to non-deductible stock-based compensation, revaluation of deferred tax assets and a shortfall in the tax benefit related to stock-

based compensation. These amounts were partially offset by foreign income taxed at lower rates and the benefit of U.S. federal, state and foreign research and development credits.

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

Our effective income tax rate may fluctuate between fiscal years and from quarter to quarter due to items arising from discrete events, such as tax benefits from the settlement of employee equity awards, tax law changes and settlements of tax audits and assessments. Our effective income tax rate is also impacted by, and may fluctuate in any given period because of, the composition of income in foreign jurisdictions where tax rates differ depending on the local statutory rates. The OECD and participating OECD member countries continue to work toward the enactment of a 15% global minimum corporate tax rate for large multinational enterprise groups, also known as "Pillar Two." Many of the participating countries have enacted legislation that became effective beginning in 2024, while other countries continue to work on defining the underlying rules and administrative procedures. Although the enactment and effective legislation in many countries was applicable to us beginning on January 1, 2024, and increased our effective income tax rate, the increase did not have a material impact on our overall results of operations or cash flows.

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The OBBBA did not have a material impact on our consolidated financial statements for the annual period ending December 31, 2025.

Gain from Equity Method Investment

	For the Years Ended December 31,			For the Years Ended December 31,
(in thousands)	2025	2024	% Change	2024	2023	% Change
Gain from equity method investment	$—	$—	—%	$—	$(1,475)	100%
As a percentage of revenue	—%	—%		—%	—%

The gain from equity method investment relates to our investment with MUFG in a joint venture, GO-NET. GO-NET intended to operate a blockchain-based online payment network. However, GO-NET operations were suspended in February 2022, and ultimately liquidated in August 2023. The gain from equity method investment in 2023 was related to the liquidation and disbursement of our portion of GO-NET's remaining assets, which were previously impaired. We do not expect additional activity related to this investment.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Income from operations	$566,944	$533,411	$637,338
Amortization of acquired intangible assets	111,066	92,081	66,751
Stock-based compensation	459,402	393,378	328,467
Amortization of capitalized stock-based compensation and capitalized interest expense	50,890	42,910	32,981
Restructuring charge	58,051	95,441	56,643
Acquisition-related costs	3,247	7,502	13,345
Legal settlements	4,000	2,500	—
Non-GAAP income from operations	$1,253,600	$1,167,223	$1,135,525

GAAP operating margin	13%	13%	17%
Non-GAAP operating margin	30%	29%	30%

The following table reconciles GAAP net income to non-GAAP net income for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Net income	$452,031	$504,918	$547,629
Amortization of acquired intangible assets	111,066	92,081	66,751
Stock-based compensation	459,402	393,378	328,467
Amortization of capitalized stock-based compensation and capitalized interest expense	50,890	42,910	32,981
Restructuring charge	58,051	95,441	56,643
Acquisition-related costs	3,247	7,502	13,345
Legal settlements	4,000	2,500	—
Amortization of debt issuance costs	7,053	6,521	5,341
(Gain) loss on cost method investments, net	(9,370)	5,066	(311)
Gain from equity method investment	—	—	(1,475)
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(89,945)	(154,735)	(89,364)
Non-GAAP net income	$1,046,425	$995,582	$960,007

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the years ended December 31, 2025, 2024 and 2023 (in thousands, except per share data):

	2025	2024	2023
GAAP net income per diluted share	$3.07	$3.27	$3.52
Adjustments to net income:
Amortization of acquired intangible assets	0.76	0.60	0.43
Stock-based compensation	3.12	2.55	2.11
Amortization of capitalized stock-based compensation and capitalized interest expense	0.35	0.28	0.21
Restructuring charge	0.39	0.62	0.36
Acquisition-related costs	0.02	0.05	0.09
Legal settlements	0.03	0.02	—
Amortization of debt issuance costs	0.05	0.04	0.03
(Gain) loss on cost method investments, net	(0.06)	0.03	—
Gain from equity method investment	—	—	(0.01)
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.61)	(1.00)	(0.58)
Adjustment for shares (1)	—	0.03	0.02
Non-GAAP net income per diluted share (2)	$7.12	$6.48	$6.20

Shares used in GAAP per diluted share calculations	147,023	154,346	155,397
Impact of benefit from note hedge transactions (1)	—	(744)	(574)
Shares used in non-GAAP per diluted share calculations (1)	147,023	153,602	154,823

(1) Shares used in non-GAAP per diluted share calculations have been adjusted for the years ended December 31, 2024 and 2023, for the benefit of our note hedge transactions. During these periods, our average stock price was in excess of $95.10, which is the initial conversion price of our convertible senior notes which matured in May 2025. See further definition below.

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

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Net income	$452,031	$504,918	$547,629
Amortization of acquired intangible assets	111,066	92,081	66,751
Stock-based compensation	459,402	393,378	328,467
Amortization of capitalized stock-based compensation and capitalized interest expense	50,890	42,910	32,981
Restructuring charge	58,051	95,441	56,643
Acquisition-related costs	3,247	7,502	13,345
Legal settlements	4,000	2,500	—
Interest and marketable securities income, net	(70,808)	(100,280)	(45,194)
Interest expense	30,759	27,117	17,709
Provision for income taxes	150,374	82,095	106,373
Depreciation and amortization	548,012	514,455	472,035
(Gain) loss on cost method investments, net	(9,370)	5,066	(311)
Gain from equity method investment	—	—	(1,475)
Other expense, net	13,958	14,495	12,607
Adjusted EBITDA	$1,801,612	$1,681,678	$1,607,560

Net income margin	11%	13%	14%
Adjusted EBITDA margin	43%	42%	42%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of December 31, 2025, our cash, cash equivalents and marketable securities, which are detailed in Note 3 to the consolidated financial statements included elsewhere in this annual report on Form 10-K, totaled $1.9 billion. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy is also designed to limit the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of December 31, 2025, we had cash and cash equivalents of $382.7 million held in accounts outside the U.S. The U.S. Tax Cuts and Jobs Act establishes a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact. As a result, our liquidity is not expected to be materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Net income	$452,031	$504,918	$547,629
Non-cash reconciling items included in net income	1,239,811	1,048,595	931,507
Changes in operating assets and liabilities	(173,077)	(34,342)	(130,697)
Net cash provided by operating activities	$1,518,765	$1,519,171	$1,348,439

The decrease in cash provided by operating activities for 2025 as compared to 2024 was due to timing of customer collections and severance payments occurring in 2025 related to our restructuring action in the third quarter of 2024, as well as higher income tax payments driven by intercompany sales of intellectual property. These decreases were partially offset by the shift of our employer 401(k) match program from cash-based to stock-based effective in 2025.

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

Cash Used in Investing Activities

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Cash paid for business acquisitions, net of cash acquired	$(55,112)	$(434,066)	$(106,171)
Cash paid for asset acquisitions	(29,930)	(132,835)	(120,985)
Purchases of property and equipment and capitalization of internal-use software development costs	(819,500)	(685,267)	(730,040)
Net marketable securities activity	369,093	449,516	(884,973)
Other, net	(5,294)	3,973	(6,069)
Net cash used in investing activities	$(540,743)	$(798,679)	$(1,848,238)

The decrease in cash used in investing activities in 2025 as compared to 2024 was due to:

•the acquisitions of Noname Security and Edgio in 2024; and
•a decrease in net marketable securities activity, primarily due to higher purchases compared to maturities and sales, which resulted from net proceeds from our convertible senior notes activities.

These decreases were partially offset by higher purchases of property and equipment related to network expansion, primarily for our compute infrastructure.

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

Cash (Used in) Provided by Financing Activities

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Net convertible senior notes activity	$276,245	$—	$1,101,028
Activity related to stock-based compensation	(61,320)	(111,663)	(3,243)
Repurchases of common stock	(799,963)	(557,468)	(654,046)
Other, net	(2,998)	(10,504)	(360)
Net cash (used in) provided by financing activities	$(588,036)	$(679,635)	$443,379

The decrease in cash used in financing activities in 2025 as compared to 2024 was primarily due to net convertible senior notes activity and decreased employee taxes paid in 2025 driven by a reduction in stock price. During 2025, we issued $1,725.0 million in par value of convertible senior notes and repaid $1,150.0 million in convertible senior notes which were due in May 2025. These decreases were partially offset by the increase in repurchases of our common stock as part of our share repurchase program.

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

In October 2021, our board of directors authorized a $1.8 billion share repurchase program that was effective from January 2022 through December 2024. In May 2024, our board of directors authorized a new $2.0 billion share repurchase program, effective May 2024 through June 2027, which was in addition to amounts remaining under the January 2022 program. As of December 31, 2025, the January 2022 program was fully utilized and $1.2 billion remains available for repurchase on the May 2024 program. During 2025, 2024 and 2023, we repurchased 10.0 million, 5.6 million and 7.8 million shares of our common stock, respectively, at an average price per share of $79.77, $99.14 and $83.83, respectively. Our goals for the share repurchase programs are to offset the dilution created by our employee equity compensation programs over time and provide the flexibility to return capital to stockholders as business and market conditions warrant, while still preserving our ability to pursue other strategic opportunities. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

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

As of December 31, 2025, we had $4,140.0 million of convertible senior notes outstanding that are senior unsecured obligations and bear interest payable semi-annually in arrears. These notes mature between September 2027 and May 2033. The terms of the notes and hedge and warrant transactions are discussed more fully in Note 11 to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Revolving Credit Facilities

In January 2025, we entered into a $150.0 million uncommitted revolving credit agreement ("2025 Credit Agreement"). Any outstanding borrowings are secured by collateral, consisting primarily of available-for-sale marketable securities. The 2025 Credit Agreement does not expire but is cancellable at any time and any borrowings can be due on demand. Borrowings under the 2025 Credit Agreement will bear a specified interest rate, based on the Secured Overnight Financing Rate, and interest period at the time of the confirmed borrowing. There were no outstanding borrowings under the 2025 Credit Agreement as of December 31, 2025.

In November 2022, we entered into a $500.0 million, five-year revolving credit agreement ("2022 Credit Agreement"), which allows us to borrow up to $500.0 million at various interest rates and contains customary representations and warranties, affirmative and negative covenants and events of default. The 2022 Credit Agreement was amended in May 2025 to increase the aggregate revolving commitments from $500.0 million to $1.0 billion and to extend the expiration one year to November 2028. As of December 31, 2025, we were in compliance with all covenants. There were no outstanding borrowings under the 2022 Credit Agreement as of December 31, 2025.

The terms of the revolving credit agreements are discussed more fully in Note 11 to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Operating Leases

We have entered into operating leases for real estate assets related to office space and co-location assets related to space or racks at co-location facilities and related equipment for our servers and other networking equipment. In addition, we have entered into an operating lease with a data center operator for space in the Virginia area that we contemporaneously subleased to an affiliate of a large social media customer. A portion of the space at the subleased data center commenced in 2025, with the remainder of the space commencing in January 2026. Both the lease payments and associated sublease income are expected to substantially offset each other.

As of December 31, 2025, the total obligation under these agreements was $1,865.9 million, of which $560.3 million is for the subleased data center. In the next 12 months, $342.5 million of the total obligation is payable, including $43.6 million for the subleased data center obligation. We have also executed additional operating leases of $465.1 million, of which substantially all are expected to commence in 2026, including $187.1 million for the subleased data center. The operating lease terms and maturities are discussed more fully in Note 12 to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, stockholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See Note 13 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during 2025 and 2024 was determined to be immaterial.

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

Goodwill and Acquired Intangible Assets

We test goodwill for impairment on an annual basis, as of December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We have concluded that we have one reporting unit and that our chief operating decision maker is our chief executive officer and the executive management team. We have assigned the entire balance of goodwill to our one reporting unit. The fair value of the reporting unit was based on our market capitalization as of each of December 31, 2025 and 2024, and it was substantially in excess of the carrying value of the reporting unit at each date.

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

Stock-Based Compensation

We issue stock awards as part of our compensation program which includes restricted stock, restricted stock units, deferred stock units and employee stock purchases related to our employee stock purchase plan. For equity classified awards, we measure the fair value of these awards at the grant date and recognize such fair value as expense over the vesting period. For liability classified awards, the fair value is determined each reporting period beginning at the grant date until final vesting. We have selected the Black-Scholes option pricing model to determine the fair value of stock awards issued under our 1999 Employee Stock Purchase Plan and the Monte Carlo simulation model to determine the fair value of market-based restricted stock unit awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected life of the stock awards and the volatility of the underlying common stock. Our assumptions may differ from those used in prior periods. Changes to the assumptions may have an impact on the fair value of stock awards, which could have an impact on our financial statements. Judgment is also required in estimating the number of stock awards that are expected to be forfeited. Should our actual forfeiture rates differ significantly from our estimates, our stock-based compensation expense and results of operations could be materially impacted. In addition, for awards that vest and become exercisable only upon achievement of specified performance conditions, we make judgments and estimates each quarter about the probability that such performance conditions will be met or achieved. Changes to the estimates we make from time to time may have an impact on our stock-based compensation expense and our results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our portfolio of cash equivalents and short- and long-term investments is maintained in a variety of securities that are detailed in Note 3 to the consolidated financial statements included elsewhere in this annual report on Form 10-K. The majority of our investments are classified as available-for-sale securities and carried at fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes. If market interest rates were to increase by 100 basis points, reflected uniformly across the yield curve regardless of the duration to maturity, from December 31, 2025 levels, the fair value of our available-for-sale portfolio would decline by approximately $14.2 million.

As of December 31, 2025, we had $4,140.0 million in aggregate principal amount of convertible senior notes outstanding that are senior unsecured obligations with fixed annual interest rates. The terms of the notes are discussed more fully in Note 11 to our consolidated financial statements included elsewhere in this annual report on Form 10-K. Due to the fixed annual interest rate, these notes do not give rise to financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the notes at face value less an unamortized discount on our consolidated balance sheet, and we present the fair value for required disclosure purposes only.

Our exposure to risk for changes in interest rates relates primarily to any borrowings under our credit agreements, which have variable rates of interest. There were no outstanding borrowings under the 2025 Credit Agreement or 2022 Credit Agreement as of December 31, 2025.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than functional currencies result in gains and losses that are reflected in our consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our consolidated statements of income within other expense, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the years ended December 31, 2025, 2024 and 2023. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk
Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of December 31, 2025, there was one customer with an accounts receivable balance greater than 10% of total accounts receivable. As of December 31, 2024, no customer had an accounts receivable balance greater than 10% of total accounts receivable. We believe that at December 31, 2025, the concentration of credit risk related to accounts receivable was insignificant.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Akamai Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Akamai Technologies, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition

As described in Notes 2 and 16 to the consolidated financial statements, the Company’s total revenue was $4.208 billion for the year ended December 31, 2025. The Company primarily derives revenue from the sale of services to customers executing contracts having terms of one year or longer. Services included in the Company’s contracts consist of security solutions, the delivery of content, applications and software over the internet, cloud computing solutions and professional services. Revenue is recognized upon transfer of control of promised services in an amount that reflects the consideration the Company expects to receive in exchange for those services. Most security, delivery and cloud computing services represent stand-ready obligations that are satisfied over time as the customer simultaneously receives and consumes the benefits provided by the Company. Accordingly, revenue for those services is recognized over time, generally ratably over the term of the arrangement due to consistent monthly usage commitments that expire each period. A small percentage of the Company's contracts are satisfied at a point in time, such as one-time professional services contracts, integration services and most license sales where the primary obligation is delivery of the license at the start of the term. In these cases, revenue is recognized at a point in time of delivery or satisfaction of the performance obligation.

The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are a high degree of auditor effort involved in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition, including controls over the recording of revenue at the amount of consideration the Company expects to receive as the promised services are delivered to the customer. These procedures also included, among others, (i) evaluating and recalculating, on a sample basis, the revenue recognized by obtaining and inspecting source documents, such as executed contracts, invoices, and delivery documents; (ii) testing the delivery documents provided by management; and (iii) confirming a sample of outstanding customer invoice balances as of December 31, 2025, and for confirmations not returned, obtaining and inspecting source documents, such as executed contracts, invoices, delivery documents, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 20, 2026

We have served as the Company’s auditor since 1998.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$930,231	$517,707
Marketable securities	256,302	1,078,876
Accounts receivable, net of reserves of $7,706 and $3,522 at December 31, 2025 and 2024, respectively	793,666	727,687
Prepaid expenses and other current assets	306,481	253,827
Total current assets	2,286,680	2,578,097
Marketable securities	733,228	275,592
Property and equipment, net	2,333,462	1,995,071
Operating lease right-of-use assets	1,469,700	1,006,738
Acquired intangible assets, net	614,542	727,585
Goodwill	3,206,525	3,151,077
Deferred income tax assets	622,776	483,249
Other assets	212,730	151,376
Total assets	$11,479,643	$10,368,785
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$125,054	$130,447
Accrued expenses	319,622	370,888
Deferred revenue	151,186	149,222
Convertible senior notes	—	1,149,116
Operating lease liabilities	336,613	259,134
Other current liabilities	35,043	32,516
Total current liabilities	967,518	2,091,323
Deferred revenue	17,088	26,314
Deferred income tax liabilities	31,089	16,066
Convertible senior notes	4,105,355	2,396,695
Operating lease liabilities	1,233,420	829,660
Other liabilities	147,802	130,370
Total liabilities	6,502,272	5,490,428
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 149,711,094 shares issued and 144,711,094 shares outstanding at December 31, 2025, and 155,647,988 shares issued and 150,025,096 outstanding at December 31, 2024	1,497	1,556
Additional paid-in capital	2,080,487	2,618,384
Accumulated other comprehensive loss	(94,756)	(155,993)
Treasury stock, at cost; 5,000,000 shares at December 31, 2025, and 5,622,892 shares at December 31, 2024	(434,786)	(558,488)
Retained earnings	3,424,929	2,972,898
Total stockholders’ equity	4,977,371	4,878,357
Total liabilities and stockholders’ equity	$11,479,643	$10,368,785

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	For the Years Ended December 31,
	2025	2024	2023
Revenue	$4,208,175	$3,991,168	$3,811,920
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	1,727,513	1,620,793	1,511,063
Research and development	513,560	470,876	406,048
Sales and marketing	574,302	556,781	533,226
General and administrative	656,739	621,785	600,851
Amortization of acquired intangible assets	111,066	92,081	66,751
Restructuring charge	58,051	95,441	56,643
Total costs and operating expenses	3,641,231	3,457,757	3,174,582
Income from operations	566,944	533,411	637,338
Interest and marketable securities income, net	70,808	100,280	45,194
Interest expense	(30,759)	(27,117)	(17,709)
Other expense, net	(4,588)	(19,561)	(12,296)
Income before provision for income taxes	602,405	587,013	652,527
Provision for income taxes	(150,374)	(82,095)	(106,373)
Gain from equity method investment	—	—	1,475
Net income	$452,031	$504,918	$547,629
Net income per share:
Basic	$3.11	$3.34	$3.59
Diluted	$3.07	$3.27	$3.52
Shares used in per share calculations:
Basic	145,402	151,392	152,510
Diluted	147,023	154,346	155,397

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Net income	$452,031	$504,918	$547,629
Other comprehensive gain (loss):
Foreign currency translation adjustments	59,563	(59,064)	18,439
Change in unrealized gain (loss) on investments, net of income tax (expense) benefit of $(522), $515 and $(8,562) for the years ended December 31, 2025, 2024 and 2023, respectively	1,674	(1,599)	26,563
Other comprehensive gain (loss)	61,237	(60,663)	45,002
Comprehensive income	$513,268	$444,255	$592,631

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$452,031	$504,918	$547,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	708,611	648,410	570,776
Stock-based compensation	459,402	393,378	328,467
Provision (benefit) for deferred income taxes	26,653	(70,268)	(22,987)
Amortization of debt issuance costs	7,053	6,521	5,341
(Gain) loss on investments	(9,370)	5,066	(311)
Other non-cash reconciling items, net	47,462	65,488	50,221
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(59,437)	(22,300)	(49,203)
Prepaid expenses and other current assets	(43,749)	(46,094)	(18,726)
Accounts payable and accrued expenses	(48,577)	344	(39,825)
Deferred revenue	(13,054)	20,687	48
Other current liabilities	965	26,860	1,516
Other non-current assets and liabilities	(9,225)	(13,839)	(24,507)
Net cash provided by operating activities	1,518,765	1,519,171	1,348,439
Cash flows from investing activities:
Cash paid for business acquisitions, net of cash acquired	(55,112)	(434,066)	(106,171)
Cash paid for asset acquisitions	(29,930)	(132,835)	(120,985)
Purchases of property and equipment	(507,786)	(390,433)	(457,909)
Capitalization of internal-use software development costs	(311,714)	(294,834)	(272,131)
Purchases of short- and long-term marketable securities	(964,590)	(236,176)	(1,461,890)
Proceeds from sales of short- and long-term marketable securities	273,375	333,069	201,585
Proceeds from maturities and redemptions of short- and long-term marketable securities	1,060,308	352,623	375,332
Other, net	(5,294)	3,973	(6,069)
Net cash used in investing activities	(540,743)	(798,679)	(1,848,238)

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(in thousands)	For the Years Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	250,000	—	90,000
Repayment of borrowings under revolving credit facility	(250,000)	—	(90,000)
Proceeds from the issuance of convertible senior notes, net of issuance costs	1,701,202	—	1,247,388
Proceeds from the issuance of warrants related to convertible senior notes	330,855	—	90,195
Purchases of note hedges related to convertible senior notes	(605,820)	—	(236,555)
Repayment of convertible senior notes	(1,149,992)	—	—
Proceeds related to the issuance of common stock under stock plans	62,450	61,513	62,979
Employee taxes paid related to net share settlement of stock awards	(123,770)	(173,176)	(66,222)
Repurchases of common stock	(799,963)	(557,468)	(654,046)
Other, net	(2,998)	(10,504)	(360)
Net cash (used in) provided by financing activities	(588,036)	(679,635)	443,379
Effects of exchange rate changes on cash, cash equivalents and restricted cash	22,238	(12,243)	3,868
Net increase (decrease) in cash, cash equivalents and restricted cash	412,224	28,614	(52,552)
Cash, cash equivalents and restricted cash at beginning of year	519,084	490,470	543,022
Cash, cash equivalents and restricted cash at end of year	$931,308	$519,084	$490,470

Supplemental disclosure of cash flow information:
Cash paid for interest expense	23,293	20,420	6,328
Cash paid for operating lease liabilities	329,674	288,067	257,961
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	742,969	356,912	333,590
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	55,479	55,515	65,048
Capitalization of stock-based compensation	126,046	107,488	83,676

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$930,231	$517,707	$489,468
Restricted cash	1,077	1,377	1,002
Cash, cash equivalents and restricted cash	$931,308	$519,084	$490,470

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2023	156,494,816	$1,565	$2,578,603	$—	$(140,332)	$1,920,351	$4,360,187
Issuance of common stock upon the exercise of stock options and vesting of restricted and deferred stock units, net of shares withheld for employee taxes	1,743,329	17	(69,621)				(69,604)
Issuance of common stock under employee stock purchase plan	796,541	8	62,357				62,365
Stock-based compensation			398,495				398,495
Issuance of warrants related to convertible senior notes			90,195				90,195
Purchase of note hedge related to convertible senior notes, net of deferred taxes of $57,628			(178,927)				(178,927)
Repurchases of common stock	(7,801,778)			(658,187)			(658,187)
Treasury stock retirement		(78)	(658,109)	658,187			—
Net income						547,629	547,629
Foreign currency translation adjustment					18,439		18,439
Change in unrealized gain on investments, net of tax					26,563		26,563
Balance at December 31, 2023	151,232,908	$1,512	$2,222,993	$—	$(95,330)	$2,467,980	$4,597,155
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	3,627,278	36	(172,560)				(172,524)
Issuance of common stock under employee stock purchase plan	787,802	8	61,123				61,131
Stock-based compensation			506,828				506,828
Repurchases of common stock	(5,622,892)			(558,488)			(558,488)
Net income						504,918	504,918
Foreign currency translation adjustment					(59,064)		(59,064)
Change in unrealized loss on investments, net of tax					(1,599)		(1,599)
Balance at December 31, 2024	150,025,096	1,556	2,618,384	(558,488)	(155,993)	2,972,898	4,878,357

AKAMAI TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, continued

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	150,025,096	1,556	2,618,384	(558,488)	(155,993)	2,972,898	4,878,357
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	3,405,612	35	(123,812)				(123,777)
Issuance of common stock under employee stock purchase plan	965,639	9	62,313				62,322
Stock-based compensation			545,322				545,322
Issuance of warrants related to convertible senior notes			330,855				330,855
Purchase of note hedge related to convertible senior notes, net of deferred taxes of $149,509			(456,311)				(456,311)
Repurchases of common stock	(10,028,703)			(804,077)			(804,077)
Re-issuance of treasury stock for 401(k) employer match	343,450			31,412			31,412
Treasury stock retirement		(103)	(896,264)	896,367			—
Net income						452,031	452,031
Foreign currency translation adjustment					59,563		59,563
Change in unrealized gain on investments, net of tax					1,674		1,674
Balance at December 31, 2025	144,711,094	$1,497	$2,080,487	$(434,786)	$(94,756)	$3,424,929	$4,977,371

The accompanying notes are an integral part of the consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) develops and provides solutions for global enterprises to build, secure and accelerate their applications and digital experiences. Its massively distributed global infrastructure is comprised of core and distributed compute sites, more than 4,300 edge points-of-presence in over 130 countries and approximately 700 cities. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company is currently organized and operates as one operating and reportable segment.

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

Incremental Costs to Obtain a Contract with a Customer

The Company capitalizes incremental costs associated with obtaining customer contracts, specifically certain commission and incentive payments. The Company pays commissions and incentives up-front based on contract value upon signing a new arrangement with a customer and upon renewal and upgrades of existing contracts with customers if the renewal and upgrades result in a net incremental increase in contract value. To the extent commissions and incentives are earned, the expenses, including estimated payroll taxes, are deferred on the Company's consolidated balance sheet and amortized over the expected life of the customer arrangement on a straight-line basis. Based on the nature of the Company's unique technology and services, and the rate at which the Company continually enhances and updates its technology, the expected life of the customer arrangement is determined to be approximately four years. Additionally, the Company may pay commissions and incentives based upon contract value, rather than net incremental increase in contract value, to certain sales groups within the Company. For these commission arrangements, the Company amortizes capitalized costs for contract renewals over an average renewal contract period. The Company also incurs commission expense on an ongoing basis based upon revenue recognized. In these cases, no costs are deferred, as the commissions are earned and expensed in the same period for which the associated revenue is recognized.

Amortization of the costs is primarily included in sales and marketing expense in the consolidated statements of income. The current portion of deferred commission and incentive payments is included in prepaid expenses and other current assets, and the long-term portion is included in other assets on the Company's consolidated balance sheets.

Concentrations of Credit Risk

The amounts reflected in the consolidated balance sheets for accounts receivable, other current assets, accounts payable, accrued liabilities and other current liabilities approximate fair values due to their short-term maturities. The Company maintains the majority of its cash, cash equivalents and marketable securities with major financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2025, its concentration of credit risk related to cash equivalents and marketable securities was not significant.

Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers to which the Company makes substantial sales. The Company’s customer base consists of a large number of geographically-dispersed customers diversified across several industries. To reduce risk, the Company routinely assesses the financial strength of its customers. Based on such assessments, the Company believes that its accounts receivable credit risk exposure is limited. For the years ended December 31, 2025, 2024 and 2023, no customer accounted for more than 10% of total revenue. As of December 31, 2025, there was one customer with an accounts receivable balance greater than 10% of total accounts receivable. As of December 31, 2024, no customer had an accounts receivable balance greater than 10% of total accounts receivable. The Company believes that, as of December 31, 2025 and 2024, its concentration of credit risk related to accounts receivable was not significant.

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

Cost Method Investments

The Company accounts for its cost method investments at cost, less impairment, and adjusts for subsequent observable price changes. The Company's cost method investments consist primarily of equity securities of companies which do not have readily determinable fair values, and in which the Company does not have the ability to exercise significant influence over the companies' operations. As of December 31, 2025 and 2024, the carrying amount of the Company's cost method investments was $31.7 million and $20.5 million, respectively, and are included in other assets in the consolidated balance sheets. During the years ended December 31, 2025, 2024 and 2023, the Company recorded a gain, net of impairments, of $9.4 million, an impairment of $5.1 million and a gain of $0.3 million, respectively, included in other expense, net within the Company's consolidated statements of income.

Equity Method Investments

The Company accounts for equity investments in which it has significant influence, but not a controlling financial interest, using the equity method of accounting. Under the equity method of accounting, investments are initially recorded at cost, less impairment, and subsequently adjusted to recognize the Company’s share of earnings or losses.

The Company and Mitsubishi UFJ Financial Group ("MUFG") established Global Open Network, Inc. ("GO-NET") as a joint venture. The Company's 20% stake in GO-NET was accounted for using the equity method. In 2022, MUFG announced its intention to suspend operations and liquidate GO-NET. The liquidation was finalized in 2023 resulting in no material impact to the Company's consolidated financial statements.

Goodwill, Acquired Intangible Assets and Long-Lived Assets

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of the net identifiable assets on the date of purchase and is carried at its historical cost. The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs its impairment test of goodwill as of December 31 each year. As of December 31, 2025, 2024 and 2023, the Company concluded that it has one reporting unit and that its chief operating decision maker is its chief executive officer and the executive management team. The Company has assigned the entire balance of goodwill to one reporting unit. The fair value of the reporting unit was based on the Company's market capitalization as of each of December 31, 2025 and 2024, and it was substantially in excess of the carrying value of the reporting unit at each date.

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

Generally, the transaction price in a contract is equal to the committed price stated in the contract, less any discounts or rebates. The Company's typical contracts qualify for series accounting, and the pricing terms generally do not require estimation of the transaction price beyond the reporting period. As a result, any incremental fees generated as a result of usage or “bursting” over committed contract levels are recorded in the period to which the services relate. The amount of consideration recognized for usage above contract minimums is limited to the amount the Company expects to be entitled to receive in exchange for providing the services. Once the transaction price has been determined, the Company allocates such price among all performance obligations in the contract on a relative standalone selling price ("SSP") basis.

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

Most security, delivery and cloud computing services represent stand-ready obligations that are satisfied over time as the customer simultaneously receives and consumes the benefits provided by the Company. Accordingly, revenue for those services is recognized over time, generally ratably over the term of the arrangement due to consistent monthly usage commitments that expire each period. Any bursting over given commitments is recognized in the period in which the usage was served. For services that involve traffic consumption, revenue is recognized in an amount that reflects the level of traffic served to a customer in a given period. For custom arrangements, other methods may be used as a measure of progress towards satisfying the performance obligations.

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

Cost of Revenue

Cost of revenue consists primarily of fees paid to network providers for bandwidth and to third-party network data centers for housing servers, also known as co-location costs. Cost of revenue also includes employee costs for services delivery and network operation, build-out and support of the Company's network; network build-out and supporting service costs, including network storage costs, cost of software licenses and partner program costs; depreciation of network equipment used to deliver the Company’s services; and amortization of network-related internal-use software. The Company enters into contracts for bandwidth with third-party network providers with terms typically ranging from several months to two years. These contracts generally commit the Company to pay minimum monthly fees plus additional fees for bandwidth usage above the committed level. In some circumstances, internet service providers (“ISPs”) make rack space available for the Company to locate its servers and provide access to their bandwidth at a discount or no cost. Although the Company does not provide any goods or services to the ISPs or the ISPs’ customers under these arrangements, the ISPs and their customers indirectly benefit by accessing content through a local Company server, resulting in better content delivery. The Company records the cost of these vendor relationships at their negotiated transaction price, which is either at a discount or no cost.

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

Stock-Based Compensation

The Company issues various forms of stock-based compensation, which includes restricted stock, restricted stock units and deferred stock units, and has an employee stock purchase plan (collectively referred to as "stock awards"). The Company’s stock awards are classified as equity and the fair value is determined at the time of grant, unless the number of shares to be granted is unknown. Stock awards that are settleable in shares based upon a future determinable stock price are classified as liabilities until the price is established and the resulting number of shares are known, at which time the stock awards are re-classified to equity. For liability-classified awards, the fair value is determined each reporting period beginning at the grant date until final vesting.

The Company has selected the Black-Scholes option-pricing model to determine the fair value of stock awards issued under the Company's 1999 Employee Stock Purchase Plan ("1999 ESPP"). For stock awards with market-based vesting conditions, the Company uses a Monte Carlo simulation to determine the fair value of the award. For stock awards that contain only a service-based vesting feature, the Company recognizes compensation cost on a straight-line basis over the award's vesting period. For awards with a performance-based vesting condition feature, the Company recognizes compensation cost on a graded-vesting basis over the award's expected vesting period, commencing when achievement of the performance condition is deemed probable. In addition, for awards that vest and become exercisable only upon achievement of specified performance conditions, the Company makes judgments and estimates each quarter about the probability that such performance conditions will be met or achieved.

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

The Company enters into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in current earnings in other expense, net. As of December 31, 2025 and 2024, the fair value of the forward currency contracts and the underlying gains and losses for the years ended December 31, 2025, 2024 and 2023 were immaterial.

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

Recently Adopted Accounting Pronouncements

For the annual period ending December 31, 2025, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) to improve income tax disclosures, primarily through enhanced disclosures of the effective tax rate and cash paid for income taxes, in addition to the modification or elimination of other disclosures, on a retrospective basis. Other than additional required disclosures, adoption of the standard did not have an impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

In September 2025, the FASB issued guidance which modernizes the accounting for internal-use software by removing all references to software development stages given the evolution of software development. The targeted improvements aim to increase the operability of the recognition guidance for internal-use software. The guidance also seeks to clarify the disclosure requirements for internal-use software. This guidance will be effective for the Company on January 1, 2028, and is to be applied prospectively, modified prospectively or retrospectively. The Company is evaluating the potential impact of adopting this guidance on its consolidated financial statements.

In July 2025, the FASB issued guidance which provides targeted improvements and clarifications related to the recognition and measurement of expected credit losses, particularly for off-balance-sheet credit exposures and certain practical expedients. This guidance was effective for the Company on January 1, 2026, and will be applied prospectively. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued guidance which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This guidance was effective for the Company on January 1, 2026, and will be applied prospectively. The Company has historically not had induced conversions of its convertible senior notes and does not anticipate this guidance to have an impact on its consolidated financial statements or its disclosures upon adoption.

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

3. Investments and Fair Value Measurements

Available-for-sale marketable securities held as of December 31, 2025 and 2024 were as follows (in thousands):

		Gross Unrealized		Aggregate Fair Value	Classification on Balance Sheet
	Amortized Cost				Short-Term Marketable Securities	Long-Term Marketable Securities
As of December 31, 2025		Gains	Losses
Time deposits	$31,035	$—	$—	$31,035	$31,035	$—
Corporate bonds	920,142	3,921	(127)	923,936	217,139	706,797
	$951,177	$3,921	$(127)	$954,971	$248,174	$706,797

As of December 31, 2024
Time deposits	$11,330	$—	$—	$11,330	$11,330	$—
Corporate bonds	1,003,915	1,369	(307)	1,004,977	808,800	196,177
U.S. government agency obligations	303,816	567	(36)	304,347	249,318	55,029
	$1,319,061	$1,936	$(343)	$1,320,654	$1,069,448	$251,206

The Company holds money market funds and mutual funds, which are classified as equity securities. These securities are not included in the available-for-sale securities table above, but are included in marketable securities in the consolidated balance sheets.

Unrealized gains and unrealized losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest and marketable securities income, net in the consolidated statements of income. As of December 31, 2025, the Company did not hold any available-for-sale marketable securities in a continuous unrealized loss position for more than 12 months.

Contractual maturities of the Company’s available-for-sale marketable securities held as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31, 2025	December 31, 2024
Due in 1 year or less	$248,174	$1,069,448
Due after 1 year through 5 years	706,797	251,206
	$954,971	$1,320,654

Fair Value Measurements

The fair value measurements within the fair value hierarchy of the Company’s financial assets as of December 31, 2025 and 2024 were as follows (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
As of December 31, 2025
Cash Equivalents and Marketable Securities:
Money market funds	$409,326	$409,326	$—
Time deposits	103,038	—	103,038
Commercial paper	34,962	—	34,962
Corporate bonds	923,936	—	923,936
Mutual funds	28,981	28,981	—
	$1,500,243	$438,307	$1,061,936

As of December 31, 2024
Cash Equivalents and Marketable Securities:
Money market funds	$163,722	$163,722	$—
Time deposits	64,202	—	64,202
Corporate bonds	1,004,977	—	1,004,977
U.S. government agency obligations	304,347	—	304,347
Mutual funds	26,580	26,580	—
	$1,563,828	$190,302	$1,373,526

As of December 31, 2025 and 2024, the fair value of the Company's financial assets were determined utilizing a Level 1 or Level 2 valuation. Level 1 valuations are based upon the market prices for such investments that are readily available in active markets and Level 2 valuations are based upon the available quoted prices for similar assets in active markets (or identical assets in an inactive market). The Company did not have any transfers of assets or liabilities between Level 1 or Level 2 of the fair value measurement hierarchy during the years ended December 31, 2025 and 2024.

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

4. Accounts Receivable

Net accounts receivable consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Trade accounts receivable	$577,914	$508,928
Unbilled accounts receivable	223,458	222,281
Gross accounts receivable	801,372	731,209
Allowances for current expected credit losses and other reserves	(7,706)	(3,522)
Accounts receivable, net	$793,666	$727,687

A summary of activity in the accounts receivable allowance for current expected credit losses and other reserves for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	2025	2024	2023
Beginning balance	$3,522	$3,469	$5,917
Charges to income from operations	16,109	6,954	13,431
Collections from customers previously reserved and other	(11,925)	(6,901)	(15,879)
Ending balance	$7,706	$3,522	$3,469

Charges to income from operations primarily represents charges to provision for doubtful accounts for increases in the allowance for current expected credit losses.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Prepaid income taxes	$61,399	$36,822
Prepaid sales and other taxes	48,989	39,069
Prepaid software and related service costs	33,945	35,490
Deferred commissions	69,983	72,391
Other prepaid expenses	32,963	23,604
Other current assets	59,202	46,451
Total	$306,481	$253,827

Incremental Costs to Obtain a Contract with a Customer

Deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred costs included in prepaid expenses and other current assets	$69,983	$72,391
Deferred costs included in other assets	92,525	58,996
Total deferred costs	$162,508	$131,387

Information related to incremental costs to obtain a contract with a customer for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	2025	2024	2023
Amortization expense related to deferred costs	$64,895	$66,366	$50,414
Incremental costs capitalized	$90,945	$114,238	$70,072

Amortization expense related to deferred costs is primarily included in sales and marketing expense in the consolidated statements of income.

6. Property and Equipment

Property and equipment consisted of the following as of December 31, 2025 and 2024 (in thousands, except years):

	December 31, 2025	December 31, 2024	Estimated Useful Life (in years)
Computer and networking equipment	$3,058,517	$2,665,002	3-7
Purchased software	98,119	88,033	3-10
Furniture and fixtures	64,923	63,876	1-7
Office equipment	33,000	36,340	3-5
Leasehold improvements	198,377	197,663	1-15
Internal-use software	2,501,492	2,103,054	2-10
Property and equipment, gross	5,954,428	5,153,968
Accumulated depreciation and amortization	(3,620,966)	(3,158,897)
Property and equipment, net	$2,333,462	$1,995,071

Depreciation and amortization expense on property and equipment and capitalized internal-use software for the years ended December 31, 2025, 2024 and 2023 was $597.5 million, $556.0 million and $504.0 million, respectively. During the years ended December 31, 2025, 2024 and 2023, the Company capitalized $123.4 million, $105.3 million and $81.8 million, respectively, of stock-based compensation related to employees who developed and enhanced internal-use software applications.

During the years ended December 31, 2025 and 2024, the Company wrote off $143.5 million and $250.6 million, respectively, of property and equipment, gross, along with the associated accumulated depreciation and amortization. The write-offs were primarily related to computer and networking equipment and internal-use software no longer in use. These assets had been substantially depreciated and amortized. In addition, the Company recorded a restructuring charge of $9.4 million and $32.8 million during the years ended December 31, 2025 and 2024, respectively, related to the impairment of internal-use software and facility-related property and equipment.

7. Acquired Intangible Assets and Goodwill

Acquired intangible assets that are subject to amortization consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$465,832	$(250,436)	$215,396	$463,766	$(223,480)	$240,286
Customer-related intangible assets	725,494	(363,724)	361,770	758,817	(313,991)	444,826
Trademarks and trade names	15,247	(12,080)	3,167	15,318	(10,579)	4,739
Acquired license rights	44,810	(10,601)	34,209	44,810	(7,076)	37,734
Total	$1,251,383	$(636,841)	$614,542	$1,282,711	$(555,126)	$727,585

Aggregate expense related to amortization of acquired intangible assets for the years ended December 31, 2025, 2024 and 2023 was $111.1 million, $92.1 million and $66.8 million, respectively. Based on the Company's acquired intangible assets as of December 31, 2025, aggregate expense related to amortization of acquired intangible assets is expected to be $100.2 million, $85.6 million, $79.0 million, $74.0 million and $66.7 million for the years ending December 31, 2026, 2027, 2028, 2029 and 2030, respectively. The Company recorded restructuring charges related to the impairment of acquired completed technologies and customer-related intangible assets whose values were no longer supported by future cash flows of $22.2 million and $23.7 million for the years ended December 31, 2025 and 2024, respectively. There were no impairments for the year ended December 31, 2023.

The changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Beginning balance	$3,151,077	$2,850,470
Acquisition of Fermyon Technologies, Inc.	36,008	—
Acquisition of Noname Gate Ltd.	—	312,065
Measurement period adjustments related to acquisitions completed in prior years	(996)	18
Foreign currency translation	20,436	(11,476)
Ending balance	$3,206,525	$3,151,077

8. Acquisitions

Asset Acquisitions

The Company acquired certain customer contracts from Edgio, Inc. ("Edgio"), Lumen Technologies, Inc. ("Lumen") and StackPath, LLC ("StackPath"), and certain of their affiliates. The acquisitions are intended to further strengthen the Company's existing delivery and security businesses by integrating the acquired customers onto its platform and offering them the Company’s broader portfolio of services. Substantially all of the purchase price related to these acquisitions has been ascribed to customer-related acquired intangible assets.

The following table summarizes the details of the asset acquisitions:

Asset Acquisition	Acquisition Date	Purchase Price (1) (in thousands)	Weighted Average Amortization Period (in years)
Edgio	December 2024	$158,341	9.0
Lumen	October 2023	$79,682	12.2
StackPath	August 2023	$51,211	13.4

(1) Includes capitalized transaction costs and a portion of the transition services agreement costs.

Business Acquisitions

Business acquisition-related costs were $3.2 million, $7.5 million and $2.7 million during the years ended December 31, 2025, 2024 and 2023, respectively, and are included in general and administrative expense in the consolidated statements of income. Pro forma results of operations for the acquisitions completed in the years ended December 31, 2025, 2024 and 2023 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company's consolidated financial results. Revenue and earnings of the acquired companies since the dates of the acquisitions are included in the Company's consolidated statements of income and are not presented separately because they are not material.

Fermyon

In November 2025, the Company acquired all the outstanding equity interests of Fermyon Technologies, Inc. ("Fermyon") for $56.6 million in cash, subject to post-closing adjustments. By acquiring Fermyon, a serverless WebAssembly company, the Company plans to deepen the integration between the edge functions platform and its performance and security products. The resulting cloud computing platform aims to make it even faster and easier for developers to build, deploy and secure applications at the edge that outperform cloud-native applications, for less money, the same way they can in core data centers today. The Company allocated $36.0 million of the purchase price to goodwill and $17.3 million to a completed technology identifiable intangible asset with a total weighted average amortization period of 9.1 years. The intangible asset is being amortized based upon the pattern in which the economic benefits of the intangible asset is being utilized. The value of the goodwill can be attributed to a number of business factors, including a trained technical workforce and revenue synergies expected to be realized. The Company expects that $16.9 million of the goodwill related to the acquisition of Fermyon will be deductible for tax purposes as a result of post-acquisition transactions. As of December 31, 2025, the purchase price allocation is preliminary, pending net working capital adjustments and the finalization of certain income tax matters.

Noname Security

In June 2024, the Company acquired all the outstanding equity interests of Noname Gate Ltd. ("Noname Security") for $451.5 million in cash. Noname Security is intended to expand the Company’s existing application programming interface ("API") security offering by providing more flexible deployment options, extensive vendor integrations and enhanced attack analysis. The Company believes this acquisition will accelerate its ability to meet increasing customer and market demand. The Company finalized its allocation of the purchase price in the second quarter of 2025.

The allocation of the purchase price for Noname Security and fair values of the assets acquired and liabilities assumed were as follows (in thousands):

Total purchase consideration	$451,529

Allocation of the purchase consideration:
Cash	$18,253
Accounts receivable	5,984
Prepaid expenses and other current assets	3,020
Identifiable intangible assets	137,800
Deferred income tax assets	2,526
Total assets acquired	167,583
Accounts payable	(2,074)
Accrued expenses	(5,759)
Deferred revenue	(19,289)
Total liabilities assumed	(27,122)
Identifiable net assets acquired	140,461
Goodwill	311,068
Total purchase price allocation	$451,529

The value of the goodwill can be attributed to a number of business factors, including a trained technical and sales workforce, and revenue and cost synergies expected to be realized. The value of goodwill deductible for tax purposes as a result of post-acquisition transactions is $248.8 million.

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

9. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Payroll and other related benefits	$171,314	$146,841
Income taxes payable	53,257	76,375
Bandwidth, co-location and network-related expenses	45,222	77,603
Property, use and other taxes	34,515	31,357
Convertible senior notes interest	7,229	6,926
Other accrued expenses	8,085	31,786
Total	$319,622	$370,888

10. Restructuring

During the fourth quarter of 2025, management committed to an action to restructure certain parts of the Company to align investments and simplify organizational structure to long-term growth priorities (“Q4 2025 Action”). As a result, certain headcount reductions were necessary. Additionally, the Company planned for the end of life of certain solutions which resulted in impairments to completed technologies and customer-related acquired intangible assets, as well as capitalized internal-use software. The Company does not expect to incur material additional charges related to this action.

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

The following table summarizes the Company's restructuring charges during the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Q4 2025 Action	$51,260	$—	$—
Q3 2024 Action	398	63,398	—
Q1 2023 Action	—	—	20,668
FlexBase	13	1,717	27,654
Acquisitions related and other	6,380	30,326	8,321
Total restructuring charge	$58,051	$95,441	$56,643

The liability for restructuring charges related to employee severance and associated expenses is substantially included in other current liabilities on the consolidated balance sheets. The changes in the liability for all restructuring actions for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Q4 2025 Action	Q3 2024 Action	Q1 2023 Action	Acquisitions Related and Other	Total
Balance as of January 1, 2023	$—	$—	$—	$541	$541
Cost incurred	—	—	20,668	417	21,085
Cash disbursements	—	—	(19,798)	(950)	(20,748)
Translation adjustments and other	—	—	(51)	10	(41)
Balance as of December 31, 2023	—	—	819	18	837
Cost incurred	—	34,447	—	2,360	36,807
Cash disbursements	—	(9,326)	(60)	(1,394)	(10,780)
Translation adjustments and other	—	(515)	(1)	3	(513)
Balance as of December 31, 2024	—	24,606	758	987	26,351
Cost incurred	20,695	398	—	1,972	23,065
Cash disbursements	—	(25,269)	—	(2,183)	(27,452)
Translation adjustments and other	55	310	—	67	432
Balance as of December 31, 2025	$20,750	$45	$758	$843	$22,396

11. Debt

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

The conversion rights for the outstanding Notes as of December 31, 2025 are as follows:

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

Components and Fair Value of the Notes

The Notes consisted of the following components as of December 31, 2025 and 2024 (in thousands):

	2033 Notes	2029 Notes	2027 Notes	2025 Notes	Total
As of December 31, 2025
Principal	$1,725,000	$1,265,000	$1,150,000	$—	$4,140,000
Less: issuance costs, net of amortization	(21,390)	(10,187)	(3,068)	—	(34,645)
Net carrying amount	$1,703,610	$1,254,813	$1,146,932	$—	$4,105,355

Estimated fair value (1)	$1,918,062	$1,254,981	$1,158,407	$—	$4,331,450

As of December 31, 2024
Principal	$—	$1,265,000	$1,150,000	$1,150,000	$3,565,000
Less: issuance costs, net of amortization	—	(13,354)	(4,951)	(884)	(19,189)
Net carrying amount	$—	$1,251,646	$1,145,049	$1,149,116	$3,545,811

Estimated fair value (1)	$—	$1,239,068	$1,155,865	$1,219,345	$3,614,278

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

Revolving Credit Facility

In January 2025, the Company entered into a $150.0 million uncommitted revolving credit agreement (the "2025 Credit Agreement"). Any outstanding borrowings are secured by collateral, consisting primarily of available-for-sale marketable securities. Borrowings under the 2025 Credit Agreement may be used to finance working capital needs and for general corporate purposes. The 2025 Credit Agreement does not expire but is cancellable at any time and any borrowings can be due on demand. Borrowings under the 2025 Credit Agreement will bear a specified interest rate, based on the Secured Overnight Financing Rate, and interest period at the time of the confirmed borrowing. There were no outstanding borrowings under the 2025 Credit Agreement as of December 31, 2025.

In November 2022, the Company entered into a $500.0 million revolving credit agreement (the “2022 Credit Agreement”). The 2022 Credit Agreement was amended in May 2025 to increase the aggregate revolving commitments under the 2022 Credit Agreement from $500.0 million to $1.0 billion and to extend the expiration one year. Borrowings under the 2022 Credit Agreement may be used to finance working capital needs and for general corporate purposes. The 2022 Credit Agreement expires on November 22, 2028, and any amounts outstanding thereunder will become due and payable, subject to up to a one-year extension at the Company's request and with the consent of the lenders party thereto.

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

The 2022 Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. As of December 31, 2025, the Company was in compliance with all covenants. The negative covenants include restrictions on subsidiary indebtedness, liens and fundamental changes. These covenants are subject to a number of important exceptions and qualifications. The principal financial covenant requires a maximum consolidated leverage ratio. There were no outstanding borrowings under the 2022 Credit Agreement as of December 31, 2025.

Interest Expense

The Notes bear interest at fixed rates that are payable semi-annually in arrears on their respective interest payment dates each year. Interest expense, together with ongoing commitment fees under the terms of the Company's credit agreements, included in the consolidated statements of income for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	2025	2024	2023
Amortization of debt issuance costs	$8,696	$7,802	$5,803
Coupon interest payable on 2033 Notes	2,647	—	—
Coupon interest payable on 2029 Notes	14,232	14,232	5,218
Coupon interest payable on 2027 Notes	4,312	4,312	4,312
Coupon interest payable on 2025 Notes	483	1,436	1,436
Interest payable and commitment fees under the credit agreements	2,032	616	1,402
Capitalization of interest expense	(1,643)	(1,281)	(462)
Total interest expense	$30,759	$27,117	$17,709

12. Leases

The Company has entered into various operating lease agreements for its offices and co-location sites and related equipment. The Company has also entered into sublease agreements with tenants of various offices previously vacated by the Company. These operating leases have lease periods expiring between 2026 and 2046. Additionally, the Company entered into an operating lease with a data center operator for space in the Virginia area. Contemporaneously, the Company entered into a sublease with the affiliate of a large social media customer for the use of the space on substantially similar terms. Both the lease and sublease for the data center expire in 2037.

The Company’s operating lease costs for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Real Estate Arrangements	Co-location Arrangements	Data Center Sublease	Total
2025
Operating lease cost	$66,545	$260,243	$6,959	$333,747
Short-term lease cost	381	25,590	—	25,971
Variable lease cost	26,218	73,375	1,074	100,667
Sublease income	(31,459)	—	(8,187)	(39,646)
Total operating lease costs (income)	$61,685	$359,208	$(154)	$420,739

2024
Operating lease cost	$67,757	$225,145	$—	$292,902
Short-term lease cost	660	25,288	—	25,948
Variable lease cost	26,122	67,728	—	93,850
Sublease income	(31,722)	—	—	(31,722)
Total operating lease costs	$62,817	$318,161	$—	$380,978

2023
Operating lease cost	$74,054	$179,552	$—	$253,606
Short-term lease cost	133	23,565	—	23,698
Variable lease cost	25,860	62,084	—	87,944
Sublease income	(32,024)	—	—	(32,024)
Total operating lease costs	$68,023	$265,201	$—	$333,224

Lease costs for real estate arrangements and the data center sublease are included in general and administrative expenses in the consolidated statements of income. Lease costs for co-location arrangements are primarily included in cost of revenue in the consolidated statements of income.

Weighted average remaining lease terms and discount rates related to the Company's operating leases as of December 31, 2025 and 2024 were as follows:

	December 31, 2025			December 31, 2024
	Real Estate Arrangements	Co-location Arrangements	Data Center Sublease	Real Estate Arrangements	Co-location Arrangements	Data Center Sublease
Weighted average remaining lease term (in years)	8.1	4.8	11.9	9.1	4.6	0.0
Weighted average discount rate	3.6%	4.4%	5.1%	3.5%	4.3%	—%

Maturities of operating lease liabilities as of December 31, 2025 were as follows (in thousands):

	Real Estate Arrangements	Co-location Arrangements	Data Center Sublease
2026	$69,605	$229,288	$43,580
2027	67,183	160,536	41,793
2028	61,593	124,197	42,838
2029	59,376	102,560	43,909
2030	58,666	63,985	45,007
Thereafter	210,526	98,149	343,135
Total lease payments	526,949	778,715	560,262
Less: imputed interest	68,683	81,944	145,266
Total lease liabilities	$458,266	$696,771	$414,996

The table above excludes future sublease income of $164.7 million from real estate arrangements and $566.5 million from the data center sublease that are expected to be recognized through 2034 and 2037, respectively. As of December 31, 2025, the Company had additional operating leases for co-location arrangements that had not yet commenced of $278.0 million, of which a majority will commence in 2026, with lease terms of one year to twenty years. Additionally, the final portion of the data center sublease commenced in January 2026, with a total commitment of $187.1 million and a lease term of twelve years. Both the lease cost and associated sublease income are expected to substantially offset each other.

As of December 31, 2025, the Company had outstanding letters of credit in the amount of $4.4 million, primarily related to operating leases. The letters of credit remain in effect until the Company fulfills its obligations under these leases or as such obligations expire under the terms of the letters of credit.

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

The following summarizes the share repurchase activity pursuant to the share repurchase programs described above (in thousands):

	2025	2024	2023
Repurchases of common stock	$799,963	$557,468	$654,046
Number of shares repurchased	10,029	5,623	7,802

As of December 31, 2025, the Company had $1.2 billion available for future purchases of shares under the current repurchase program.

The board of directors authorized the retirement of 10.3 million shares and 7.8 million shares of its treasury stock at December 31, 2025 and December 31, 2023, respectively, and no shares at December 31, 2024. The retired shares were returned to the number of authorized but unissued shares of the Company's common stock, and the retirement was recorded to additional paid-in capital.

15. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Investments	Total
Balance as of January 1, 2024	$(98,035)	$2,705	$(95,330)
Other comprehensive loss	(59,064)	(1,599)	(60,663)
Balance as of December 31, 2024	(157,099)	1,106	(155,993)
Other comprehensive income	59,563	1,674	61,237
Balance as of December 31, 2025	$(97,536)	$2,780	$(94,756)
Amounts reclassified from accumulated other comprehensive loss to net income were insignificant for the years ended December 31, 2025 and 2024.

16. Revenue from Contracts with Customers

The Company sells its services through a sales force located both domestically and internationally. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. Revenue by geography included in the Company’s consolidated statements of income for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	2025	2024	2023
U.S.	$2,139,173	$2,075,533	$1,968,779
International	2,069,002	1,915,635	1,843,141
Total revenue	$4,208,175	$3,991,168	$3,811,920

The Company reports its revenue in three solution categories: security, delivery and cloud computing. Security includes solutions that are designed to protect business online by keeping infrastructure, websites, applications, APIs, networks and users safe. Delivery includes solutions that are designed to enable business online, including media delivery and web and mobile performance. Cloud computing is comprised of Cloud Infrastructure Services, which includes compute and storage solutions, EdgeWorkers product and the partner solutions running on the Company's compute platform, and other cloud applications. Revenue by solution category included in the Company’s consolidated statements of income for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	2025	2024	2023
Security	$2,243,404	$2,042,661	$1,765,267
Delivery	1,256,721	1,318,131	1,542,434
Cloud computing	708,050	630,376	504,219
Total revenue	$4,208,175	$3,991,168	$3,811,920

Revenue for Cloud Infrastructure Services for the years ended December 31, 2025, 2024 and 2023 were $313.9 million, $230.0 million, and $174.4 million, respectively.

Most security, delivery and cloud computing services represent stand-ready obligations that are satisfied over time as the customer simultaneously receives and consumes the services provided by the Company. Accordingly, the majority of the Company's revenue is recognized over time, generally ratably over the term of the arrangement due to consistent monthly usage commitments that expire each period. Any usage over a given commitment is recognized in the period in which the units are served. A small percentage of the Company's contracts are satisfied at a point in time, such as one-time professional services contracts, integration services and most license sales where the primary obligation is delivery of the license at the start of the term. In these cases, revenue is recognized at a point in time of delivery or satisfaction of the performance obligation.

During the years ended December 31, 2025, 2024 and 2023, the Company recognized $147.2 million, $109.1 million and $105.9 million of revenue that was included in deferred revenue as of December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2025, the aggregate amount of remaining performance obligations from contracts with customers was $5.2 billion. The Company expects to recognize approximately 55% of its remaining performance obligations as revenue over the next 12 months and approximately 40% over the next two to three years, with the remaining thereafter. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration such as usage-based contracts with no committed contract as well as anticipated renewed contracts. Revenue recognized during the years ended December 31, 2025, 2024 and 2023, related to performance obligations satisfied in previous periods was not material.

17. Employee Benefit Plans

Defined Contribution Plans

The Company has a savings plan for its U.S. employees that is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to this plan through payroll deductions within statutory and plan limits. During 2025, the Company's matching program related to this plan was redesigned to be settled in shares of the Company's common stock instead of cash and the percentage match was increased. The Company contributed $28.2 million of the Company's common stock to the savings plan for the year ended December 31, 2025 under the matching program. The Company contributed $19.1 million and $19.7 million of cash to the savings plan for the years ended December 31, 2024 and 2023, respectively, under a matching program.

The Company also maintains defined contribution benefit plans covering eligible foreign employees. The expense for these plans was not material in any period presented.

Deferred Compensation Plan

The Company offers certain eligible employees the ability to participate in a non-qualified deferred compensation plan, under which certain executives may elect to defer a portion of their compensation. Deferrals of cash compensation are invested by the Company in restricted mutual funds that mirror hypothetical investments elected by the plan participants and deferrals of stock awards remain in the Company’s common stock. As of December 31, 2025 and 2024, the total cash obligation under the deferred compensation plan was $29.0 million and $26.6 million, respectively. As of December 31, 2025, the Company has deferred the issuance of 23,145 shares of common stock in connection with the deferred compensation plan.

18. Stock-Based Compensation

Equity Plans

In May 2013, the Company's stockholders approved the Akamai Technologies, Inc. 2013 Stock Incentive Plan, which was amended with Company shareholder approval in each of 2015, 2017, 2019, 2021, 2022, 2023, 2024 and 2025 (as amended and restated, the "2013 Plan"). The 2013 Plan allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash-based awards for up to 46.8 million shares of common stock, subject to certain adjustments, to employees, officers, directors, consultants and advisers of the Company. As of December 31, 2025, the Company had reserved 9.3 million shares of common stock available for future issuance of equity awards under the 2013 Plan.

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

Additionally, the Company has the 1999 ESPP that permits eligible employees to purchase up to 1.5 million shares each June 1 and December 1, provided that the aggregate number of shares issued shall not exceed 20.0 million. The 1999 ESPP allows participants to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. As of December 31, 2025, the Company had reserved 0.6 million shares of common stock available for future purchases under the 1999 ESPP.

Stock-Based Compensation Expense

Components of total stock-based compensation expense included in the Company’s consolidated statements of income for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	2025	2024	2023
Cost of revenue	$77,176	$61,177	$43,802
Research and development	169,404	152,114	123,896
Sales and marketing	90,198	77,593	66,453
General and administrative	122,624	102,494	94,316
Total stock-based compensation	459,402	393,378	328,467
Provision for income taxes	(80,946)	(96,607)	(59,359)
Total stock-based compensation, net of taxes	$378,456	$296,771	$269,108

In addition to the amounts of stock-based compensation reported in the table above, the Company’s consolidated statements of income for the years ended December 31, 2025, 2024 and 2023 also include stock-based compensation reflected as a component of amortization primarily consisting of capitalized internal-use software; the additional stock-based compensation was $50.4 million, $42.5 million and $32.5 million, respectively, before taxes.

As of December 31, 2025, total pre-tax unrecognized compensation cost for stock awards was $497.6 million. The expense is expected to be recognized through 2029 over a weighted average period of 1.5 years.

Employee Stock Purchase Plan

The following summarizes the activity under the 1999 ESPP (in thousands, except per share amounts):

	2025	2024	2023
Shares issued	966	788	797
Weighted average purchase price per share	$64.54	$77.60	$78.29
Issuance of common stock	$62,322	$61,131	$62,365

As of December 31, 2025, $7.0 million had been withheld from employees for future purchases under the 1999 ESPP.

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

The grant-date fair values of awards granted under the 1999 ESPP during the years ended December 31, 2025, 2024 and 2023 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2025	2024	2023
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	4.3%	5.2%	5.2%
Expected volatility	38.3%	24.4%	29.1%
Dividend yield	—%	—%	—%

For the years ended December 31, 2025, 2024 and 2023, the weighted average fair value of awards granted under the 1999 ESPP was $22.00 per share, $22.63 per share and $23.12 per share, respectively.

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

The RSUs, restricted stock and DSUs granted by the Company during the year ended December 31, 2025 were as follows (in thousands):

December 31, 2025
Service-based (1)	6,499
Market-based	249
Performance-based	135
Total	6,883

(1) Includes DSU grants of 36,948 shares

For service-based RSUs, restricted stock and DSUs, the fair value is calculated based upon the Company’s closing stock price on the date of grant, and the stock-based compensation expense is being recognized over the vesting period. The majority of these awards vest over a three- or four-year period following the grant date, with some programs vesting over less time.

For market-based RSUs, the Company uses the Monte Carlo simulation model to determine the fair value. This model requires the input of assumptions, including the estimated term of each award, the risk-free interest rate, historical stock price volatility of the Company's shares and historical stock price volatility of peer-company shares. The grant-date fair values of the TSR-based RSUs granted during the years ended December 31, 2025, 2024 and 2023 were estimated using a Monte Carlo simulation model with the following assumptions:

	2025	2024	2023
Expected term (in years)	3.0	3.0	3.0
Risk-free interest rate	3.9%	4.3%	4.5%
Akamai historical share price volatility	31.5%	25.6%	28.8%
Average volatility of peer-company share price	30.2%	30.6%	33.6%

For performance-based RSUs, management measures compensation expense based upon a review of the Company’s expected achievement against specified financial performance targets. Such compensation cost is being recognized using a graded-vesting method for each series of grants of performance-based RSUs, to the extent management has deemed that such awards are probable of vesting based upon the expected achievement against the specified targets. Each reporting period, management reviews the Company’s expected performance and adjusts the compensation cost, if needed, at such time.

RSU, restricted stock and DSU activity for the year ended December 31, 2025 was as follows:

	Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	7,710	$100.04
Granted	6,883	81.43
Vested (1)	(4,932)	98.22
Forfeited	(691)	99.04
Outstanding at December 31, 2025	8,970	$86.81

(1) Includes DSUs of 20,900 shares which have vested and been distributed. Excludes DSUs which have vested, but have not yet been distributed.

The pre-tax intrinsic value and fair value of RSUs, restricted stock and DSUs were as follows (in thousands, except per share amounts):

	2025	2024	2023
Pre-tax intrinsic value of awards vested	$479,587	$429,491	$254,686
Fair value of awards vested	$484,411	$433,026	$259,919
Weighted average fair value of awards granted, per share (1)	$81.43	$108.09	$74.89

(1) The grant-date fair value is calculated based upon the Company’s closing stock price on the date of grant.

As of December 31, 2025, outstanding and unvested RSUs, restricted stock and DSUs had an aggregate intrinsic value of $782.6 million and a weighted average remaining vesting period of approximately 1.5 years. These awards are expected to vest on various dates through 2029.

As of December 31, 2025 and 2024, the Company had liability-classified awards outstanding of $18.0 million and $10.0 million, respectively. The liability-classified awards outstanding at December 31, 2025 are expected to vest and be re-classified to equity in 2026. The liability-classified awards outstanding at December 31, 2024 vested and were re-classified to equity in 2025.

19. Income Taxes

The components of income before provision for income taxes were as follows for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
U.S.	$26,232	$54,465	$20,146
Foreign	576,173	532,548	632,381
Income before provision for income taxes	$602,405	$587,013	$652,527

The provision for income taxes consisted of the following for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Current tax provision (benefit):
Federal	$13,625	$23,870	$23,406
State	(3,637)	6,998	6,731
Foreign	113,733	121,495	99,223
Deferred tax provision (benefit):
Federal	9,791	(43,695)	(18,213)
State	9,048	(17,313)	(3,759)
Foreign	7,814	(9,260)	(1,015)
Total	$150,374	$82,095	$106,373

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The OBBBA did not have a material impact on the Company's consolidated financial statements for the year ended December 31, 2025.

The Company’s effective tax rate differed from the U.S. federal statutory tax rate as follows for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025		2024		2023
Income before provision for income taxes	$602,405		$587,013		$652,527
U.S. federal statutory tax rate	126,505	21.0%	123,273	21.0%	137,031	21.0%
U.S. tax effects
State and local income taxes, net of federal effect (1)	8,027	1.3	(14,231)	(2.4)	(731)	(0.1)
Federal
Effect of cross-border tax laws
Foreign-derived intangible income	(5,168)	(0.9)	(9,655)	(1.6)	(7,547)	(1.2)
Other	(32)	—	3,730	0.6	(1,530)	(0.2)
Tax credits
Research and development credit	(17,084)	(2.8)	(27,194)	(4.6)	(18,296)	(2.8)
Other credits	(732)	(0.1)	345	—	(922)	(0.1)
Non-taxable or non-deductible items
Stock-based compensation	13,589	2.2	(16,723)	(2.8)	6,214	0.9
Officers' compensation	8,588	1.4	6,401	1.1	6,647	1.0
Transfer pricing	14,974	2.5	11,417	1.9	6,722	1.0
Other	(744)	(0.1)	1,137	0.2	419	0.1
Other adjustments
Intercompany sale of intellectual property	—	—	(20,640)	(3.5)	5,740	0.9
Other	(284)	—	4,388	0.7	6,008	0.9
Foreign tax effects
Israel
Stock-based compensation	3,354	0.5	8,268	1.4	5,803	0.9
Intercompany sale of intellectual property	—	—	14,174	2.4	—	—
Other	(216)	—	8,530	1.5	(473)	(0.1)
Switzerland
State and local income taxes	19,148	3.2	2,710	0.5	9,495	1.5
Statutory tax rate difference between Switzerland and U.S.	(57,418)	(9.5)	(44,276)	(7.5)	(62,660)	(9.6)
Intercompany sale of intellectual property	—	—	(14,093)	(2.4)	(3,993)	(0.6)
Withholding tax	6,276	1.0	11,480	2.0	681	0.1
Other	4,704	0.8	1,409	0.2	2,277	0.3
Other foreign jurisdictions	13,617	2.3	21,388	3.6	14,718	2.3
Changes in unrecognized tax benefits	13,270	2.2	10,257	1.7	770	0.1
Total	$150,374	25.0%	$82,095	14.0%	$106,373	16.3%

(1) The majority of the tax effects within this category represent taxes in New Jersey and Massachusetts for the year ended December 31, 2025; Massachusetts and California for the year ended December 31, 2024; and California, New Jersey, Massachusetts and New York City for the year ended December 31, 2023.

The components of the net deferred tax assets and liabilities and the related valuation allowance as of December 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Deferred revenue	20,154	20,598
Acquired intangible assets	4,955	23,731
Operating lease liabilities	196,643	108,429
Stock-based compensation	55,249	48,486
NOLs	31,401	21,769
Capitalized interest expense	26,933	8,045
Tax credit carryforwards	109,687	101,508
Capitalized research and development costs	246,457	188,470
Convertible senior notes interest	193,401	82,881
Depreciation and amortization	9,107	43,601
Other	28,748	33,830
Deferred tax assets	922,735	681,348
Operating lease right-of-use assets	(184,876)	(96,683)
Deferred commissions	(31,328)	(25,477)
Capitalized internal-use software development costs	(70,348)	(50,390)
Deferred tax liabilities	(286,552)	(172,550)
Valuation allowance	(44,496)	(41,615)
Net deferred tax assets	$591,687	$467,183

A summary of activity in the valuation allowance on deferred tax assets for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	2025	2024	2023
Beginning balance	$41,615	$45,704	$41,250
Charges to income tax expense	3,330	3,469	4,814
Release of valuation allowance	(449)	(7,558)	(360)
Ending balance	$44,496	$41,615	$45,704

Valuation allowances will be recognized on deferred tax assets if it is more-likely-than-not that some or all of the deferred tax assets will not be utilized. In measuring deferred tax assets, the Company considers all available evidence, both positive and negative, to determine whether a valuation allowance is needed. As of December 31, 2025, the Company recorded a $44.5 million valuation allowance against deferred tax assets related to state tax credits, foreign tax deductions and foreign NOLs in which it is more-likely-than-not that such attributes will expire prior to utilization.

The Company's NOL and tax credit carryforwards in U.S. federal, state and foreign jurisdictions as of December 31, 2025 were as follows (in thousands, except years):

	2025	Expirations at Various Dates Through:
NOL carryforwards:
Federal	$62,500	2035
State	$65,200	2046
Foreign	$61,600	2039
Federal and state research and development tax credit and other credit carryforwards	$143,300	2045

A portion of the Company's U.S. federal, state and foreign NOL carryforwards relate to acquisitions completed between 2012 and 2025.

As of December 31, 2025, no provision for U.S. federal, state and foreign income taxes or withholding taxes has been provided for any undistributed foreign earnings or any additional basis differences inherent in the Company's international subsidiaries, as these amounts continue to be indefinitely reinvested. Determination of the amount of the unrecognized deferred tax liability on outside basis differences is not practicable because of the complexity of laws and regulations, the varying tax treatment of alternative repatriation scenarios and the variation due to multiple potential assumptions relating to the timing of any future repatriation.

The changes in the Company’s unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	2025	2024	2023
Balance at beginning of year	$79,921	$68,658	$67,958
Gross increases – tax positions of prior periods	7,322	11,150	2,074
Gross increases – current period tax positions	2,801	4,223	4,091
Gross decreases – tax positions of prior periods	(3,839)	(1,445)	(3,685)
Gross decreases – lapse of applicable statute of limitations	(593)	(2,665)	(1,780)
Balance at end of year	$85,612	$79,921	$68,658

As of December 31, 2025 and 2024, the Company had total accrued interest and penalties for unrecognized tax benefits of $25.8 million and $16.3 million, respectively. Interest and penalties related to unrecognized tax benefits are recorded in the provision for income taxes and were $8.5 million, $7.5 million and $2.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate is $57.7 million.

Certain U.S. federal, state and foreign income tax returns from 2015 through 2024 are currently under audit. The Company has reserved for those positions that are not more-likely-than-not to be sustained.

Cash paid for income taxes, net of refunds, for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	2025	2024	2023
Federal	$8,379	$8,502	$14,989
State	(324)	4,465	2,348
Foreign
Brazil	*	8,742	8,342
India	10,342	17,531	11,909
Israel	32,557	14,162	10,278
Switzerland	40,267	45,623	60,176
United Kingdom	9,870	8,240	*
Other foreign jurisdictions	42,455	29,057	26,436
Total foreign	135,491	123,355	117,141
Cash paid for income taxes, net of refunds	$143,546	$136,322	$134,478

* Jurisdiction below the threshold for the period presented

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

The components used in the computation of basic and diluted net income per share for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands, except per share data):

	2025	2024	2023
Numerator:
Net income	$452,031	$504,918	$547,629
Denominator:
Shares used for basic net income per share	145,402	151,392	152,510
Effect of dilutive securities:
Stock awards	1,621	2,210	2,312
Convertible senior notes	—	744	575
Warrants related to issuance of convertible senior notes	—	—	—
Shares used for diluted net income per share	147,023	154,346	155,397
Basic net income per share	$3.11	$3.34	$3.59
Diluted net income per share	$3.07	$3.27	$3.52

For the years ended December 31, 2025, 2024 and 2023, certain potential outstanding shares from service-based stock awards and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain market- and performance-based stock awards were excluded from the computation of diluted net income per share because the underlying market and performance conditions for such stock awards had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	2025	2024	2023
Service-based stock awards	3,532	2,171	2,947
Market- and performance-based stock awards	1,583	1,316	1,371
Warrants related to issuance of convertible senior notes	40,776	32,006	26,998
Total shares excluded from computation	45,891	35,493	31,316

21. Segment and Geographic Information

The Company’s chief operating decision-maker ("CODM") is the chief executive officer and the executive management team. As of December 31, 2025, the Company is currently organized and operates as one operating and reportable segment. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief executive officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate entities. The CODM assesses performance and makes decisions on optimizing the allocation of resources across functions and strategic investments using consolidated net income. Segment assets represent total assets as reported on the consolidated balance sheets.

Information regarding the Company's one operating segment for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	2025	2024	2023
Revenue	$4,208,175	$3,991,168	$3,811,920
Less:
Co-location costs	349,191	308,314	256,062
Bandwidth fees	192,875	233,100	228,038
Network build-out and supporting services	236,644	193,607	215,557
Payroll and related costs	1,565,108	1,511,272	1,408,866
Capitalized salaries and related costs	(322,703)	(302,830)	(261,728)
Facilities-related costs	86,081	86,671	90,061
Software and related service costs	85,483	71,687	69,970
Other segment items (1)	219,241	211,205	198,525
Depreciation and amortization	708,611	648,410	570,776
Stock-based compensation	459,402	393,378	328,467
Restructuring charge	58,051	95,441	56,643
Acquisition-related costs	3,247	7,502	13,345
Interest and marketable securities income, net	(70,808)	(100,280)	(45,194)
Interest expense	30,759	27,117	17,709
Other expense, net	4,588	19,561	12,296
Income tax expense	150,374	82,095	106,373
Gain from equity method investment	—	—	(1,475)
Net income	$452,031	$504,918	$547,629

(1) Other segment items includes marketing programs and related costs, third-party professional service fees, non-income related tax expense and other expenses.

The Company deploys its servers into networks worldwide. Net property and equipment, excluding internal-use software, and operating lease right-of-use assets, located in the U.S. and international locations, as of December 31, 2025 and 2024 was as follows (in thousands):

	December 31, 2025	December 31, 2024
Property and equipment, net, excluding internal-use software, located in the U.S.	$669,390	$616,376
Property and equipment, net, excluding internal-use software, located internationally	$737,260	$663,914
Operating lease right-of-use assets located in the U.S.	$1,066,526	$600,015
Operating lease right-of-use assets located internationally	$403,174	$406,723

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Based on this assessment, our management concluded that as of December 31, 2025, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(b) Director and Officer Trading Arrangements

During the quarter ended December 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 (the "2026 Proxy Statement").

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our 2026 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference the information that will be contained in our 2026 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)Documents Filed as Part of this annual report on Form 10-K

1.Financial Statements (included in Item 8 of this annual report on Form 10-K):

•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2025 and 2024
•Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Stockholders' Equity for the years ended December 31, 2025, 2024 and 2023
•Notes to Consolidated Financial Statements

2.Financial Statement Schedules

Financial statements schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

(b)Exhibits

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Akamai Technologies, Inc. (including all amendments thereto)	8-K	3.1	May 16, 2025
3.2	Amended and Restated By-Laws of Akamai Technologies, Inc.	8-K	3.1	September 12, 2025
4.1	Specimen common stock certificate	S-1/A	4.1	October 13, 1999
4.3	Indenture (including form of Notes) with respect to the Registrant’s 0.375% Convertible Senior Notes due September 1, 2027, dated as of August 16, 2019, between the Registrant and U.S. Bank National Association, as trustee	8-K	4.1	August 16, 2019
4.4	First Supplemental Indenture with respect to 0.375% Convertible Senior Notes due 2027, dated December 16, 2021, between Akamai Technologies, Inc. and U.S. Bank National Association, as trustee	8-K	4.2	December 16, 2021
4.5	Indenture (including form of Notes) with respect to the Registrant's 1.125% Convertible Senior Notes due February 15, 2029, dated as of August 18, 2023, between Akamai Technologies, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	4.1	August 18, 2023
4.6	Indenture (including form of Notes) with respect to Akamai's 0.25% Convertible Senior Notes due May 15, 2033, dated as of May 19, 2025, between Akamai and U.S. Bank Trust Company, National Association, as trustee	8-K	4.1	May 19, 2025
4.7*	Description of Registrant's Securities Registered Under Section 12 of the Exchange Act
10.1@	Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant	10-K	10.5	March 16, 2006
10.2@	Amendment to Amended and Restated 1999 Employee Stock Purchase Plan of the Registrant	10-Q	10.46	May 12, 2008
10.3@	Akamai Technologies, Inc. Second Amended and Restated 2013 Stock Incentive Plan, as amended	8-K	10.1	May 16, 2025
10.4@*	Form of Global Employee Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan (time vesting)
10.5@*	Form of Global Executive Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan (time vesting)
10.6@*	Form of Performance-Based Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan
10.7@*	Form of TSR-Based Restricted Stock Unit Agreement for use under the 2013 Stock Incentive Plan
10.8@	Form of Non-Qualified Stock Option Agreement for use under the 2013 Stock Incentive Plan	10-Q	10.4	August 09, 2013
10.9@	Form of Deferred Stock Unit Agreement for use under the 2013 Stock Incentive Plan	10-Q	10.5	August 09, 2013
10.10@*	Form of Non-U.S. Director Deferred Stock Unit Agreement for use under the 2013 Stock Incentive Plan
10.11@	Non-Employee Director Compensation Plan	10-Q	10.1	November 08, 2024
10.12@	Form of Executive Bonus Plan	8-K	99.1	February 17, 2026
10.13@	Akamai Technologies, Inc. Executive Severance Pay Plan, as amended	8-K	10.1	October 02, 2019
10.14@	Form of Change in Control and Severance Agreement	8-K	99.1	February 25, 2022
10.15@	Akamai Technologies, Inc. Amended and Restated U.S. Non-Qualified Deferred Compensation Plan	10-Q	10.2	November 08, 2024
10.16@	Employment Letter Agreement between the Registrant and F. Thomson Leighton dated February 25, 2013	10-K	10.28	March 01, 2013
10.17@	Amendment to Employment Letter Agreement between the Registrant and F. Thomson Leighton dated November 12, 2015	8-K	99.3	November 17, 2015

			Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Date Filed
10.18	Indenture of Lease for 145 Broadway, Cambridge, Massachusetts dated November 7, 2016	8-K	10.47	November 10, 2016
10.19	Must-Take Premises and Right of First Offer Agreement among the Registrant, Boston Properties Limited Partnership and the Trustees of Ten Cambridge Center Trust dated November 7, 2016	8-K	10.48	November 10, 2016
10.20	150 Broadway Real Property Lease Dated December 20, 2017	10-K	10.19	March 01, 2018
10.21†	Exclusive Patent and Non-Exclusive Copyright License Agreement, dated as of October 26, 1998, between the Registrant and Massachusetts Institute of Technology	S-1/A	10.16	October 28, 1999
10.22	Credit Agreement by and among Akamai Technologies, Inc., the financial institutions identified therein as lenders and JPMorgan Chase Bank, N.A., as administrative agent, dated November 22, 2022	8-K	10.1	November 23, 2022
10.23	Amendment No. 1 to Credit Agreement by and among Akamai Technologies, Inc., the financial institutions identified therein as lenders and JPMorgan Chase Bank, N.A., as administrative agent, dated April 17, 2025	8-K	10.1	April 18, 2025
10.24	Amendment No. 2 to Credit Agreement by and among Akamai Technologies, Inc., the financial institutions identified therein as lenders and JPMorgan Chase Bank, N.A., as administrative agent, dated May 12, 2025	8-K	10.1	May 13, 2025
10.25	Form of Call Option Confirmation between the Registrant and each Option Counterparty (2019 Notes)	8-K	10.1	August 16, 2019
10.26	Form of Warrant Confirmation between the Registrant and each Option Counterparty (2019 Notes)	8-K	10.2	August 16, 2019
10.27	Form of Call Option Transaction Confirmation between the Registrant and each Option Counterparty (2023 Notes)	8-K	10.1	August 18, 2023
10.28	Form of Warrant Confirmation between the Registrant and each Option Counterparty (2023 Notes)	8-K	10.2	August 18, 2023
10.29	Form of Call Option Confirmation between Akamai and each Option Counterparty (2025 Notes)	8-K	10.1	May 19, 2025
10.30	Form of Warrant Confirmation between Akamai and each Option Counterparty (2025 Notes)	8-K	10.2	May 19, 2025
19.1	Akamai Technologies, Inc. Statement of Company Policy on Securities Transactions by Akamai Personnel	10-K	19.1	February 24, 2025
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Akamai Clawback Policy	10-K	97	February 28, 2024
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Date Filed
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.INS)

@	Management contract or compensatory plan or arrangement filed as an exhibit to this annual report on Form 10-K pursuant to Item 15(b) of this annual report.
†	Confidential Treatment has been granted as to certain portions of this exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.
*	Submitted electronically herewith.

(c)Not applicable.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 20, 2026	AKAMAI TECHNOLOGIES, INC.

	By:	/s/ EDWARD MCGOWAN
Edward McGowan Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. THOMSON LEIGHTON	Chief Executive Officer, President and Director (Principal Executive Officer)	February 20, 2026
F. Thomson Leighton

/s/ EDWARD MCGOWAN	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 20, 2026
Edward McGowan

/s/ LAURA HOWELL	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 20, 2026
Laura Howell

/s/ JANAKI AKELLA	Director	February 20, 2026
Janaki Akella

/s/ SHARON Y. BOWEN	Director	February 20, 2026
Sharon Y. Bowen

/s/ MARIANNE C. BROWN	Director	February 20, 2026
Marianne C. Brown

/s/ BAS BURGER	Director	February 20, 2026
Bas Burger

/s/ DANIEL R. HESSE	Director	February 20, 2026
Daniel R. Hesse

/s/ PETER T. KILLALEA	Director	February 20, 2026
Peter T. Killalea

/s/ JONATHAN F. MILLER	Director	February 20, 2026
Jonathan F. Miller

/s/ MADHU RANGANATHAN	Director	February 20, 2026
Madhu Ranganathan

/s/ BERNARDUS VERWAAYEN	Director	February 20, 2026
Bernardus Verwaayen