Form 10-Q
period 2026-03-31
AKAMAI TECHNOLOGIES INC
filed 2026-05-08
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 4, 2026: 145,385,451

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data) (unaudited)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$622,383	$930,231
Marketable securities	308,062	256,302
Accounts receivable, net of reserves of $6,188 and $7,706 at March 31, 2026, and December 31, 2025, respectively	881,076	793,666
Prepaid expenses and other current assets	319,102	306,481
Total current assets	2,130,623	2,286,680
Marketable securities	802,670	733,228
Property and equipment, net	2,411,721	2,333,462
Operating lease right-of-use assets	1,665,915	1,469,700
Acquired intangible assets, net	589,355	614,542
Goodwill	3,202,906	3,206,525
Deferred income tax assets	627,603	622,776
Other assets	214,959	212,730
Total assets	$11,645,752	$11,479,643

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(in thousands, except share data) (unaudited)	March 31, 2026	December 31, 2025
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$151,439	$125,054
Accrued expenses	286,427	319,622
Deferred revenue	203,681	151,186
Operating lease liabilities	369,110	336,613
Other current liabilities	25,130	35,043
Total current liabilities	1,035,787	967,518
Deferred revenue	19,929	17,088
Deferred income tax liabilities	34,840	31,089
Convertible senior notes	4,107,607	4,105,355
Operating lease liabilities	1,390,988	1,233,420
Other liabilities	147,776	147,802
Total liabilities	6,736,927	6,502,272
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 152,383,987 shares issued and 145,549,131 shares outstanding at March 31, 2026, and 149,711,094 shares issued and 144,711,094 outstanding at December 31, 2025	1,524	1,497
Additional paid-in capital	2,123,150	2,080,487
Accumulated other comprehensive loss	(116,624)	(94,756)
Treasury stock, at cost, 6,834,856 shares at March 31, 2026, and 5,000,000 shares at December 31, 2025	(630,473)	(434,786)
Retained earnings	3,531,248	3,424,929
Total stockholders’ equity	4,908,825	4,977,371
Total liabilities and stockholders’ equity	$11,645,752	$11,479,643

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
(in thousands, except per share data) (unaudited)	2026	2025
Revenue	$1,073,610	$1,015,139
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	471,299	418,945
Research and development	141,576	123,549
Sales and marketing	157,062	134,131
General and administrative	163,809	155,933
Amortization of acquired intangible assets	25,187	27,637
Restructuring charge	183	361
Total costs and operating expenses	959,116	860,556
Income from operations	114,494	154,583
Interest and marketable securities income, net	17,547	19,530
Interest expense	(8,257)	(6,750)
Other (expense) income, net	(1,786)	6,020
Income before provision for income taxes	121,998	173,383
Provision for income taxes	15,679	50,212
Net income	$106,319	$123,171
Net income per share:
Basic	$0.73	$0.83
Diluted	$0.71	$0.82
Shares used in per share calculations:
Basic	145,270	149,052
Diluted	150,022	151,064

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(in thousands) (unaudited)	2026	2025
Net income	$106,319	$123,171
Other comprehensive (loss) gain:
Foreign currency translation adjustments	(17,615)	21,784
Change in unrealized loss on investments, net of income tax benefit of $1,353 and $385 for the three months ended March 31, 2026 and 2025, respectively	(4,253)	(1,176)
Other comprehensive (loss) gain	(21,868)	20,608
Comprehensive income	$84,451	$143,779

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(in thousands) (unaudited)	2026	2025
Cash flows from operating activities:
Net income	$106,319	$123,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183,751	174,022
Stock-based compensation	128,681	111,978
(Benefit) provision for deferred income taxes	(1,749)	31,383
Amortization of debt issuance costs	2,148	1,605
Gain on investments	—	(9,313)
Other non-cash reconciling items, net	2,709	2,142
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(94,272)	(25,677)
Prepaid expenses and other current assets	(10,096)	(37,129)
Accounts payable and accrued expenses	(42,035)	(109,906)
Deferred revenue	56,281	14,948
Other current liabilities	(10,353)	(20,276)
Other non-current assets and liabilities	(8,876)	(5,748)
Net cash provided by operating activities	312,508	251,200
Cash flows from investing activities:
Cash paid for asset acquisition	—	(29,930)
Purchases of property and equipment	(101,686)	(117,776)
Capitalization of internal-use software development costs	(90,161)	(78,232)
Purchases of short- and long-term marketable securities	(161,455)	(7,080)
Proceeds from sales of short- and long-term marketable securities	5,606	265,806
Proceeds from maturities and redemptions of short- and long-term marketable securities	30,000	847,149
Other, net	(1,798)	(3,091)
Net cash (used in) provided by investing activities	(319,494)	876,846

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Three Months Ended March 31,
(in thousands) (unaudited)	2026	2025
Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock plans	21,619	20,182
Employee taxes paid related to net share settlement of stock awards	(106,574)	(72,063)
Repurchases of common stock	(205,886)	(499,963)
Other, net	(868)	(406)
Net cash used in financing activities	(291,709)	(552,250)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(5,672)	5,431
Net (decrease) increase in cash, cash equivalents and restricted cash	(304,367)	581,227
Cash, cash equivalents and restricted cash at beginning of period	931,308	519,084
Cash, cash equivalents and restricted cash at end of period	$626,941	$1,100,311

Supplemental disclosures of cash flow information:
Cash paid for interest expense	9,558	9,412
Cash paid for operating lease liabilities	109,442	74,729
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	287,573	34,930
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	71,979	85,155
Capitalization of stock-based compensation	34,993	32,064

Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$622,383	$1,097,026
Restricted cash	4,558	3,285
Cash, cash equivalents and restricted cash	$626,941	$1,100,311

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended March 31, 2026
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2026	144,711,094	$1,497	$2,080,487	$(94,756)	$(434,786)	$3,424,929	$4,977,371
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	2,672,893	27	(127,293)				(127,266)
Stock-based compensation			169,956				169,956
Repurchases of common stock	(1,952,142)				(205,886)		(205,886)
Re-issuance of treasury stock for 401(k) employer match	117,286				10,199		10,199
Net income						106,319	106,319
Foreign currency translation adjustment				(17,615)			(17,615)
Change in unrealized loss on investments, net of tax				(4,253)			(4,253)
Balance at March 31, 2026	145,549,131	$1,524	$2,123,150	$(116,624)	$(630,473)	$3,531,248	$4,908,825

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Three Months Ended March 31, 2025
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2025	150,025,096	$1,556	$2,618,384	$(155,993)	$(558,488)	$2,972,898	$4,878,357
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	2,119,218	22	(85,728)				(85,706)
Stock-based compensation			141,236				141,236
Repurchases of common stock	(6,158,235)				(503,091)		(503,091)
Re-issuance of treasury stock for 401(k) employer match	100,723				9,986		9,986
Net income						123,171	123,171
Foreign currency translation adjustment				21,784			21,784
Change in unrealized loss on investments, net of tax				(1,176)			(1,176)
Balance at March 31, 2025	146,086,802	$1,578	$2,673,892	$(135,385)	$(1,051,593)	$3,096,069	$4,584,561

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed in, or omitted from, these interim financial statements. Accordingly, the unaudited interim condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 20, 2026. The December 31, 2025 condensed consolidated balance sheet included herein is derived from the Company's audited consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board ("FASB") issued guidance which provides targeted improvements and clarifications related to the recognition and measurement of expected credit losses, particularly for off-balance-sheet credit exposures and certain practical expedients. The Company adopted this guidance on January 1, 2026 on a prospective basis. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

In November 2024, the FASB issued guidance which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The Company adopted this guidance on January 1, 2026 on a prospective basis. The adoption of this standard did not have an impact on the Company's condensed consolidated financial statements as it did not have any induced conversions.

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

2. Investments and Fair Value Measurements

Available-for-sale marketable securities held as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of March 31, 2026
Time deposits	$32,286	$—	$—	$32,286	$32,286	$—
Commercial paper	19,772	—	(15)	19,757	19,757	—
Corporate bonds	1,029,555	904	(2,706)	1,027,753	250,694	777,059
	$1,081,613	$904	$(2,721)	$1,079,796	$302,737	$777,059

As of December 31, 2025
Time deposits	$31,035	$—	$—	$31,035	$31,035	$—
Corporate bonds	920,142	3,921	(127)	923,936	217,139	706,797
	$951,177	$3,921	$(127)	$954,971	$248,174	$706,797

The Company holds money market funds and mutual funds, which are classified as equity securities. These securities are not included in the available-for-sale securities table above, but are included in marketable securities in the interim condensed consolidated balance sheets.

Unrealized gains and unrealized losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the interim condensed consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest and marketable securities income, net in the interim condensed consolidated statements of income. As of March 31, 2026, the Company did not hold any available-for-sale marketable securities in a continuous unrealized loss position for more than 12 months.

Contractual maturities of the Company’s available-for-sale marketable securities held as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
Due in 1 year or less	$302,737	$248,174
Due after 1 year through 5 years	777,059	706,797
	$1,079,796	$954,971

Fair Value Measurements

The fair value measurements within the fair value hierarchy of the Company’s financial assets as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
As of March 31, 2026
Cash Equivalents and Marketable Securities:
Money market funds	$155,008	$155,008	$—
Time deposits	110,997	—	110,997
Commercial paper	19,757	—	19,757
Corporate bonds	1,027,753	—	1,027,753
Mutual funds	28,346	28,346	—
	$1,341,861	$183,354	$1,158,507

As of December 31, 2025
Cash Equivalents and Marketable Securities:
Money market funds	$409,326	$409,326	$—
Time deposits	103,038	—	103,038
Commercial paper	34,962	—	34,962
Corporate bonds	923,936	—	923,936
Mutual funds	28,981	28,981	—
	$1,500,243	$438,307	$1,061,936

As of March 31, 2026 and December 31, 2025, the fair value of the Company's financial assets were determined utilizing a Level 1 or Level 2 valuation. Level 1 valuations are based upon the market prices for such investments that are readily available in active markets and Level 2 valuations are based upon the available quoted prices for similar assets in active markets (or identical assets in an inactive market).

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

3. Accounts Receivable

Net accounts receivable consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Trade accounts receivable	$665,104	$577,914
Unbilled accounts receivable	222,160	223,458
Gross accounts receivable	887,264	801,372
Allowances for current expected credit losses and other reserves	(6,188)	(7,706)
Accounts receivable, net	$881,076	$793,666

A summary of activity in the accounts receivable allowance for current expected credit losses and other reserves for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	March 31, 2026	March 31, 2025
Beginning balance	$7,706	$3,522
Charges to income from operations	2,072	3,038
Collections from customers previously reserved and other	(3,590)	(1,700)
Ending balance	$6,188	$4,860

Charges to income from operations primarily represents charges to provision for doubtful accounts for increases in the allowance for current expected credit losses.

4. Incremental Costs to Obtain a Contract with a Customer

Deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
Deferred costs included in prepaid expenses and other current assets	$72,847	$69,983
Deferred costs included in other assets	86,908	92,525
Total deferred costs	$159,755	$162,508

Information related to incremental costs to obtain a contract with a customer for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Amortization expense related to deferred costs	$20,731	$13,789
Incremental costs capitalized	$18,841	$14,301

Amortization expense related to deferred costs is primarily included in sales and marketing expense in the interim condensed consolidated statements of income.

5. Acquired Intangible Assets and Goodwill

Acquired intangible assets that are subject to amortization consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$465,832	$(258,982)	$206,850	$465,832	$(250,436)	$215,396
Customer-related intangible assets	725,844	(379,546)	346,298	725,494	(363,724)	361,770
Trademarks and trade names	15,253	(12,374)	2,879	15,247	(12,080)	3,167
Acquired license rights	44,810	(11,482)	33,328	44,810	(10,601)	34,209
Total	$1,251,739	$(662,384)	$589,355	$1,251,383	$(636,841)	$614,542

Based on the Company’s acquired intangible assets as of March 31, 2026, aggregate expense related to amortization of acquired intangible assets is expected to be $75.0 million for the remainder of 2026, and $85.6 million, $79.0 million,

$74.0 million and $66.7 million for 2027, 2028, 2029 and 2030, respectively.

The changes in the carrying amount of goodwill for the three months ended March 31, 2026 were as follows (in thousands):

Balance as of January 1, 2026	$3,206,525
Measurement period adjustments related to an acquisition completed in prior year	(18)
Foreign currency translation	(3,601)
Balance as of March 31, 2026	$3,202,906

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

The conversion rights for the outstanding Notes as of March 31, 2026 are as follows:

Notes	Conversion Date	Conversion Rate (1)	Conversion Price per Share (1)
2033 Notes	January 15, 2033	10.7513	$93.01
2029 Notes	October 15, 2028	7.9170	$126.31
2027 Notes	May 1, 2027	8.6073	$116.18

(1) The conversion rate for the Notes is established as a number of shares of the Company's common stock per $1,000 principal amount of the Notes, that is equivalent to the conversion price per share, subject to adjustments in certain events. Upon the occurrence of certain corporate events the Company will increase the conversion rate for a holder that elects to convert its Notes.

Components and Fair Value of the Notes

The Notes consisted of the following components as of March 31, 2026 and December 31, 2025 (in thousands):

	2033 Notes	2029 Notes	2027 Notes	Total
As of March 31, 2026
Principal	$1,725,000	$1,265,000	$1,150,000	$4,140,000
Less: issuance costs, net of amortization	(20,408)	(9,388)	(2,597)	(32,393)
Net carrying amount	$1,704,592	$1,255,612	$1,147,403	$4,107,607

Estimated fair value (1)	$2,383,398	$1,444,630	$1,330,217	$5,158,245

As of December 31, 2025
Principal	$1,725,000	$1,265,000	$1,150,000	$4,140,000
Less: issuance costs, net of amortization	(21,390)	(10,187)	(3,068)	(34,645)
Net carrying amount	$1,703,610	$1,254,813	$1,146,932	$4,105,355

Estimated fair value (1)	$1,918,062	$1,254,981	$1,158,407	$4,331,450

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

Revolving Credit Facilities

In January 2025, the Company entered into a $150.0 million uncommitted revolving credit agreement ("2025 Credit Agreement"). Any outstanding borrowings are secured by collateral, consisting primarily of available-for-sale marketable securities. Borrowings under the 2025 Credit Agreement may be used to finance working capital needs and for general corporate purposes. The 2025 Credit Agreement does not expire but is cancellable at any time and any borrowings can be due on demand. Borrowings under the 2025 Credit Agreement will bear a specified interest rate, based on the Secured Overnight Financing Rate, and interest period at the time of the confirmed borrowing. There were no outstanding borrowings under the 2025 Credit Agreement as of March 31, 2026.

In November 2022, the Company entered into a revolving credit agreement (“2022 Credit Agreement”), which was amended in May 2025 to increase the aggregate revolving commitments to $1.0 billion. Borrowings under the 2022 Credit Agreement may be used to finance working capital needs and for general corporate purposes. The 2022 Credit Agreement expires on November 22, 2028, and any amounts outstanding thereunder will become due and payable, subject to up to a one-year extension at the Company's request and with the consent of the lenders party thereto.

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

The 2022 Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. As of March 31, 2026, the Company was in compliance with all covenants. The negative covenants include restrictions on subsidiary indebtedness, liens and fundamental changes. These covenants are subject to a number of important exceptions and qualifications. The principal financial covenant requires a maximum consolidated leverage ratio. There were no outstanding borrowings under the 2022 Credit Agreement as of March 31, 2026.

Interest Expense

The Notes bear interest at fixed rates that are payable semi-annually in arrears on their respective interest payment dates each year. Interest expense, together with ongoing commitment fees under the terms of the Company's credit agreements, included in the interim condensed consolidated statements of income for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Amortization of debt issuance costs	$2,643	$1,959
Coupon interest payable on 2033 Notes	1,078	—
Coupon interest payable on 2029 Notes	3,558	3,558
Coupon interest payable on 2027 Notes	1,078	1,078
Coupon interest payable on 2025 Notes	—	359
Interest payable and commitment fees under the credit agreements	395	150
Capitalization of interest expense	(495)	(354)
Total interest expense	$8,257	$6,750

7. Restructuring

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

The Company's restructuring charges during the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Q4 2025 action	$243	$—
Acquisitions related and other	(60)	361
Total restructuring charge	$183	$361

The liability for restructuring charges for employee severance and related expenses is substantially included in other current liabilities on the interim condensed consolidated balance sheets. The changes in the liability for the three months ended March 31, 2026 were as follows (in thousands):

	Q4 2025 Action	Acquisitions Related and Other	Total
Balance as of January 1, 2026	$20,750	$1,646	$22,396
Costs incurred	317	(94)	223
Cash disbursements	(9,352)	(495)	(9,847)
Translation adjustments and other	(41)	(18)	(59)
Balance as of March 31, 2026	$11,674	$1,039	$12,713

8. Stockholders’ Equity

Share Repurchase Program

In May 2024, the board of directors authorized a $2.0 billion share repurchase program, effective May 2024 through June 2027, of which $974.6 million remains available for repurchase as of March 31, 2026. The Company's goals for the share repurchase program are to offset the dilution created by its employee equity compensation programs over time and provide the flexibility to return capital to shareholders as business and market conditions warrant, while still preserving its ability to pursue other strategic opportunities.

During the three months ended March 31, 2026, the Company repurchased 2.0 million shares of its common stock for $205.9 million.

Stock-Based Compensation

Components of total stock-based compensation included in the Company’s interim condensed consolidated statements of income for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Cost of revenue	$21,677	$18,928
Research and development	48,857	42,268
Sales and marketing	24,981	22,440
General and administrative	33,166	28,342
Total stock-based compensation	128,681	111,978
Provision for income taxes	(35,221)	(14,797)
Total stock-based compensation, net of income taxes	$93,460	$97,181

In addition to the amounts of stock-based compensation reported in the table above, the Company’s interim condensed consolidated statements of income also include stock-based compensation reflected as a component of amortization primarily consisting of capitalized internal-use software; the additional stock-based compensation was $14.9 million and $12.2 million for the three months ended March 31, 2026 and 2025, respectively, before taxes.

In 2026, the Company introduced a new benefit allowing retirement-eligible employees to qualify for continued vesting of all unvested equity awards post-employment, subject to the satisfaction of specified conditions. This reduced the service periods which resulted in an immaterial increase in stock-based compensation expense for the three months ended March 31, 2026.

9. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the three months ended March 31, 2026 were as follows (in thousands):

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Investments	Total
Balance as of January 1, 2026	$(97,536)	$2,780	$(94,756)
Other comprehensive loss	(17,615)	(4,253)	(21,868)
Balance as of March 31, 2026	$(115,151)	$(1,473)	$(116,624)

There were no amounts reclassified from accumulated other comprehensive loss to net income for the three months ended March 31, 2026.

10. Revenue from Contracts with Customers

The Company sells its services through a sales force located both domestically and internationally. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. Revenue by geography included in the Company’s interim condensed consolidated statements of income for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
U.S.	$543,147	$528,739
International	530,463	486,400
Total revenue	$1,073,610	$1,015,139

Beginning with the first quarter of 2026, the Company began reporting its revenue in three solution categories: security, delivery and other cloud applications and cloud infrastructure services. Recognizing cloud infrastructure services as a primary growth area and a significant focus of investment in the Company's cloud computing portfolio, the Company began reporting its revenue separately. Prior period amounts reported in the table below for revenue by solution category have been recast to reflect this change.

Security includes solutions that are designed to protect business online by keeping infrastructure, websites, applications, APIs, networks and users safe. Delivery and other cloud applications is comprised of delivery solutions that are designed to enable business online, including media delivery and web and mobile performance, as well as other cloud applications. Cloud infrastructure services includes compute and storage solutions, EdgeWorkers product and the compute partner solutions running on the Company's platform. Revenue by solution category included in the Company’s interim condensed consolidated statements of income for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Security	$589,790	$530,695
Delivery and other cloud applications	389,208	416,843
Cloud infrastructure services	94,612	67,601
Total revenue	$1,073,610	$1,015,139

Most of the Company's solutions represent stand-ready obligations that are satisfied over time as the customer simultaneously receives and consumes the services provided by the Company. Accordingly, the majority of the Company's revenue is recognized over time, generally ratably over the term of the arrangement due to consistent monthly usage commitments that expire each period. Any usage over a given commitment is recognized in the period in which the units are served. A small percentage of the Company's contracts are satisfied at a point in time, such as one-time professional services contracts, integration services and most license sales where the primary obligation is delivery of the license at the start of the term. In these cases, revenue is recognized at a point in time of delivery or satisfaction of the performance obligation.

During the three months ended March 31, 2026 and 2025, the Company recognized $79.3 million and $69.3 million of revenue that was included in deferred revenue as of December 31, 2025 and 2024, respectively.

As of March 31, 2026, the aggregate amount of remaining performance obligations from contracts with customers was $5.5 billion. The Company expects to recognize approximately 50% of its remaining performance obligations as revenue over the next 12 months and approximately 40% over the next two to three years, with the remaining thereafter. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially satisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration such as usage-based contracts with no committed contract as well as anticipated renewed contracts. Revenue recognized during the three months ended March 31, 2026 and 2025, related to performance obligations satisfied in previous periods was not material.

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

The Company’s effective income tax rate was 12.9% and 29.0% for the three months ended March 31, 2026 and 2025, respectively. The lower effective tax rate for the three months ended March 31, 2026 was primarily due to an increase in the excess tax benefit related to stock-based compensation, an increase in foreign income taxed at lower rates and a decrease in net controlled foreign corporation tested income (formerly global intangible low-taxed income). These amounts are partially offset by an increase in certain tax reserves.

For the three months ended March 31, 2026, the effective income tax rate was lower than the federal statutory tax rate due to the excess tax benefit related to stock-based compensation, the benefit of U.S. federal, state and foreign research and development credits and foreign income taxed at lower rates. These amounts were partially offset by non-deductible transfer pricing and non-deductible stock-based compensation.

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

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2026. The OBBBA did not have a material impact on the Company's condensed consolidated financial statements.

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

The components used in the computation of basic and diluted net income per share for the three months ended March 31, 2026 and 2025 were as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$106,319	$123,171
Denominator:
Shares used for basic net income per share	145,270	149,052
Effect of dilutive securities:
Stock awards	3,414	2,012
Convertible senior notes	1,338	—
Warrants related to issuance of convertible senior notes	—	—
Shares used for diluted net income per share	150,022	151,064
Basic net income per share	$0.73	$0.83
Diluted net income per share	$0.71	$0.82

For the three months ended March 31, 2026 and 2025, certain potential outstanding shares from service-based stock awards and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain market- and performance-based stock awards were excluded from the computation of diluted net income per share because the underlying market and performance conditions for such stock awards had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Service-based stock awards	5,873	7,743
Market- and performance-based stock awards	1,800	1,583
Warrants related to issuance of convertible senior notes	38,459	32,006
Total shares excluded from computation	46,132	41,332

13. Segment Information

The Company’s chief operating decision-maker ("CODM") is the chief executive officer and the executive management team. As of March 31, 2026, the Company is currently organized and operates as one operating and reportable segment. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief executive officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate entities. The CODM assesses performance and makes decisions on optimizing the allocation of resources across functions and strategic investments using consolidated net income. Segment assets represent total assets as reported on the interim condensed consolidated balance sheets.

Information regarding the Company's one operating segment for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Revenue	$1,073,610	$1,015,139
Less:
Co-location costs	98,870	83,761
Bandwidth fees	52,809	47,823
Network build-out and supporting services	67,383	54,074
Payroll and related costs	427,324	380,514
Capitalized salaries and related costs	(90,022)	(80,771)
Facilities-related costs	20,775	21,869
Software and related services	19,968	20,118
Other segment items (1)	50,153	46,712
Depreciation and amortization	183,751	174,022
Stock-based compensation	128,681	111,978
Restructuring charge	183	361
Acquisition-related (benefit) costs	(759)	95
Interest and marketable securities income, net	(17,547)	(19,530)
Interest expense	8,257	6,750
Other expense (income), net	1,786	(6,020)
Provision for income taxes	15,679	50,212
Net income	$106,319	$123,171

(1) Other segment items includes marketing programs and related costs, third-party professional service fees, non-income related tax expense and other expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and notes to our unaudited interim condensed consolidated financial statements included herein contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Akamai Technologies, Inc., which we refer to as “we,” “us,” or the “Company.” All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “could,” “expects,” “anticipates,” “intends,” “plans,” “seeks,” “projects,” “estimates,” “should,” “would,” “forecasts,” “if,” “continues,” “goal,” “likely,” “may,” “will,” variations of such words or similar expressions are intended to identify a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make as a result of various factors, including, but not limited to: potential slowing revenue growth, global economic and geopolitical conditions, including changes in customer spending and inflation, tariffs, trade restrictions, export controls and retaliatory measures, our ability to acquire or develop new solutions, our ability to compete effectively, including our ability to continue to grow our artificial intelligence ("AI") infrastructure, compute services and solutions, including risks that our AI initiatives may not be successful or may introduce operational, security or regulatory risks, security risks stemming from ineffective information technology systems or cybersecurity breaches, risks of maintaining global operations, including physical attacks on or destruction of data centers and critical infrastructure in regions affected by armed conflict, regulatory developments, supply chain disruptions, significant increases in server, memory and co-location costs due to market dynamics, intellectual property claims or disputes, investment related risks and maintaining an effective system of internal controls. See “Risk Factors” elsewhere in this quarterly report on Form 10-Q and in our other reports filed with the Securities and Exchange Commission for a discussion of certain risks associated with our business. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise, including the potential impact of any mergers, acquisitions, divestitures or other events that may be announced after the date hereof.

Our management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, which we have prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The preparation of these unaudited interim condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related items, including, but not limited to, revenue recognition, accounts receivable and related reserves, valuation and impairment of marketable securities, goodwill and acquired intangible assets, capitalized internal-use software development costs, impairment and useful lives of long-lived assets, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time they are made. Actual results may differ from our estimates. See the section entitled “Application of Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2025 for further discussion of our critical accounting policies and estimates.

Overview

We develop and provide solutions for global enterprises to build, secure and accelerate their applications and digital experiences through our massively distributed global infrastructure, which underpins our security, delivery and other cloud applications and cloud infrastructure services solutions, and is central to our financial success. Together, these solutions are positioned to benefit from the rapid evolution of AI. The key factors that influence our financial success are our ability to build on recurring revenue commitments across our product portfolios, increase traffic on our network, continue to develop, scale and successfully bring to market our cloud infrastructure services, including Akamai Inference Cloud ("AIC") and compute-to-edge solutions, that meet the needs of professional users and enterprises, including with respect to reliability, effectively manage the prices we charge for our solutions considering the market dynamics on our cost structure driven by hyperscalers, continuously develop new and existing products and appropriately manage our capital spending and other operational expenses. The purpose of this discussion and analysis section is to provide material information relevant to an assessment of our financial condition and results of operations from management’s perspective, including to describe and explain key trends, events and other factors that impacted our reported results and that are likely to impact our future performance.

Revenue

We primarily derive revenue from the sale of services to customers pursuant to contracts having terms of one year or longer, which allows us to have a consistent and predictable base level of revenue. Services included in our contracts consist of security solutions, the delivery of content, applications and software over the internet, cloud infrastructure solutions and professional services. In addition to a base level of revenue, we are also dependent on our ability to increase our product offerings and to cross-sell additional services to our new and existing customers, particularly for our security and cloud infrastructure services portfolios. Our revenue is also impacted by customer renewals and the pricing for such renewals, the rate of adoption and timing of customer offerings, variability of one-time events, usage of cloud computing services and the amount of traffic we serve on our network. Geopolitical, economic and other developments that impact our customers' businesses can also impact our ability to attract new customers or continue to cross-sell additional services to existing customers and traffic levels for customers with variable usage. Over the longer term, our ability to continually develop and expand our product portfolio, to successfully bring those products to market and to effectively manage the prices we charge for our solutions considering the market dynamics on our cost structure driven by hyperscalers, are key factors impacting our revenue growth.

We have observed the following trends related to our revenue in recent years:

•Increased sales of our security solutions, led by application security solutions and microsegmentation solutions, and increased sales of our cloud infrastructure services solutions, attributable to enhanced services on our platform, have made a significant contribution to revenue growth. Our security and cloud infrastructure services solutions continue to contribute to a large portion of our revenue. We plan to continue to invest in these areas with a focus on AI applications for our security products and cloud infrastructure services, including expanding our platform, to further advance our product portfolios and sales capabilities.

•Traffic growth on our network has improved, but remains moderated as compared to prior years. We, and the industry more broadly, are seeing growth at a slower pace than we have experienced in the past. In particular, customers in verticals such as media and gaming have optimized their traffic to manage through underlying business challenges at a time of global macroeconomic and geopolitical headwinds. Some of our customers' businesses have been impacted by these headwinds, and as a result, they may continue to reduce their spending or optimize their traffic, which would reduce traffic on our network and revenue. In prior years we also experienced incremental traffic growth from past asset acquisitions. We expect the moderation of traffic growth trends to continue for the remainder of 2026.

•The prices paid by some of our delivery and security customers have declined in recent years at contract renewal due to competition, which negatively impacts our revenue growth rates. We have been able to mitigate some of the negative impacts to our revenue growth rates by upselling incremental solutions to our existing customers. We are taking steps upon contract renewals to sign customers to multi-year contracts that reflect the significant cost increases we have experienced from hyperscaler market dynamics and their traffic volumes to better align unit pricing.

•Revenue from our international operations continues to grow, particularly from new customer acquisition and cross-selling of incremental solutions. Because we publicly report in U.S. dollars, our reported revenue results are negatively impacted when the U.S. dollar strengthens and benefit when the U.S. dollar weakens.

•We have experienced variations in certain types of revenue from quarter-to-quarter. These quarterly variations in revenue are attributable to, among other things, the timing of large customer contract signings and renewals; the frequency and timing of purchases of custom solutions or licensed software; the nature and timing of software and gaming releases by our customers; holiday season activity; and whether there are large live sporting or other events or situations that impact the amount of media traffic on our network.

Expenses

Our level of profitability is impacted by our expenses, including direct costs to support our revenue such as bandwidth and co-location costs, which includes energy to power our network. We have observed the following trends related to our profitability in recent years:

•Co-location costs are a significant portion of our cost of revenue. As we continue to scale our cloud infrastructure services, including our platform to support AI applications, we have experienced a significant increase in our co-location costs, particularly as competition for data center space has continued to increase, including from hyperscalers. We have entered into, and expect to continue to enter into, longer term leases that include certain financial commitments. The costs of the financial commitments are expensed ratably over the lease term, and, as a result, in some cases, we are incurring costs in advance of these locations being fully utilized. We continue to improve our internal-use software and remain disciplined in managing our hardware deployments, which enables us to use servers more efficiently. We will need to continue to effectively manage our co-location costs to maintain or improve current levels of profitability.

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

•Network build-out and supporting service costs represent another significant portion of our cost of revenue. These costs include maintenance and supporting services incurred as we continue to operate our growing network, compute partner program costs incurred as we expand our use of partners and costs of third-party cloud providers used for some of our operations. We have seen some of these costs increase in recent years as a result of our network expansion, and particularly the build out of our platform to support our cloud infrastructure services. We will need to continue to effectively manage our network build-out and supporting service costs in an effort to control costs.

•Our employees are core to the operations of our business, and payroll and related costs, including stock-based compensation, is our largest expense. It is important to the success of our operations that we offer competitive compensation packages. However, we are focused on remaining disciplined in allocating our resources to support our faster growing security and cloud infrastructure services solutions, including maintaining operational efficiencies to mitigate the rising cost of talent. Over the past few years, we redesigned some of our compensation programs by shifting certain plans from a cash-based to stock-based program, such as our 401(k) match program in 2025. Additionally, in 2026, we introduced a new retirement benefit to our existing compensation programs. These programs are designed to better align employee incentives with the interests of our stockholders, which has increased our stock-based compensation.

•Depreciation expense related to our network equipment also contributes to our overall expense levels. In recent years, we have invested in our network, particularly as part of building out our platform to support our cloud infrastructure services, which increased our capital expenditures and resulting depreciation expense. We plan to continue investing in our platform to support our faster growing cloud infrastructure services, including support for new enterprise customers, all to support future revenue growth from AI applications. We are experiencing a significant increase in server and memory costs due to market dynamics driven by hyperscalers, which will increase our future capital expenditures and resulting depreciation expense.

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

Results of Operations

The following sets forth, as a percentage of revenue, interim condensed consolidated statements of income data for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Revenue	100%	100%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	44	41
Research and development	13	12
Sales and marketing	15	13
General and administrative	15	15
Amortization of acquired intangible assets	2	3
Restructuring charge	—	—
Total costs and operating expenses (1)	89	85
Income from operations (1)	11	15
Interest and marketable securities income, net	2	2
Interest expense	(1)	(1)
Other (expense) income, net	—	1
Income before provision for income taxes (1)	11	17
Provision for income taxes	1	5
Net income (1)	10%	12%

(1) Amounts may not foot due to rounding.

Revenue

Beginning in the first quarter of 2026, revenue by solution was reported as security, delivery and other cloud applications and cloud infrastructure services. Recognizing cloud infrastructure services as a primary growth area and a significant focus of investment in our cloud computing portfolio, we began reporting its revenue separately. Prior period amounts reported in the table below for revenue by solution category have been recast to reflect this change. Revenue by solution category during the periods presented was as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025	% Change	% Change at Constant Currency
Security	$589,790	$530,695	11%	9%
Delivery and other cloud applications	389,208	416,843	(7)	(8)
Cloud infrastructure services	94,612	67,601	40	39
Total revenue	$1,073,610	$1,015,139	6%	4%

During the three months ended March 31, 2026, the increase in our revenue, as compared to the same period in 2025, was primarily the result of continued growth in sales of our security and cloud infrastructure services solutions, partially offset by a decline in revenue from our delivery and other cloud applications solutions due to downward pricing of contract renewals.

The increase in security solutions revenue for the three months ended March 31, 2026, as compared to the same period in 2025, was due to growth in sales of key products in our security solutions portfolio, including our API security, web application and Guardicore segmentation solutions.

The decrease in delivery and other cloud applications solutions revenue for the three months ended March 31, 2026, as compared to the same period in 2025, was driven by a decrease in delivery revenue due to downward pricing of contract renewals. Additionally, we believe macroeconomic headwinds are causing some delivery and other cloud applications customers to increase their focus on cost optimization, which negatively impacted traffic on our network and had a negative impact on delivery and other cloud applications revenue.

The increase in cloud infrastructure services solutions revenue for the three months ended March 31, 2026, as compared to the same period in 2025, was due to growth in sales to new and existing customers of our compute solutions, as well as the compute partner solutions running on our platform.

Revenue derived in the U.S. and internationally during the periods presented was as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025	% Change	% Change at Constant Currency
U.S.	$543,147	$528,739	3%	3%
As a percentage of revenue	51%	52%
International	530,463	486,400	9	5
As a percentage of revenue	49%	48%
Total revenue	$1,073,610	$1,015,139	6%	4%

For the three months ended March 31, 2026 and 2025, no single country outside the U.S. accounted for 10% or more of revenue during these periods. Changes in foreign currency exchange rates positively impacted our revenue by $18.5 million during the three months ended March 31, 2026 as compared to the same period in 2025.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2026	2025	% Change
Co-location costs	$98,870	$83,761	18%
Bandwidth fees	52,809	47,823	10
Network build-out and supporting services	67,383	54,074	25
Payroll and related costs	90,133	84,460	7
Stock-based compensation, including amortization of prior capitalized amounts	35,336	30,297	17
Depreciation of network equipment	84,048	78,325	7
Amortization of internal-use software	42,720	40,205	6
Total cost of revenue	$471,299	$418,945	12%
As a percentage of revenue	44%	41%

The increase in cost of revenue during the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to:

•co-location costs and depreciation of network equipment as a result of investment in our network, particularly as we build out our platform, including to support cloud infrastructure services and AI applications, to support future growth and scalability;
•network build-out and supporting services, particularly due to partner costs as we expand our compute partner program;
•payroll and related costs as a result of headcount growth to support our operations and the impact of the prior year annual merit increases; and
•stock-based compensation as a result of a new benefit that reduced the service period for retirement eligible employees effective in 2026.

During the remainder of 2026, we expect our cost of revenue to increase as compared to 2025, in particular our co-location costs, bandwidth fees, depreciation of network equipment and amortization of internal-use software as we continue to invest in our platform to support cloud infrastructure services to provide us the ability to scale. Due to the market dynamics driven by the hyperscalers, we are also experiencing price increases for co-location, server and memory costs, which will increase our co-location costs and depreciation of network equipment. Additionally, we expect network build-out and supporting services to increase due to our compute partner programs to support the growth of our cloud infrastructure services solutions and stock-based compensation to increase as a result of a new benefit that reduced the service period for retirement eligible employees.

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2026	2025	% Change
Payroll and related costs	$165,044	$146,592	13%
Stock-based compensation	48,857	42,268	16
Capitalized salaries and related costs	(80,748)	(72,078)	12
Other expenses	8,423	6,767	24
Total research and development	$141,576	$123,549	15%
As a percentage of revenue	13%	12%

The increase in research and development expenses during the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to higher payroll and related costs and stock-based compensation as a result of headcount growth from our strategic initiatives and the impact of prior year annual merit increases. Additionally, stock-based compensation increased as a result of a new benefit that reduced the service period for retirement eligible employees effective in 2026.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three months ended March 31, 2026 and 2025, we capitalized $31.9 million and $29.4 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, ranging from two to ten years based on the software developed and its expected useful life.

During the remainder of 2026, we expect our research and development costs to increase as compared to 2025, in particular payroll and related costs, including stock-based compensation, in support of our faster growing security and cloud infrastructure services solutions. We also expect stock-based compensation to increase during the remainder of 2026 as a result of a new benefit that reduced the service period for retirement eligible employees. However, we plan to continue to carefully manage costs in an effort to manage our operating margins.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2026	2025	% Change
Payroll and related costs	$108,523	$92,364	17%
Stock-based compensation	24,981	22,440	11
Marketing programs and related costs	16,123	11,215	44
Other expenses	7,435	8,112	(8)
Total sales and marketing	$157,062	$134,131	17%
As a percentage of revenue	15%	13%

The increase in sales and marketing expenses during the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to:

•payroll and related costs as a result of headcount growth as part of our reinvestment in our go-to-market strategy;
•stock-based compensation as a result of a new benefit that reduced the service period for retirement eligible employees effective in 2026; and
•marketing programs and related costs from the timing of events and increased campaigns.

During the remainder of 2026, we expect our sales and marketing expenses to increase as compared to 2025, in particular payroll and related costs primarily due to our reinvestment in headcount as part of our go-to-market strategy to drive acquisition of new customers for our faster growing security and cloud infrastructure services solutions, and from stock-based compensation as a result of a new benefit that reduced the service period for retirement eligible employees. However, we plan to continue to carefully manage costs in an effort to manage our operating margins.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2026	2025	% Change
Payroll and related costs	$62,870	$56,492	11%
Stock-based compensation	33,166	28,342	17
Depreciation and amortization	18,138	16,486	10
Facilities-related costs	20,775	21,869	(5)
Provision for doubtful accounts	1,117	1,155	(3)
Acquisition-related costs	(759)	95	(899)
Software and related service costs	16,309	16,746	(3)
Other expenses	12,193	14,748	(17)
Total general and administrative	$163,809	$155,933	5%
As a percentage of revenue	15%	15%

The increase in general and administrative expenses during the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to higher payroll and related costs and stock-based compensation as a result of headcount growth to support our operations and the impact of the prior year annual merit increases. Additionally, stock-based compensation increased as a result of a new benefit that reduced the service period for retirement eligible employees effective in 2026.

During the remainder of 2026, we expect our general and administrative expenses to increase as compared to 2025, to support the operations of the business. In particular, we expect stock-based compensation to increase as a result of a new benefit that reduced the service period for retirement eligible employees. However, we plan to continue to carefully manage costs in an effort to manage our operating margins.

Amortization of Acquired Intangible Assets

	For the Three Months Ended March 31,
(in thousands)	2026	2025	% Change
Amortization of acquired intangible assets	$25,187	$27,637	(9)%
As a percentage of revenue	2%	3%

The decrease in amortization of acquired intangible assets for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to a decrease in the value of acquired intangible assets as a result of impairments of certain completed technologies recognized in the fourth quarter of 2025. Based on acquired intangible assets at March 31, 2026, we expect amortization of acquired intangible assets to be approximately $75.0 million for the remainder of 2026, and $85.6 million, $79.0 million, $74.0 million and $66.7 million for 2027, 2028, 2029 and 2030, respectively.

Restructuring Charge

	For the Three Months Ended March 31,
(in thousands)	2026	2025	% Change
Restructuring charge	$183	$361	(49)%
As a percentage of revenue	—%	—%

The restructuring charge for the three months ended March 31, 2026 was primarily driven by management's commitment to an action initiated during the fourth quarter of 2025 to restructure certain parts of the company to align investments and simplify organizational structure to long-term growth priorities. We do not expect to incur material additional charges related to this action.

The restructuring charge for the three months ended March 31, 2025 was primarily driven by management's commitment to an action initiated during the third quarter of 2024 with the primary intent to redeploy headcount and resources to support our faster growing security and cloud infrastructure services solutions. We do not expect to incur material additional charges related to this action.

Non-Operating Income

	For the Three Months Ended March 31,
(in thousands)	2026	2025	% Change
Interest and marketable securities income, net	$17,547	$19,530	(10)%
As a percentage of revenue	2%	2%
Interest expense	$(8,257)	$(6,750)	22%
As a percentage of revenue	(1)%	(1)%
Other (expense) income, net	$(1,786)	$6,020	(130)%
As a percentage of revenue	—%	1%

Interest and marketable securities income, net consists of interest earned on invested cash and marketable securities balances and income and losses on mutual funds that are associated with our employee non-qualified deferred compensation plan. The decrease for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily the result of investing in marketable securities at lower rates of return due to lower interest rates in 2026 as compared to the same period in 2025.

Interest expense is related to our debt transactions, which are described in Note 6 to the interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

Provision for Income Taxes

	For the Three Months Ended March 31,
(in thousands)	2026	2025	% Change
Provision for income taxes	$15,679	$50,212	(69)%
As a percentage of revenue	1%	5%
Effective income tax rate	13%	29%

For the three months ended March 31, 2026, as compared to the same period in 2025, our provision for income taxes decreased due to an increase in the excess tax benefit related to stock-based compensation, a decrease in profitability and a decrease in net controlled foreign corporation tested income (formerly global intangible low-taxed income). These amounts were partially offset by an increase in certain tax reserves.

For the three months ended March 31, 2026, our effective income tax rate was lower than the federal statutory tax rate due to the excess tax benefit related to stock-based compensation, the benefit of U.S. federal, state and foreign research and development credits and foreign income taxed at lower rates. These amounts were partially offset by non-deductible transfer pricing and non-deductible stock-based compensation.

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

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2026. The OBBBA did not have a material impact on our condensed consolidated financial statements.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Income from operations	$114,494	$154,583
Amortization of acquired intangible assets	25,187	27,637
Stock-based compensation	128,681	111,978
Amortization of capitalized stock-based compensation and capitalized interest expense	15,016	12,359
Restructuring charge	183	361
Acquisition-related (benefit) costs	(759)	95
Non-GAAP income from operations	$282,802	$307,013

GAAP operating margin	11%	15%
Non-GAAP operating margin	26%	30%

The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net income	$106,319	$123,171
Amortization of acquired intangible assets	25,187	27,637
Stock-based compensation	128,681	111,978
Amortization of capitalized stock-based compensation and capitalized interest expense	15,016	12,359
Restructuring charge	183	361
Acquisition-related (benefit) costs	(759)	95
Amortization of debt issuance costs	2,148	1,605
Gain on cost method investments, net	—	(9,313)
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(37,515)	(11,797)
Non-GAAP net income	$239,260	$256,096

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended March 31,
	2026	2025
GAAP net income per diluted share	$0.71	$0.82
Amortization of acquired intangible assets	0.17	0.18
Stock-based compensation	0.86	0.74
Amortization of capitalized stock-based compensation and capitalized interest expense	0.10	0.08
Restructuring charge	—	—
Acquisition-related (benefit) costs	(0.01)	—
Amortization of debt issuance costs	0.01	0.01
Gain on cost method investments, net	—	(0.06)
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.25)	(0.08)
Adjustment for shares (1)	0.02	—
Non-GAAP net income per diluted share (2)	$1.61	$1.70

Shares used in GAAP per diluted share calculations	150,022	151,064
Impact of benefit from note hedge transactions (1)	(1,338)	—
Shares used in non-GAAP per diluted share calculations (1)	148,684	151,064

(1) Shares used in non-GAAP per diluted share calculations have been adjusted for the three months ended March 31, 2026, for the benefit of our note hedge transactions. During these periods, our average stock price was in excess of $93.01, which is the initial conversion price of Akamai's convertible senior notes due in May 2033. See further definition below.
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

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net income	$106,319	$123,171
Interest and marketable securities income, net	(17,547)	(19,530)
Provision for income taxes	15,679	50,212
Depreciation and amortization	143,867	134,304
Amortization of capitalized stock-based compensation and capitalized interest expense	15,016	12,359
Amortization of acquired intangible assets	25,187	27,637
Stock-based compensation	128,681	111,978
Restructuring charge	183	361
Acquisition-related (benefit) costs	(759)	95
Interest expense	8,257	6,750
Gain on cost method investments, net	—	(9,313)
Other expense, net	1,786	3,293
Adjusted EBITDA	$426,669	$441,317

Net income margin	10%	12%
Adjusted EBITDA margin	40%	43%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of March 31, 2026, our cash, cash equivalents and marketable securities, which are detailed in Note 2 to the interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, totaled $1.7 billion. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy is also designed to limit the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of March 31, 2026, we had cash and cash equivalents of $382.7 million held in accounts outside the U.S. The U.S. Tax Cuts and Jobs Act establishes a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact. As a result, our liquidity is not expected to be materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Net income	$106,319	$123,171
Non-cash reconciling items included in net income	315,540	311,817
Changes in operating assets and liabilities	(109,351)	(183,788)
Net cash provided by operating activities	$312,508	$251,200

The increase in cash provided by operating activities for the three months ended March 31, 2026, as compared to the same period in 2025, was due to timing of payroll funding and vendor payments, as well as lower income tax payments due to intercompany sales of intellectual property paid in the first quarter of 2025 which did not reoccur in 2026. These increases were partially offset by timing of customer collections.

Cash Used in Investing Activities

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Cash paid for asset acquisition	$—	$(29,930)
Purchases of property and equipment and capitalization of internal-use software development costs	(191,847)	(196,008)
Net marketable securities activity	(125,849)	1,105,875
Other, net	(1,798)	(3,091)
Net cash (used in) provided by investing activities	$(319,494)	$876,846

The increase in cash used in investing activities during the three months ended March 31, 2026, as compared to the same period in 2025, was due to an increase in maturities and sales of marketable securities during the three months ended March 31, 2025, that were not reinvested in order to repay our $1,150.0 million convertible senior notes, which we paid in May 2025. The increase in cash used in investing activities was partially offset by remaining consideration paid for the Edgio, Inc. asset acquisition during the three months ended March 31, 2025, that did not recur in 2026.

Net Cash Used in Financing Activities

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Activity related to stock-based compensation	$(84,955)	$(51,881)
Repurchases of common stock	(205,886)	(499,963)
Other, net	(868)	(406)
Net cash used in financing activities	$(291,709)	$(552,250)

The decrease in cash used in financing activities during the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to a decrease in repurchases of common stock, partially offset by increased employee taxes paid related to net share settlement of stock awards as a result of a higher stock price in 2026.

In May 2024, our board of directors authorized a $2.0 billion share repurchase program, effective May 2024 through June 2027. During the three months ended March 31, 2026, we repurchased 2.0 million shares of common stock at a weighted average price of $105.47 per share for an aggregate of $205.9 million. As of March 31, 2026, $974.6 million remained available for future share repurchases under the authorization program. Our goals for the share repurchase program are to offset the dilution created by our employee equity compensation programs over time and provide the flexibility to return capital to stockholders as business and market conditions warrant, while still preserving our ability to pursue other strategic opportunities. The timing and amount of any future share repurchases will be determined by our management based on its evaluation of market conditions and other factors.

Convertible Senior Notes

As of March 31, 2026, we had $4,140.0 million of convertible senior notes outstanding that are senior unsecured obligations and bear interest payable semi-annually in arrears. These notes mature between September 2027 and May 2033. The terms of the notes and related hedge and warrant transactions are discussed more fully in Note 6 to the interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Revolving Credit Facilities

In January 2025, we entered into a $150.0 million uncommitted revolving credit agreement ("2025 Credit Agreement"). Any outstanding borrowings are secured by collateral, consisting primarily of available-for-sale marketable securities. The 2025 Credit Agreement does not expire but is cancellable at any time and any borrowings can be due on demand. Borrowings under the 2025 Credit Agreement will bear a specified interest rate, based on the Secured Overnight Financing Rate, and interest period at the time of the confirmed borrowing. There were no outstanding borrowings under the 2025 Credit Agreement as of March 31, 2026.

In November 2022, we entered into a revolving Credit Agreement ("2022 Credit Agreement"), which was amended in May 2025 to increase the aggregate revolving commitments to $1.0 billion, which allows us to borrow up to $1.0 billion at various interest rates and contains customary representations and warranties, affirmative and negative covenants and events of default. The 2022 Credit Agreement expires on November 22, 2028. As of March 31, 2026, we were in compliance with all covenants. There were no outstanding borrowings under the 2022 Credit Agreement as of March 31, 2026.

The terms of the revolving credit agreements are discussed more fully in Note 6 to the interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Operating Leases

We have entered into operating leases for real estate assets related to office space and co-location assets related to space or racks at co-location facilities and related equipment for our servers and other networking equipment. In addition, we have entered into an operating lease with a data center operator for space in the Virginia area that we contemporaneously subleased to an affiliate of a large social media customer. A portion of the space at the subleased data center commenced in 2025, and the remainder of the space commenced in January 2026. Both the lease payments and associated sublease income are expected to substantially offset each other. As of March 31, 2026, there have been no significant changes in our obligations under these operating lease arrangements from those reported on Form 10-K for the year ended December 31, 2025, other than normal period-to-period variations, particularly as we execute on our expansion plans for cloud infrastructure services.

Purchase Commitments

We enter into long-term agreements with network and internet service providers for bandwidth, as well as execute purchase orders for the purchase of goods or services in the ordinary course of business, which may contain minimum commitments. These minimum commitments may vary from period to period depending on the timing and length of contract renewals with our vendors, and on our plans for network expansion, including our expansion plans related to our cloud infrastructure services.

Liquidity Outlook

Based on our present business plan, we expect our current cash, cash equivalents and marketable securities balances and our forecasted cash flows from operations to be sufficient to meet our foreseeable cash needs for at least the next 12 months.

Our foreseeable cash needs, in addition to our recurring operating costs, include our expected capital expenditures, particularly planned investments in AI infrastructure, investments in information technology, potential strategic acquisitions, anticipated share repurchases, lease and purchase commitments and settlements of other liabilities.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, stockholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 13 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2025 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the three months ended March 31, 2026 was determined to be immaterial.

As of March 31, 2026, we did not have any additional material off-balance sheet arrangements.

Significant Accounting Policies and Estimates

See Note 2 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our significant accounting policies and estimates from those reported in our annual report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    Our portfolio of cash equivalents and short- and long-term investments is maintained in a variety of securities that are detailed in Note 2 to the interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. The majority of our investments are classified as available-for-sale securities and carried at fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes. If market interest rates were to increase by 100 basis points, reflected uniformly across the yield curve regardless of the duration to maturity, from March 31, 2026 levels, the fair value of our available-for-sale portfolio would decline by approximately $12.8 million.

As of March 31, 2026, we had $4,140.0 million in aggregate principal amount of convertible senior notes outstanding that are senior unsecured obligations with fixed annual interest rates. The terms of the notes are discussed more fully in Note 6 to the interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. Due to the fixed annual interest rate, these notes do not give rise to financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the notes at face value less an unamortized discount on our interim condensed consolidated balance sheet, and we present the fair value for required disclosure purposes only.

Our exposure to risk for changes in interest rates relates primarily to any borrowings under our credit agreements, which have variable rates of interest. As of March 31, 2026, we had no outstanding borrowings under the 2025 Credit Agreement or the 2022 Credit Agreement.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than functional currencies result in gains and losses that are reflected in our interim condensed consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our interim condensed consolidated statements of income within other expense, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the three months ended March 31, 2026. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of March 31, 2026, no customer had an accounts receivable balance greater than 10% of total accounts receivable. As of December 31, 2025, there was one customer with an accounts receivable balance of 10% of total accounts receivable. We believe that at March 31, 2026, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

The following is a summary of the principal risks that could materially adversely affect our business, results of operations and financial condition. This summary should be read in conjunction with the more detailed discussion of risks set forth in this section and the other information in this Quarterly Report on Form 10-Q, and should not be relied upon as an exhaustive summary of the material risks facing our business.

•Our revenue growth may slow, remain flat or decline, negatively impacting our profitability and stock price, due to pricing pressure from competition, customer optimization initiatives, “do-it-yourself” strategies by large customers and reduced traffic on our network.
•Global macroeconomic and geopolitical conditions, including inflation, elevated interest rates, tariffs, trade restrictions, energy costs, supply disruptions, economic uncertainty, and international tensions, have adversely affected and may continue to adversely affect customer demand, our costs and the pricing of our services.
•Our global operations subject us to risks that could harm our business, including geopolitical instability, warfare and armed conflict, physical attacks on data centers or critical infrastructure, foreign currency fluctuations, regulatory complexity and challenges in managing a geographically dispersed workforce.
•We face intense competition from companies in our markets, which may result in pricing pressure, loss of customers, or inability to grow our security, delivery and other cloud applications and cloud infrastructure services.
•We and the third parties upon which we rely face a variety of evolving cybersecurity threats, including threats enhanced by increasingly capable AI tools, that could cause security incidents or data breaches, resulting in significant costs, legal liability, regulatory enforcement, reputational harm and loss of business.
•Defects, errors or service disruptions in our platform, products, internal systems or third-party technology we rely upon could lead to customer losses, liability and harm to our business.
•We may not be successful in our AI initiatives, which could adversely affect our business, reputation or financial results; our use of AI may also introduce operational, security, intellectual property and regulatory risks.
•Evolving privacy regulations, including international data transfer restrictions, data localization requirements and “digital sovereignty” frameworks, could negatively impact our profitability and business operations.
•Other regulatory developments, including those affecting the internet, content liability, AI, cloud services or critical infrastructure, as well as potential amendments to Section 230 and emerging AI governance laws, could negatively impact our business or increase our exposure to legal liability.
•Our business strategy depends on the ability to source adequate transmission capacity, co-location facilities and equipment; failure to access those resources, including due to competition, supply constraints, tariff-driven cost increases or infrastructure damage, could lead to loss of revenue and service disruptions.
•Acquisitions and other strategic transactions could result in operating difficulties, dilution, diversion of management attention and other harmful consequences that may adversely impact our business and results of operations.

•If we are unable to recruit and retain key employees and qualified sales, research and development, technical, marketing and support personnel, our ability to compete could be harmed.
•Our restructuring and reorganization activities may be disruptive to our operations and harm our business.
•Our stock price has been, and may continue to be, volatile, and your investment could lose value.
•Any failure to meet our debt obligations would damage our business; we have significant debt, and our ability to repay or refinance this debt depends on factors beyond our control.

Financial and Operational Risks

Slowing, flat or limited revenue growth has in the past and may continue to negatively impact our profitability and stock price.

The overall revenue growth we have enjoyed in recent years may not continue and could decline, negatively impacting our profitability and stock price. Our ability to generate revenue depends on the amount of services we deliver, continued growth in demand for our security, delivery and other cloud applications and cloud infrastructure services solutions and our ability to maintain or increase the prices we charge for them. If we are unable to increase revenues, our profitability and stock price could suffer.

Revenue from our delivery and other cloud applications solutions is impacted by pricing pressure due to competition and fluctuations in content traffic as a result of, among other factors, changes in the popularity of our customers' content including video delivery and gaming, and economic pressures on our customers that can cause them to take steps to optimize their platforms, including through "do-it-yourself" ("DIY") initiatives or redistributing traffic among multiple providers. Such steps by our customers have in the past and may in the future reduce traffic on our network, negatively impacting revenue. Although the rate of decline has diminished in recent periods, we have continued to experience revenue declines in our delivery and other cloud applications solutions, and ongoing competition, pricing pressure, and potential further shifts toward DIY or alternative sourcing strategies may continue to impact our delivery revenue.

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

In addition, an increasing proportion of our revenue has been generated by our cloud infrastructure services solutions. Our ability to generate revenue in our cloud infrastructure services solutions depends on our ability to successfully continue building our platform, developing AI capabilities, attract a customer base that has traditionally partnered with more established companies in the cloud computing industry, develop effective, price competitive and attractive solutions and increase prices without reducing customer adoption, usage or retention.

Global conditions have in the past and may in the future harm our industry, business and results of operations.

Because we operate globally, our business, revenues and profitability are impacted by global macroeconomic and geopolitical conditions. The success of our activities is affected by general economic, political and market conditions, including, inflation, foreign exchange rates, interest rates, tax rates, supply chain issues, energy prices or supply disruptions, economic uncertainty or contraction, political instability, warfare or acts of terrorism, public health crises, changes in laws, policy- and regulatory-related changes resulting from U.S. and non-U.S. government and regulators' actions and regulatory priorities, trade barriers including announced or expected tariffs, changes in export controls, the actual or perceived failure or financial difficulties of financial institutions, reduced consumer confidence, and spending and economic and trade sanctions. Global and regional economic and geopolitical conditions can impact our customers, potentially making non-U.S. companies reluctant to enter into contracts with U.S. providers or to permit cross-border data transfers. Such conditions can also cause customers to take cost-savings measures, such as optimization and DIY initiatives, reduction or delay of information technology spending, contract renegotiation and lengthening of procurement and sales cycles, which have in the past and may in the future negatively impact our revenues by reducing traffic on our network. The U.S. capital markets have recently experienced and may continue to experience extreme volatility and disruption and inflation rates in the U.S. have been elevated compared to historical rates and have fluctuated. In addition, the current U.S. presidential administration has imposed or indicated an intention to impose tariffs or export controls (including on advanced computing and networking technologies and services) on certain countries that could further adversely impact trade relations, result in higher costs and decreased purchasing power of our customers, put increased pressure on supply chains and create general market instability. Such economic volatility has in the past and could in the future adversely affect our business, financial condition, results of operations and cash flows and future market disruptions could negatively impact us. For example, these unfavorable economic conditions could slow our revenue growth or increase our operating costs, which could negatively impact our profitability. Geopolitical destabilization, the escalation of international tensions and warfare, including the ongoing U.S-Israel military conflict with Iran and related hostilities in the Middle East, have impacted and could continue to impact global currency exchange rates, resources from our suppliers, availability or pricing of energy and other inputs, our ability to compete effectively and our ability to operate or grow our business. The emergence of armed conflict targeting commercial technology infrastructure, including physical attacks on data centers, could further disrupt global supply chains, impair availability of critical cloud and network services and heighten operational risks for technology companies, including us. Cybersecurity threats can also intensify during periods of geopolitical destabilization, increasing the risk of attempted attacks on our systems, suppliers and customers.

The ongoing military conflict between the United States and Iran, including broader hostilities involving Israel and other regional actors, has introduced risks to technology companies with operations or infrastructure in the Middle East. Recent events have demonstrated that commercial data centers and cloud infrastructure in the region may be physically targeted through missile, drone or other attacks, as evidenced by Iranian strikes on data center facilities in the Persian Gulf in early 2026. Such attacks have resulted in structural damage, prolonged service outages and the physical destruction of computing equipment, and state actors have publicly identified U.S. technology company assets in the region as potential military targets. Although our globally distributed network architecture is designed to provide a degree of resilience against localized infrastructure disruptions, including by enabling traffic to be routed across our platform, we rely on third-party co-location providers and network infrastructure in the Middle East and other conflict-affected regions, and any physical attacks on, or destruction of, such infrastructure could disrupt our network, impair our ability to deliver services to customers in the region and cause us to incur significant remediation costs. In addition, escalating hostilities have caused, and may continue to cause, disruptions to regional supply chains, telecommunications connectivity, undersea cables, energy infrastructure and transportation networks, any of which could adversely affect operations, increase our costs or impair our ability to serve customers.

Additionally, we have offices, employees and infrastructure located in regions that historically have and may again experience periods of political instability, warfare or acts of terrorism, public health crises, changes in laws, trade barriers, and economic and trade sanctions. Approximately six percent of our global employees are located in Israel and have been impacted by military conflicts or other hostilities in and around or involving Israel, including being required to report for military duty. Any further escalations or conflicts impacting Israel could cause harm to our employees or otherwise impair their ability to work for extended periods of time.

Failure to control expenses could reduce our profitability, which would negatively impact our stock price.

Maintaining or improving our profitability depends both on our ability to increase our revenue and limit our expenses. We base our decisions about expense levels and investments on estimates of our future revenue and future anticipated rates of growth and may incur varying levels of expense based on strategic initiatives, including acquisitions and the build out of our network to support our cloud infrastructure services solutions. In addition, many of our expenses are fixed costs for a certain amount of time which may impact our ability to reduce costs in a timely manner or without incurring additional costs. Further, we are subject to cost increases that we may not be able to successfully mitigate or pass on to our customers and we could lose customers who are unwilling to accept price increases, which could reduce our revenue. If we are unable to increase revenue limit expenses, or manage increasing costs our results of operations will suffer. We have in the past and may in the future take certain steps to reduce expenses or to raise our prices to offset cost increases, however, there are no assurances that we will be able to effectively reduce or offset our expenses and such actions may negatively affect our ability to invest in our business for innovation, systems improvements and other initiatives.

If we do not develop or acquire new solutions that are attractive to our customers, our revenue and operating results could be adversely affected.

Innovation is important to our future success. In particular, as security and cloud infrastructure services solutions have become, and are expected to continue to be, an important part of our business, we must be particularly adept at developing new security and cloud infrastructure services solutions that meet the constantly-changing threat landscape and compute-to-edge and AI inference solutions that meet the needs of professional users and enterprises looking to increase the utility of the internet for their business.

The process of developing new solutions and product enhancements is complex, lengthy and uncertain and has become increasingly complex due to the sophistication of our customers’ needs. The development timetable is uncertain and we may commit significant resources to developing solutions for which a viable market may not develop. For example, we are investing significant resources in our cloud infrastructure services solutions and platform, working on expanding capacity, adding additional sites and developing increased cloud computing features and functionality. Success in these efforts is not guaranteed and will largely depend on our ability to create products that are competitive in the enterprise market, source additional co-location facilities, manage an uncertain supply chain for server related hardware and adapt our offerings to new or emerging technologies and changes in customer requirements, including those related to AI workloads. In addition, we have experienced, and may in the future experience, delays in developing and releasing new products and product enhancements. This could cause our expenses to grow more rapidly than our revenue.

Trying to innovate through acquisition can be costly and with uncertain prospects for success; attractive acquisition targets may be too expensive for us to pursue which could cause us to pursue more time-consuming internal development.

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

Many of our current and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, broader product portfolios, longer operating histories, greater brand recognition and more established relationships in the industry than we do. As a result, some competitors have in the past and may in the future be able to: develop superior products or services; leverage better name recognition, particularly in the security and cloud computing markets; enter new markets more easily or better manage the impact of changes in general economic conditions, geopolitical conditions and industry pressures; gain greater market acceptance for their products and services; enter into long-term contracts with our potential customers; increase their points of presence and proximity to enterprise data centers and end users faster than us; secure server components (including memory), co-location space and power on preferred terms and with priority access, which can constrain industry supply and increase our costs; expand their offerings more efficiently and more rapidly; bundle their products that are competitive with ours with other solutions they offer in a way that makes our offerings less appealing to, or more costly for, current and potential customers; more quickly adapt to new or emerging technologies and changes in customer requirements; take advantage of acquisition, investment and other opportunities more readily; offer lower prices than ours, including at levels that may not be profitable for us to match; spend more money on the promotion, marketing and sales of their products and services; offer higher salaries to talented professionals which may impact our ability to hire or retain engineering and other personnel; and implement shorter sales cycles with customers and prospects. This is particularly true with respect to our AI and cloud infrastructure services solutions, as a small number of very large competitors have established themselves as incumbents in these industries and exert significant purchasing power and priority access to servers, memory, co-location capacity and power.

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

We are devoting significant resources to develop and deploy our own competing cloud computing offering. The rapid development and deployment of new compute infrastructure—both hardware and software—bears the risk of bugs and unforeseen failures that could affect our reputation and ability to execute our strategies. The risks of such bugs and unforeseen failures introduced to our platform by our customers who control many aspects of their use of our cloud computing services and experimental technologies could affect our reputation, ability to execute our strategies and our financial condition. It is also uncertain whether our strategies to develop and deploy our own competing cloud computing offering will attract additional customers or generate enough revenue to be successful. The costs related to these efforts may also reduce the gross and operating margins we have previously achieved. Failure to adequately and rapidly deploy additional points of presence, increased proximity to enterprise data centers and end users and develop competitive offerings could result in negative publicity, loss of business, diminishing customer appeal and other negative consequences which could harm our business.

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

We and the third-parties upon which we rely face a variety of evolving threats, which could cause cybersecurity incidents and/or data breaches, such as cyber-attacks, malicious internet-based activity, online and offline fraud and other similar activities. Such threats are prevalent and continue to rise, are increasingly difficult to detect and come from a variety of sources and may be enhanced or facilitated by AI. In particular, advances in AI capabilities, including increasingly sophisticated AI models and associated coding agents capable of autonomously discovering and exploiting software vulnerabilities, are expected to become more broadly accessible over time, including to nation-state actors and other well-resourced threat actors. The availability of such capabilities could materially increase the speed, scale and effectiveness of cyberattacks against us, our customers and third-party providers, and could compress the time available to identify, test and deploy patches or other mitigations in response to newly discovered vulnerabilities, placing significant pressure on our vulnerability management, product development and security operations functions. We regularly face attempts to gain unauthorized access or deliver malicious software to Akamai's platforms, products and services and our internal IT systems, with the goal of stealing proprietary information related to our business, products, employees and customers; disrupting our systems and services or those of our customers or others; or demanding ransom to return control of such systems and services. These attempts take a variety of forms, including DDoS attacks, infrastructure attacks, botnets, malicious file uploads, computer malware, application abuse, credential abuse, social engineering (including phishing attacks), ransomware, bugs, viruses, worms malicious software programs, business email compromises, misuse of employee credentials and wrongful conduct by insider employees or vendors, all of which may be enhanced or facilitated by AI. Further, attempts to disrupt or gain unauthorized access to our and our third-party vendors' information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by AI. Malicious actors are known to attempt to fraudulently induce employees and suppliers to disclose sensitive information through illegal electronic spamming, phishing or other tactics. Other parties may attempt to gain unauthorized physical access to our facilities in order to infiltrate our internal-use information systems. Furthermore, nation state and hacktivist attacks against us or our customers have in the past and may in the future intensify during periods of heightened geopolitical tensions or armed conflict, such as the ongoing war in Ukraine and the U.S.-Israel military conflict with Iran and related hostilities in the Middle East. We may not be able to anticipate the techniques used in such attacks, as they change frequently and may not be recognized until launched. The rapidly changing technological and geopolitical landscape may also create new, unexpected, or unknown risks for which we may not immediately be prepared, requiring increased risk mitigation expenditures.

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

To protect our corporate and deployed networks, we aim to continuously engineer more secure solutions, enhance security and reliability features, improve the deployment of software updates to address security vulnerabilities, develop mitigation technologies that help to secure customers from attacks and maintain the digital security infrastructure that protects the integrity of our network and services. For example, our efforts to continually enhance the security and reliability of our globally distributed infrastructure, customer applications, and corporate systems comprise various initiatives and mitigation efforts, including upgrading access and configuration controls; improving security instrumentation, monitoring, detection and prevention tools; enhancing software inventory and tracking and patching systems; upgrading encryption processes and protections; enhancing authorization methods in applications; enhancing data loss prevention and endpoint security management capabilities; upgrading vulnerability identification, assessment and remediation processes and technologies; and enhancing the security of passwords and other credentials, as applicable and appropriate. Our efforts to engineer more secure solutions are frequently costly, with a negative impact on near-term profitability, and may be unsuccessful in preventing security incidents that may have an adverse effect on our business and reputation.

For example, with the continued build out of our platform to support cloud infrastructure services, we continue to adapt procedures for mitigating risks that have in the past or may in the future materialize, including any harms that may arise from abuse of our cloud computing products. If we fail to mitigate these harms or if there is a significant cybersecurity event using our cloud computing products or our cloud computing products are perceived to be less reliable than our competitors, it could result in loss of customers and reputational damage.

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

A significant portion of our hiring, new customers and revenue growth in recent years has been attributable to our business outside the U.S. Our operations in international countries subject us to risks that may increase our costs, impact our financial results, disrupt our operations or make our operations less efficient and require significant management attention. These risks include: foreign exchange rate risks; uncertainty regarding liability for content or services, including uncertainty as a result of local laws and lack of legal precedent; loss of revenues if the U.S. or international governments impose limitations on doing business with significant current or potential customers; difficulty in staffing, training, developing and managing international operations as a result of distance, language, cultural differences, differences in employee/employer relationships or regulations; theft of intellectual property in high-risk countries where we operate; difficulties in enforcing contracts, collecting accounts and longer payment cycles in certain countries; difficulties in transferring funds from, or converting currencies in, certain countries; managing the costs and processes necessary to comply with export control, sanctions, anti-bribery and anti-corruption, data protection, cybersecurity and competition laws and regulations or other regulatory or contractual limitations on our ability to sell or develop our products and services in certain international markets; changes in regulatory rules or policies or changes in government enforcement priorities and resources; macroeconomic developments and changes in the labor markets in which we operate; geopolitical developments, including increasing international tensions or any that impact our or our customers’ ability to operate in or deliver content to a country; other circumstances outside of our control such as trade disputes, including the imposition of tariffs by the United States on imports from certain countries and any resulting counter-tariffs or macroeconomic impacts, political unrest, warfare, military or armed conflict, such as the Russian invasion of Ukraine, the Israel-Hamas war, the ongoing U.S.-Israel military conflict with Iran and related hostilities in the Middle East, terrorist attacks, public health emergencies, energy crises and natural disasters that could disrupt our ability to provide services or limit customer purchases of them. For example, approximately six percent of our global employees are located in Israel and have been and may continue to be impacted by hostilities in the region, including being required to report for military duty, which could impact our ability to operate and successfully complete ongoing initiatives.

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

To operate and grow our globally distributed network serving our portfolio of services, we are dependent in part upon transmission capacity provided by third-party telecommunications network providers and co-location facilities to house our servers and equipment to support our operations. We may be unable to purchase the bandwidth and space we need from these providers due to limitations on their resources, increasing energy costs or other reasons outside of our control, including market dynamics driven by hyperscalers, significant cost increases in servers and memory, and shortages of data center space and power. In particular, our efforts to increase the size and scale of our network infrastructure have required and may continue to require procuring significant additional space in co-location facilities. Inability to access facilities where we would like to install servers, secure sufficient power capacity or perform maintenance on existing servers for any reason impedes our ability to expand or maintain capacity. In addition, co-location facilities and other physical infrastructure on which we depend may be vulnerable to damage or destruction from armed conflict, military or terrorist attacks, natural disasters or other catastrophic events. Recent military conflicts have demonstrated that data centers and related infrastructure in conflict zones can be physically targeted, resulting in structural damage, prolonged outages and equipment loss. As a result, there can be no assurance that we are adequately prepared for unexpected increases in capacity demands by our customers or unexpected loss of infrastructure capacity. Failure to put in place or maintain the capacity we require to operate our business effectively could result in a reduction in, or disruption of, service to our customers and ultimately a loss of those customers. In addition, these third-party providers can experience operational inefficiencies relating to power, climate controls, water, logistics, and other unforeseen events which could result in increased costs, service disruptions and diminished customer experiences. We cannot guarantee that these providers have adequate measures in place to avoid service events that could impact our ability to operate portions of our network.

Akamai's platforms, products and services rely on hardware equipment, including hundreds of thousands of servers deployed around the world. Increasing demand and manufacturing limitations for certain necessary equipment or components may significantly impact pricing and availability. In addition disruptions in our supply chain have occurred in the past and could occur in the future that prevent us from purchasing needed equipment at attractive prices or at all. For example, we are experiencing continued volatility in certain server component costs, including as a result of recently imposed tariffs, that support the continued build out of our AI infrastructure, cloud infrastructure and platform services. In addition, from time to time, it has been, and may continue to be, more difficult to purchase equipment that is manufactured in areas that face disruptions to operations due to war, unrest, trade sanctions or other political activity, public health issues, safety issues, natural disasters or general economic conditions. For example, tariffs imposed by the United States on other countries and any resulting counter-tariffs have in the past and will in the future likely lead to increasing costs and supply chain disruptions. Failure to have adequate equipment, including server and other networking equipment, could harm the quality of our services, which could lead to the loss of customers and revenue.

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

The data practices and technology systems of businesses that we have acquired, or may acquire, and our efforts to integrate our acquisitions with our existing technologies have in the past and may in the future pose risks, such as cybersecurity vulnerabilities or past cybersecurity or privacy incidents. Following an acquisition, we work to enhance the security and reliability of our systems. As such, there is a period of increased cybersecurity risk during the period between closing an acquisition and the completion of our security upgrades and integration. For example, as part of the integration of the Linode compute platform into Akamai's platform and the migration of certain applications and products from third party cloud providers onto Akamai's platform, we have been working to enhance the security and reliability of the integrated systems. While we continue to make progress on these efforts, the mitigation of a number of risks is ongoing and thus certain underlying vulnerabilities remain that, if exploited, could negatively impact Akamai's platform and our customers. Despite our efforts to enhance the security and reliability of our systems, our information technology systems and those of third parties with whom we do business or communicate may be damaged, disrupted, or shut down due to attacks by unauthorized access, malicious software, computer viruses, undetected intrusion, hardware failures, or other events. In addition, our disaster recovery plans may be ineffective or inadequate.

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

In addition, our future success will depend upon our ability to attract, train and retain employees, particularly in our expected areas of growth such as security and cloud infrastructure services. Such efforts will require time, expense and attention by our employees as there is significant competition for talented individuals. This competition results in increased costs in the form of cash and stock-based compensation and can have a dilutive impact on our stock. Our ability to hire and retain employees may be adversely affected by volatility in our stock price or our ability to obtain shareholder approval to offer additional stock to our employees, because a significant portion of our compensation is in the form of equity grants. We are retasking certain employees to work on our cloud infrastructure services solutions which will require the use of our resources and if we are unable to successfully retrain our employees, our cloud computing business may suffer. Furthermore, geopolitical events may impact our retention efforts. For example, the military conflict and other hostilities in the Middle East have impacted and could continue to impact our workforce in Israel, as employees have been and may continue to be required to report for military service or have other competing priorities. The loss of the services of a significant number of our employees or any of our key employees or our inability to attract and retain new talent in a timely fashion may be disruptive to our operations and overall business.

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

Over the past several years, we have implemented internal restructurings and reorganizations designed to reduce the size and cost of our operations, improve operational efficiencies and reprioritize investments, enhance our ability to pursue market opportunities and accelerate our technology development initiatives. During the first quarter of 2023, the third quarter of 2024 and the fourth quarter of 2025, management committed to actions to restructure certain parts of the Company, including reducing headcount, to enable it to prioritize investments in the fastest growing areas of the business and redeploy resources to support the Company's strategic investments. We may take similar steps in the future as we seek to realize operating synergies, optimize our operations to achieve our target operating model and profitability objectives, respond to market forces or better reflect changes in the strategic direction of our business. In addition, in 2025 management introduced changes to the sales organization and sales compensation structure to work to optimize sales performance and to better align sales incentives to the fastest growing areas of the business. Disruptions in operations may occur as a result of taking these actions. Taking these actions may also result in significant expense, including with respect to workforce reductions, decreased productivity due to employee distraction and unanticipated employee turnover which could adversely affect our operating results.

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
Certain of our offerings use software that is subject to open-source licenses. Open-source code is software that is freely accessible, usable and modifiable; however, certain open-source code is governed by license agreements, the terms of which could require users of such software to make any derivative works of the software available to others on unfavorable terms or at no cost. Because we use open-source code, we may be required to take remedial action in order to protect our proprietary software. Such action could include replacing certain source code used in our software, discontinuing certain of our products or taking other actions that could be expensive and divert resources away from our development efforts. In addition, the terms relating to disclosure of derivative works in many open-source licenses are unclear and have not been interpreted by U.S. courts. If a court interprets one or more such open-source licenses in a manner that is unfavorable to us, we could be required to make certain of our key software generally available at no cost. We could also be subject to similar conditions or restrictions should there be any changes in the licensing terms of the open-source software incorporated into our products. In either event, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely or successful basis, any of which could adversely affect our business, operating results and financial condition. Furthermore, open-source software may have security flaws and other deficiencies that could make our solutions less reliable and damage our business, and these risks may be heightened by advances in AI capabilities that enable the more rapid discovery and exploitation of such vulnerabilities.

We may not be successful in our artificial intelligence initiatives, which could adversely affect our business, reputation, or financial results.

Artificial intelligence presents new risks, opportunities and challenges that may affect our business. In addition to ongoing investments to integrate AI and machine learning technology into our existing products and solutions and to use AI to enhance our business operations, we recently launched AIC, a platform enabling AI inferencing at the edge of the internet, as a direct offering in the AI market. This introduces additional risks, as we now compete with established and emerging companies providing AI infrastructure and inference solutions. Given the nature of AI technology, we face significant competition from other companies and an evolving regulatory landscape. Our AI-focused initiatives, including AIC, may not be successful, and our competitors may incorporate AI into their products or market their AI solutions more successfully than us, which could impair our ability to compete effectively and adversely affect our financial results. Further, the rapid evolution of AI combined with the uncertain, rapidly evolving and often inconsistent regulatory landscape may require significant additional resources and costs and could in some cases limit our ability to implement AI capabilities in our solutions or to use AI to support business operations.AI systems and third-party AI services that we use may also introduce operational resilience and stability risks that could disrupt our services or customers' workloads and adversely affect our business, reputation or financial results. Further, data used to train AI-based systems may lead to harm to our reputation or financial results. Use of AI that has been trained on open-source code repositories for code development, for instance, may increase intellectual property risks, as well as risks related to ingestion of malicious code. Despite our implementation of programs designed to support responsible and safe AI use and development, we may not successfully address all issues that may arise. For example, user misuse of AI capabilities, privacy concerns, user consent, supply chain security, AI-related export controls, transparency and the accuracy, completeness and suitability of data sets are all potential issues that could adversely affect our business, reputation, or financial results.

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

U.S. and international laws and regulations that apply to the internet, including content liability, security requirements, law enforcement access to information, critical infrastructure, net neutrality, so-called "fair share" or internet content taxes, international data transfer restrictions, sanctions, export controls, restrictions on social media or other platforms, applications or content, as well as developing regulatory concerns related to digital or cloud sovereignty, could pose risks to our revenues, intellectual property and customer relationships and could increase expenses or create other disadvantages to our business. Section 230 of the U.S. Communications Decency Act, ("Section 230"), gives websites that host user-generated content broad protection from legal liability for content posted on their sites. Proposals to repeal or amend Section 230 could expose us to greater legal liability in the conduct of our business. Our Acceptable Use Policy prohibits customers from using our network to deliver illegal or inappropriate content; if customers violate that policy, we may nonetheless face reputational damage, enforcement actions or lawsuits related to their content. In addition, laws and regulations related to content could cause internet service providers, or others, to block our products in order to enforce content-blocking efforts. Efforts to block a single product or domain name may end up blocking a number of other products or domain names in an overbroad manner that could affect our business.

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

The market price of our common stock has historically been volatile. Trading prices for our common stock may continue to fluctuate in response to a number of events and factors, including the following: quarterly variations in operating results; changes in guidance or failure to meet guidance; announcements by our customers related to their businesses that could be viewed as impacting their usage of our solutions; market speculation about whether we are a takeover target or considering a strategic transaction; announcements by us regarding acquisitions; announcements by competitors; the rapid development of AI technologies and market speculation regarding its potential competitive impact on particular industries or companies; activism by any single large stockholder or combination of stockholders or rumors about such activity; changes in financial estimates and recommendations by securities analysts; failure to meet the expectations of securities analysts; purchases or sales of our stock by our officers and directors; general economic conditions and other macroeconomic factors, such as inflationary pressures, foreign currency exchange rate fluctuations, energy prices, reduced consumer spending, elevated interest rates, the announcement or imposition of tariffs, recessionary economic cycles, protracted economic slowdowns and overall market volatility; repurchases of shares of our common stock; the issuance of additional shares or securities convertible into, or exchangeable or exercisable for, shares of our common stock, including under our equity compensation plans; entry into, or termination of, relationships with material customers and partners; and performance by other companies in our industry.

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

As of the date of this report, we had total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2027, total principal amount of $1,265.0 million of convertible senior notes outstanding due in 2029 and total principal amount of $1,725.0 million of convertible senior notes outstanding due in 2033. In November 2022, we entered into a credit agreement, which was amended in May 2025 to increase the aggregate revolving commitments to $1.0 billion. We also entered into a credit agreement in January 2025 providing for a $150.0 million revolving credit facility. As of March 31, 2026, there were no outstanding borrowings under the credit facilities. Our ability to repay any amounts we borrow under our credit facility, refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the applicable indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through future borrowing under the credit facility or the issuance of the convertible senior notes in an optimally productive and profitable manner. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. If we do not have sufficient cash upon conversion of the notes or to repurchase the notes if required by purchasers in accordance with the terms thereof, we would be in default under the terms of the notes, which could seriously harm our business. Although the terms of our credit facilities include certain covenants that potentially limit our future indebtedness, the terms of the notes do not. If we incur significantly more debt, this could intensify the risks described above. In addition, if we are unable to obtain financing to fund additional capital expenditures, acquisitions, and general corporate and other purposes on reasonable terms, or at all, then our business, operations and financial condition may be harmed.

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

Provisions of our charter, by-laws and Delaware law could make it more difficult for a third party to control or acquire us, even if doing so would be beneficial to our stockholders. For example our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director; stockholders must provide advance notice, additional disclosures and representations and warranties to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders' meeting; and our board of directors can issue, without stockholder approval, shares of undesignated preferred stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (4)
January 1, 2026 – January 31, 2026	—	$—	—	$1,180,514
February 1, 2026 – February 28, 2026	325,799	99.67	325,799	1,148,042
March 1, 2026 – March 31, 2026	1,626,343	106.63	1,626,343	974,628
Total	1,952,142	$105.47	1,952,142

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased or Sold
Adam Karon (Chief Operating Officer and General Manager of the Cloud Technology Group)	Termination (March 3, 2026)(1)	Rule 10b5-1 trading arrangement	Sales	(1)	(1)
Paul C. Joseph (EVP, Global Sales and Services)	Adoption (March 4, 2026)	Rule 10b5-1 trading arrangement	Sales	Until March 17, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 15,500 shares of common stock
Kimberly Salem-Jackson (EVP, Chief Marketing Officer)	Adoption (March 10, 2026)	Rule 10b5-1 trading arrangement	Sales	Until November 30, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 4,313 shares of common stock
Robert Blumofe (EVP, Chief Technology Officer)	Adoption (March 13, 2026)	Rule 10b5-1 trading arrangement	Sales	Until March 5, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 20,243 shares of common stock

(1) On March 3, 2026, Adam Karon terminated a Rule 10b5-1 trading arrangement that was previously adopted on August 22, 2025. For additional details about the material terms of this arrangement, refer to the description under the heading “(c) Director and Officer Trading Arrangements” contained in Part II, Item 5. Other Information of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, which is incorporated herein by reference.

Item 6. Exhibits

Exhibit 3.1
Amended and Restated Certificate of Incorporation of Akamai Technologies, Inc. (including all amendments thereto) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 16, 2025)

Exhibit 3.2	Amended and Restated By-Laws of Akamai Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 12, 2025)

Exhibit 10.1#	Form of Executive Bonus Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on February 17, 2026)

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.INS)

*	Submitted electronically herewith
#	Management contract or compensatory plan, contract or arrangement

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025, (iv) Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

May 8, 2026	By:	/s/ Edward McGowan
Edward McGowan
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)