Form 10-Q
period 2026-06-30
AKAMAI TECHNOLOGIES INC
filed 2026-08-07
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of August 3, 2026: 143,716,609

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data) (unaudited)	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,480,257	$930,231
Marketable securities	1,875,130	256,302
Accounts receivable, net of reserves of $7,803 and $7,706 at June 30, 2026, and December 31, 2025, respectively	953,445	793,666
Prepaid expenses and other current assets	341,254	306,481
Total current assets	4,650,086	2,286,680
Marketable securities	1,260,918	733,228
Property and equipment, net	2,636,028	2,333,462
Operating lease right-of-use assets	1,689,018	1,469,700
Acquired intangible assets, net	564,281	614,542
Goodwill	3,202,854	3,206,525
Deferred income tax assets	852,383	622,776
Other assets	217,852	212,730
Total assets	$15,073,420	$11,479,643

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(in thousands, except share data) (unaudited)	June 30, 2026	December 31, 2025
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$273,378	$125,054
Accrued expenses	277,771	319,622
Deferred revenue	200,269	151,186
Convertible senior notes	1,705,576	—
Operating lease liabilities	370,448	336,613
Other current liabilities	13,777	35,043
Total current liabilities	2,841,219	967,518
Deferred revenue	21,337	17,088
Deferred income tax liabilities	40,077	31,089
Convertible senior notes	5,857,252	4,105,355
Operating lease liabilities	1,405,710	1,233,420
Other liabilities	159,308	147,802
Total liabilities	10,324,903	6,502,272
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 700,000 shares designated as Series A Junior Participating Preferred Stock; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 153,403,797 shares issued and 143,591,450 shares outstanding at June 30, 2026, and 149,711,094 shares issued and 144,711,094 outstanding at December 31, 2025	1,534	1,497
Additional paid-in capital	2,289,038	2,080,487
Accumulated other comprehensive loss	(116,894)	(94,756)
Treasury stock, at cost, 9,812,347 shares at June 30, 2026, and 5,000,000 shares at December 31, 2025	(1,035,813)	(434,786)
Retained earnings	3,610,652	3,424,929
Total stockholders’ equity	4,748,517	4,977,371
Total liabilities and stockholders’ equity	$15,073,420	$11,479,643

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data) (unaudited)	2026	2025	2026	2025
Revenue	$1,099,682	$1,043,494	$2,173,292	$2,058,633
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	485,932	426,535	957,231	845,480
Research and development	148,821	125,838	290,397	249,387
Sales and marketing	170,045	146,239	327,107	280,370
General and administrative	187,686	162,597	351,495	318,530
Amortization of acquired intangible assets	25,089	27,721	50,276	55,358
Restructuring charge	1,825	3,103	2,008	3,464
Total costs and operating expenses	1,019,398	892,033	1,978,514	1,752,589
Income from operations	80,284	151,461	194,778	306,044
Interest and marketable securities income, net	31,672	14,129	49,219	33,659
Interest expense	(9,078)	(8,201)	(17,335)	(14,951)
Other (expense) income, net	(2,851)	(5,451)	(4,637)	569
Income before provision for income taxes	100,027	151,938	222,025	325,321
Provision for income taxes	20,623	48,320	36,302	98,532
Net income	$79,404	$103,618	$185,723	$226,789
Net income per share:
Basic	$0.55	$0.72	$1.28	$1.54
Diluted	$0.52	$0.71	$1.22	$1.53
Shares used in per share calculations:
Basic	144,660	144,757	144,965	146,905
Diluted	153,686	145,249	151,854	148,156

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands) (unaudited)	2026	2025	2026	2025
Net income	$79,404	$103,618	$185,723	$226,789
Other comprehensive (loss) gain:
Foreign currency translation adjustments	3,999	46,703	(13,616)	68,487
Change in unrealized (loss) gain on investments, net of income tax benefit (expense) of $1,358, $(413), $2,711 and $(28) for the three and six months ended June 30, 2026 and 2025, respectively	(4,269)	1,265	(8,522)	89
Other comprehensive (loss) gain	(270)	47,968	(22,138)	68,576
Comprehensive income	$79,134	$151,586	$163,585	$295,365

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(in thousands) (unaudited)	2026	2025
Cash flows from operating activities:
Net income	$185,723	$226,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	369,288	349,483
Stock-based compensation	274,971	224,754
(Benefit) provision for deferred income taxes	(4,481)	44,063
Amortization of debt issuance costs	5,180	3,250
Gain on investments	—	(9,313)
Other non-cash reconciling items, net	6,425	3,982
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(171,804)	(33,117)
Prepaid expenses and other current assets	(33,341)	(29,699)
Accounts payable and accrued expenses	(15,094)	(84,541)
Deferred revenue	53,986	23,117
Other current liabilities	(22,209)	(22,457)
Other non-current assets and liabilities	(9,870)	14,038
Net cash provided by operating activities	638,774	710,349
Cash flows from investing activities:
Cash (paid) received for business acquisitions, net of cash acquired	(37)	790
Cash paid for asset acquisition	—	(29,930)
Purchases of property and equipment	(246,613)	(263,312)
Capitalization of internal-use software development costs	(170,987)	(156,477)
Purchases of short- and long-term marketable securities	(2,268,108)	(669,795)
Proceeds from sales of short- and long-term marketable securities	5,837	266,004
Proceeds from maturities and redemptions of short- and long-term marketable securities	109,251	1,053,221
Other, net	(3,102)	(6,521)
Net cash (used in) provided by investing activities	(2,573,759)	193,980

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Six Months Ended June 30,
(in thousands) (unaudited)	2026	2025
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	250,000
Repayment of borrowings under revolving credit facility	—	(250,000)
Proceeds from the issuance of convertible senior notes, net of issuance costs	3,452,749	1,702,188
Proceeds from the issuance of warrants related to convertible senior notes	657,125	330,855
Purchase of note hedge related to convertible senior notes	(893,725)	(605,820)
Repayment of convertible senior notes	—	(1,149,992)
Proceeds related to the issuance of common stock under stock plans	35,967	29,241
Employee taxes paid related to net share settlement of stock awards	(150,076)	(97,929)
Repurchases of common stock	(615,744)	(799,963)
Other, net	(1,459)	(2,035)
Net cash provided by (used in) financing activities	2,484,837	(593,455)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	579	21,501
Net increase in cash, cash equivalents and restricted cash	550,431	332,375
Cash, cash equivalents and restricted cash at beginning of period	931,308	519,084
Cash, cash equivalents and restricted cash at end of period	$1,481,739	$851,459

Supplemental disclosures of cash flow information:
Cash paid for interest expense	11,994	11,380
Cash paid for operating lease liabilities	225,077	156,036
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	399,587	182,731
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	191,192	75,565
Capitalization of stock-based compensation	75,752	63,918

Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$1,480,257	$850,302
Restricted cash	1,482	1,157
Cash, cash equivalents and restricted cash	$1,481,739	$851,459

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended June 30, 2026
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2026	145,549,131	$1,524	$2,123,150	$(116,624)	$(630,473)	$3,531,248	$4,908,825
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	556,520	5	(26,650)				(26,645)
Issuance of common stock under employee stock purchase plan	463,290	5	35,247				35,252
Stock-based compensation			178,157				178,157
Issuance of warrants related to convertible senior notes			657,125				657,125
Purchase of note hedge related to convertible senior notes, net of deferred taxes of $215,734			(677,991)				(677,991)
Repurchases of common stock	(3,046,290)				(411,671)		(411,671)
Re-issuance of treasury stock for 401(k) employer match	68,799				6,331		6,331
Net income						79,404	79,404
Foreign currency translation adjustment				3,999			3,999
Change in unrealized loss on investments, net of tax				(4,269)			(4,269)
Balance at June 30, 2026	143,591,450	$1,534	$2,289,038	$(116,894)	$(1,035,813)	$3,610,652	$4,748,517

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Three Months Ended June 30, 2025
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2025	146,086,802	$1,578	$2,673,892	$(135,385)	$(1,051,593)	$3,096,069	$4,584,561
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	408,226	4	(12,785)				(12,781)
Issuance of common stock under employee stock purchase plan	458,208	4	29,568				29,572
Stock-based compensation			131,756				131,756
Issuance of warrants related to convertible senior notes			330,855				330,855
Purchase of note hedge related to convertible senior notes, net of deferred taxes of $149,509			(456,311)				(456,311)
Repurchases of common stock	(3,870,468)				(302,244)		(302,244)
Re-issuance of treasury stock for 401(k) employer match	117,143				10,514		10,514
Net income						103,618	103,618
Foreign currency translation adjustment				46,703			46,703
Change in unrealized gain on investments, net of tax				1,265			1,265
Balance at June 30, 2025	143,199,911	$1,586	$2,696,975	$(87,417)	$(1,343,323)	$3,199,687	$4,467,508

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Six Months Ended June 30, 2026
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2026	144,711,094	$1,497	$2,080,487	$(94,756)	$(434,786)	$3,424,929	$4,977,371
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	3,229,413	32	(153,943)				(153,911)
Issuance of common stock under employee stock purchase plan	463,290	5	35,247				35,252
Stock-based compensation			348,113				348,113
Issuance of warrants related to convertible senior notes			657,125				657,125
Purchase of note hedge related to convertible senior notes, net of deferred taxes of $215,734			(677,991)				(677,991)
Repurchases of common stock	(4,998,432)				(617,557)		(617,557)
Re-issuance of treasury stock for 401(k) employer match	186,085				16,530		16,530
Net income						185,723	185,723
Foreign currency translation adjustment				(13,616)			(13,616)
Change in unrealized loss on investments, net of tax				(8,522)			(8,522)
Balance at June 30, 2026	143,591,450	$1,534	$2,289,038	$(116,894)	$(1,035,813)	$3,610,652	$4,748,517

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Six Months Ended June 30, 2025
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2025	150,025,096	$1,556	$2,618,384	$(155,993)	$(558,488)	$2,972,898	$4,878,357
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	2,527,444	26	(98,513)				(98,487)
Issuance of common stock under employee stock purchase plan	458,208	4	29,568				29,572
Stock-based compensation			272,992				272,992
Issuance of warrants related to convertible senior notes			330,855				330,855
Purchase of note hedge related to convertible senior notes, net of deferred taxes of $149,509			(456,311)				(456,311)
Repurchases of common stock	(10,028,703)				(805,335)		(805,335)
Re-issuance of treasury stock for 401(k) employer match	217,866				20,500		20,500
Net income						226,789	226,789
Foreign currency translation adjustment				68,487			68,487
Change in unrealized gain on investments, net of tax				89			89
Balance at June 30, 2025	143,199,911	$1,586	$2,696,975	$(87,417)	$(1,343,323)	$3,199,687	$4,467,508

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

2. Investments and Fair Value Measurements

Available-for-sale marketable securities held as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of June 30, 2026
Time deposits	$37,577	$—	$—	$37,577	$37,577	$—
Commercial paper	997,441	—	(1,779)	995,662	971,744	23,918
Corporate bonds	1,677,190	275	(5,374)	1,672,091	858,452	813,639
U.S. government agency obligations	394,641	—	(567)	394,074	—	394,074
	$3,106,849	$275	$(7,720)	$3,099,404	$1,867,773	$1,231,631

As of December 31, 2025
Time deposits	$31,035	$—	$—	$31,035	$31,035	$—
Corporate bonds	920,142	3,921	(127)	923,936	217,139	706,797
	$951,177	$3,921	$(127)	$954,971	$248,174	$706,797

The Company holds money market funds and mutual funds, which are classified as equity securities. These securities are not included in the available-for-sale securities table above, but are included in marketable securities in the interim condensed consolidated balance sheets.

Unrealized gains and unrealized losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the interim condensed consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest and marketable securities income, net in the interim condensed consolidated statements of income. As of June 30, 2026, the Company did not hold any available-for-sale marketable securities in a continuous unrealized loss position for more than 12 months.

Contractual maturities of the Company’s available-for-sale marketable securities held as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
Due in 1 year or less	$1,867,773	$248,174
Due after 1 year through 5 years	1,231,631	706,797
	$3,099,404	$954,971

Fair Value Measurements

The fair value measurements within the fair value hierarchy of the Company’s financial assets as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
As of June 30, 2026
Cash Equivalents and Marketable Securities:
Money market funds	$1,016,873	$1,016,873	$—
Time deposits	127,152	—	127,152
Commercial paper	995,662	—	995,662
Corporate bonds	1,672,091	—	1,672,091
U.S. government agency obligations	394,074	—	394,074
Mutual funds	32,078	32,078	—
	$4,237,930	$1,048,951	$3,188,979

As of December 31, 2025
Cash Equivalents and Marketable Securities:
Money market funds	$409,326	$409,326	$—
Time deposits	103,038	—	103,038
Commercial paper	34,962	—	34,962
Corporate bonds	923,936	—	923,936
Mutual funds	28,981	28,981	—
	$1,500,243	$438,307	$1,061,936

As of June 30, 2026 and December 31, 2025, the fair value of the Company's financial assets were determined utilizing a Level 1 or Level 2 valuation. Level 1 valuations are based upon the market prices for such investments that are readily available in active markets and Level 2 valuations are based upon the available quoted prices for similar assets in active markets (or identical assets in an inactive market).

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

3. Accounts Receivable

Net accounts receivable consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Trade accounts receivable	$741,841	$577,914
Unbilled accounts receivable	219,407	223,458
Gross accounts receivable	961,248	801,372
Allowances for current expected credit losses and other reserves	(7,803)	(7,706)
Accounts receivable, net	$953,445	$793,666

A summary of activity in the accounts receivable allowance for current expected credit losses and other reserves for the six months ended June 30, 2026 and 2025 was as follows (in thousands):

	June 30, 2026	June 30, 2025
Beginning balance	$7,706	$3,522
Charges to income from operations	7,192	6,708
Collections from customers previously reserved and other	(7,095)	(5,049)
Ending balance	$7,803	$5,181

Charges to income from operations primarily represents charges to provision for doubtful accounts for increases in the allowance for current expected credit losses.

4. Incremental Costs to Obtain a Contract with a Customer

Deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
Deferred costs included in prepaid expenses and other current assets	$78,684	$69,983
Deferred costs included in other assets	83,524	92,525
Total deferred costs	$162,208	$162,508

Information related to incremental costs to obtain a contract with a customer for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Amortization expense related to deferred costs	$22,420	$15,375	$43,151	$29,164
Incremental costs capitalized	$24,728	$17,783	$43,569	$32,084

Amortization expense related to deferred costs is primarily included in sales and marketing expense in the interim condensed consolidated statements of income.

5. Acquired Intangible Assets and Goodwill

Acquired intangible assets that are subject to amortization consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$465,832	$(267,472)	$198,360	$465,832	$(250,436)	$215,396
Customer-related intangible assets	726,024	(395,139)	330,885	725,494	(363,724)	361,770
Trademarks and trade names	15,255	(12,665)	2,590	15,247	(12,080)	3,167
Acquired license rights	44,810	(12,364)	32,446	44,810	(10,601)	34,209
Total	$1,251,921	$(687,640)	$564,281	$1,251,383	$(636,841)	$614,542

Based on the Company's acquired intangible assets as of June 30, 2026, aggregate expense related to amortization of acquired intangible assets is expected to be $49.8 million for the remainder of 2026, and $85.6 million, $79.0 million,

$74.0 million and $66.7 million for 2027, 2028, 2029 and 2030, respectively.

The changes in the carrying amount of goodwill for the six months ended June 30, 2026 were as follows (in thousands):

Balance as of January 1, 2026	$3,206,525
Measurement period adjustments related to an acquisition completed in prior year	13
Foreign currency translation	(3,684)
Balance as of June 30, 2026	$3,202,854

The Company tests goodwill for impairment at least annually. Through the date the interim condensed consolidated financial statements were issued, no triggering events have occurred that would indicate that a potential impairment exists.

6. Acquisition

LayerX

In July 2026, the Company acquired all the outstanding equity interests of LayerX Security Ltd. ("LayerX") for approximately $205.0 million in cash, subject to post-closing adjustments. The allocation of the purchase price has not been finalized as of the date of the filing of these financial statements. The acquisition is intended to enhance the Company's security portfolio with the addition of LayerX's browser-based artificial intelligence usage control and secure enterprise browser technology.

7. Debt

Convertible Senior Notes

In May 2026, the Company issued $1,750.0 million in principal amount of convertible senior notes due 2032 and $1,750.0 million in principal amount of convertible senior notes due 2030, and entered into related convertible note hedge and warrant transactions. The Company intends to use a portion of the net proceeds to fund the accelerated capital expenditure requirements to support its cloud infrastructure services and for general corporate purposes.

The Company has five convertible senior notes ("2033 Notes", "2032 Notes", "2030 Notes", "2029 Notes" and "2027 Notes") outstanding with a par value totaling $7,640.0 million (collectively, the "Notes") that are senior unsecured obligations of the Company and bear interest payable semi-annually in arrears. The following table summarizes further details of the Notes:

Notes	Issuance Date	Maturity Date		Principal Amount (in thousands)	Coupon Interest Rate	Effective Interest Rate
2033 Notes	May 19, 2025	May 15, 2033	(1)	$1,725,000	0.250%	0.484%
2032 Notes	May 22, 2026	May 15, 2032		$1,750,000	0.000%	0.231%
2030 Notes	May 22, 2026	May 15, 2030		$1,750,000	0.000%	0.348%
2029 Notes	August 18, 2023	February 15, 2029		$1,265,000	1.125%	1.388%
2027 Notes	August 16, 2019	September 1, 2027		$1,150,000	0.375%	0.539%

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

Prior to the close of business on the business day immediately preceding the conversion date, as noted in the table below, under the following circumstances a holder may exercise their conversion right:

•during any calendar quarter commencing after the calendar quarter ended September 30, 2025 for the 2033 Notes, September 30, 2026 for the 2032 Notes and the 2030 Notes, December 31, 2023 for the 2029 Notes and December 31, 2019 for the 2027 Notes (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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

The market price trigger condition for the 2033 Notes was met as of June 30, 2026, because the closing price of the Company's common stock exceeded 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days ending June 30, 2026. Accordingly, the 2033 Notes are convertible at the option of the holders during the three months ended September 30, 2026. As a result, the Company has reclassified the carrying value of the 2033 Notes from non-current liabilities to current liabilities in the interim condensed consolidated balance sheets as of June 30, 2026. As of June 30, 2026, and through the date of this filing, no holders have submitted notes for conversion, and no conversions have occurred.

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

The conversion rights for the outstanding Notes as of June 30, 2026 are as follows:

Notes	Conversion Date	Conversion Rate (1)	Conversion Price per Share (1)
2033 Notes	January 15, 2033	10.7513	$93.01
2032 Notes	January 15, 2032	5.2408	$190.81
2030 Notes	January 15, 2030	4.9650	$201.41
2029 Notes	October 15, 2028	7.9170	$126.31
2027 Notes	May 1, 2027	8.6073	$116.18

(1) The conversion rate for the Notes is established as a number of shares of the Company's common stock per $1,000 principal amount of the Notes, that is equivalent to the conversion price per share, subject to adjustments in certain events. Upon the occurrence of certain corporate events the Company will increase the conversion rate for a holder that elects to convert its Notes.

Components and Fair Value of the Notes

The Notes consisted of the following components as of June 30, 2026 and December 31, 2025 (in thousands):

	2033 Notes	2032 Notes	2030 Notes	2029 Notes	2027 Notes	Total
As of June 30, 2026
Principal	$1,725,000	$1,750,000	$1,750,000	$1,265,000	$1,150,000	$7,640,000
Less: issuance costs, net of amortization	(19,424)	(23,624)	(23,412)	(8,586)	(2,126)	(77,172)
Net carrying amount	$1,705,576	$1,726,376	$1,726,588	$1,256,414	$1,147,874	$7,562,828

Estimated fair value (1)	$2,522,054	$1,611,155	$1,650,023	$1,509,891	$1,381,875	$8,674,998

As of December 31, 2025
Principal	$1,725,000	$—	$—	$1,265,000	$1,150,000	$4,140,000
Less: issuance costs, net of amortization	(21,390)	—	—	(10,187)	(3,068)	(34,645)
Net carrying amount	$1,703,610	$—	$—	$1,254,813	$1,146,932	$4,105,355

Estimated fair value (1)	$1,918,062	$—	$—	$1,254,981	$1,158,407	$4,331,450

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

	2033 Notes	2032 Notes	2030 Notes	2029 Notes	2027 Notes
Note hedge transaction costs	$605,820	$553,700	$340,025	$236,555	$312,225
Shares covered by note hedge transactions	18,546	9,171	8,689	10,015	9,898
Shares related to warrant transactions	18,546	9,171	8,689	10,015	9,898
Strike price per share related to warrant transactions	$155.02	$282.68	$247.35	$180.44	$178.74
Aggregate proceeds from sale of warrants	$330,855	$384,475	$272,650	$90,195	$185,150

Revolving Credit Facilities

In January 2025, the Company entered into a $150.0 million uncommitted revolving credit agreement ("2025 Credit Agreement"). Any outstanding borrowings are secured by collateral, consisting primarily of available-for-sale marketable securities. Borrowings under the 2025 Credit Agreement may be used to finance working capital needs and for general corporate purposes. The 2025 Credit Agreement does not expire but is cancellable at any time and any borrowings can be due on demand. Borrowings under the 2025 Credit Agreement will bear a specified interest rate, based on the Secured Overnight Financing Rate, and interest period at the time of the confirmed borrowing. There were no outstanding borrowings under the 2025 Credit Agreement as of June 30, 2026.

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

The 2022 Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. As of June 30, 2026, the Company was in compliance with all covenants. The negative covenants include restrictions on subsidiary indebtedness, liens and fundamental changes. These covenants are subject to a number of important exceptions and qualifications. The principal financial covenant requires a maximum consolidated leverage ratio. There were no outstanding borrowings under the 2022 Credit Agreement as of June 30, 2026.

Interest Expense

The Notes bear interest at fixed rates that are payable semi-annually in arrears on their respective interest payment dates each year, except for the 2030 Notes and the 2032 Notes, which have a zero coupon interest. Interest expense, together with ongoing commitment fees under the terms of the Company's credit agreements, included in the interim condensed consolidated statements of income for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Amortization of debt issuance costs	$3,416	$2,022	$6,059	$3,981
Coupon interest payable on 2033 Notes	1,078	491	2,156	491
Coupon interest payable on 2029 Notes	3,558	3,558	7,116	7,116
Coupon interest payable on 2027 Notes	1,078	1,078	2,156	2,156
Coupon interest payable on 2025 Notes	—	124	—	483
Interest payable and commitment fees under the credit agreements	332	1,305	727	1,455
Capitalization of interest expense	(384)	(377)	(879)	(731)
Total interest expense	$9,078	$8,201	$17,335	$14,951

8. Restructuring

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

The Company's restructuring charges during the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Q4 2025 action	$(791)	$—	$(548)	$—
Acquisitions related and other	2,616	3,103	2,556	3,464
Total restructuring charge	$1,825	$3,103	$2,008	$3,464

The liability for restructuring charges for employee severance and related expenses is included in other current liabilities on the interim condensed consolidated balance sheets. The changes in the liability for the six months ended June 30, 2026 were as follows (in thousands):

	Q4 2025 Action	Acquisitions Related and Other	Total
Balance as of January 1, 2026	$20,750	$1,646	$22,396
Costs incurred	(474)	(107)	(581)
Cash disbursements	(17,592)	(495)	(18,087)
Translation adjustments and other	8	(18)	(10)
Balance as of June 30, 2026	$2,692	$1,026	$3,718

9. Stockholders’ Equity

Share Repurchase Program

In May 2024, the board of directors authorized a $2.0 billion share repurchase program, effective May 2024 through June 2027, of which $564.8 million remains available for repurchase as of June 30, 2026. The Company's goals for the share repurchase program are to offset the dilution created by its employee equity compensation programs over time and provide the flexibility to return capital to shareholders as business and market conditions warrant, while still preserving its ability to pursue other strategic opportunities, including investments in its cloud infrastructure services.

During the three and six months ended June 30, 2026, the Company repurchased 3.0 million and 5.0 million shares of its common stock, respectively, for $409.9 million and $615.7 million, respectively.

Stock-Based Compensation

Components of total stock-based compensation included in the Company’s interim condensed consolidated statements of income for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$24,659	$19,314	$46,336	$38,242
Research and development	53,997	39,803	102,854	82,071
Sales and marketing	26,456	22,263	51,437	44,703
General and administrative	41,178	31,396	74,344	59,738
Total stock-based compensation	146,290	112,776	274,971	224,754
Provision for income taxes	(39,236)	(20,465)	(74,457)	(35,262)
Total stock-based compensation, net of income taxes	$107,054	$92,311	$200,514	$189,492

In addition to the amounts of stock-based compensation reported in the table above, the Company’s interim condensed consolidated statements of income also include stock-based compensation reflected as a component of amortization primarily consisting of capitalized internal-use software; the additional stock-based compensation was $15.2 million and $30.1 million for the three and six months ended June 30, 2026, respectively, before taxes, and $12.2 million and $24.4 million for the three and six months ended June 30, 2025, respectively, before taxes.

In 2026, the Company introduced a new benefit allowing retirement-eligible employees to qualify for continued vesting of all unvested equity awards post-employment, subject to the satisfaction of specified conditions. This reduced the service periods which resulted in an increase in stock-based compensation expense for the three and six months ended June 30, 2026.

10. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the six months ended June 30, 2026 were as follows (in thousands):

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Investments	Total
Balance as of January 1, 2026	$(97,536)	$2,780	$(94,756)
Other comprehensive loss	(13,616)	(8,522)	(22,138)
Balance as of June 30, 2026	$(111,152)	$(5,742)	$(116,894)

There were no amounts reclassified from accumulated other comprehensive loss to net income for the six months ended June 30, 2026.

11. Revenue from Contracts with Customers

The Company sells its services through a sales force located both domestically and internationally. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. Revenue by geography included in the Company’s interim condensed consolidated statements of income for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
U.S.	$550,426	$527,607	$1,093,573	$1,056,346
International	549,256	515,887	1,079,719	1,002,287
Total revenue	$1,099,682	$1,043,494	$2,173,292	$2,058,633

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

Security includes solutions that are designed to protect business online by keeping infrastructure, websites, applications, APIs, networks and users safe. Delivery and other cloud applications is comprised of delivery solutions that are designed to enable business online, including media delivery and web and mobile performance, as well as other cloud applications. Cloud infrastructure services includes compute and storage solutions, EdgeWorkers product and the compute partner solutions running on the Company's platform. Revenue by solution category included in the Company’s interim condensed consolidated statements of income for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Security	$604,436	$551,914	$1,194,226	$1,082,609
Delivery and other cloud applications	395,927	420,117	785,135	836,960
Cloud infrastructure services	99,319	71,463	193,931	139,064
Total revenue	$1,099,682	$1,043,494	$2,173,292	$2,058,633

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

During the six months ended June 30, 2026 and 2025, the Company recognized $116.5 million and $112.7 million of revenue that was included in deferred revenue as of December 31, 2025 and 2024, respectively.

As of June 30, 2026, the aggregate amount of remaining performance obligations from contracts with customers was $7.6 billion. The Company expects to recognize approximately 40% of its remaining performance obligations as revenue over the next 12 months and approximately 40% over the next two to three years, with the remaining thereafter. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially unsatisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current noncancellable contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration such as usage-based contracts with no committed contract as well as anticipated renewed contracts. Revenue recognized during the six months ended June 30, 2026 and 2025, related to performance obligations satisfied in previous periods was not material.

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

The Company’s effective income tax rate was 16.4% and 30.3% for the six months ended June 30, 2026 and 2025, respectively. The lower effective tax rate for the six months ended June 30, 2026 was primarily due to an increase in the excess tax benefit related to stock-based compensation, a change in the valuation allowance recorded against state credits and an increase to the benefit of U.S. federal, state and foreign research and development credits. These amounts are partially offset by an increase in non-deductible transfer pricing and a decrease in foreign income taxed at lower rates.

For the six months ended June 30, 2026, the effective income tax rate was lower than the federal statutory tax rate due to the excess tax benefit related to stock-based compensation, the benefit of U.S. federal, state and foreign research and development credits and foreign income taxed at lower rates. These amounts were partially offset by an increase in certain tax reserves and non-deductible stock-based compensation.

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

The components used in the computation of basic and diluted net income per share for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$79,404	$103,618	$185,723	$226,789
Denominator:
Shares used for basic net income per share	144,660	144,757	144,965	146,905
Effect of dilutive securities:
Stock awards	3,673	492	3,543	1,251
Convertible senior notes	5,353	—	3,346	—
Warrants related to issuance of convertible senior notes	—	—	—	—
Shares used for diluted net income per share	153,686	145,249	151,854	148,156
Basic net income per share	$0.55	$0.72	$1.28	$1.54
Diluted net income per share	$0.52	$0.71	$1.22	$1.53

For the three and six months ended June 30, 2026 and 2025, certain potential outstanding shares from service-based stock awards and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain market- and performance-based stock awards were excluded from the computation of diluted net income per share because the underlying market and performance conditions for such stock awards had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Service-based stock awards	365	2,389	3,119	5,066
Market- and performance-based stock awards	1,795	1,583	1,798	1,583
Warrants related to issuance of convertible senior notes	56,320	50,552	47,390	41,279
Total shares excluded from computation	58,480	54,524	52,307	47,928

14. Segment Information

The Company’s chief operating decision-maker ("CODM") is the chief executive officer and the executive management team. As of June 30, 2026, the Company is currently organized and operates as one operating and reportable segment. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief executive officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate entities. The CODM assesses performance and makes decisions on optimizing the allocation of resources across functions and strategic investments using consolidated net income. Segment assets represent total assets as reported on the interim condensed consolidated balance sheets.

Information regarding the Company's one operating segment for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,099,682	$1,043,494	$2,173,292	$2,058,633
Less:
Co-location costs	99,494	87,189	198,364	170,950
Bandwidth fees	53,521	45,647	106,330	93,470
Network build-out and supporting services	74,415	58,223	141,798	112,297
Payroll and related costs	439,495	391,431	866,819	771,945
Capitalized salaries and related costs	(88,846)	(80,183)	(178,868)	(160,954)
Facilities-related costs	22,906	21,274	43,681	43,143
Software and related services	21,577	21,403	41,545	41,521
Other segment items (1)	61,396	54,435	111,549	101,147
Depreciation and amortization	185,537	175,461	369,288	349,483
Stock-based compensation	146,290	112,776	274,971	224,754
Restructuring charge	1,825	3,103	2,008	3,464
Acquisition-related (benefit) costs	1,788	1,274	1,029	1,369
Interest and marketable securities income, net	(31,672)	(14,129)	(49,219)	(33,659)
Interest expense	9,078	8,201	17,335	14,951
Other expense (income), net	2,851	5,451	4,637	(569)
Provision for income taxes	20,623	48,320	36,302	98,532
Net income	$79,404	$103,618	$185,723	$226,789

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

Overview

We develop and provide solutions for global enterprises to build, secure and accelerate their applications and digital experiences through our massively distributed global infrastructure, which underpins our security, delivery and other cloud applications and cloud infrastructure services solutions, and is central to our financial success. Together, these solutions are positioned to benefit from the rapid evolution of AI. The key factors that influence our financial success include our ability to build on recurring revenue commitments across our product portfolios and increase traffic on our network. We must also continue to develop, scale and successfully bring to market our cloud infrastructure services, including Akamai Cloud and compute-to-edge solutions, that meet the reliability needs of professional users and enterprises. Additionally, our performance depends on our ability to effectively manage the prices we charge for our solutions considering the market dynamics on our cost structure driven by hyperscalers, continuously develop new and existing products and appropriately manage our capital spending and other operational expenses.

Revenue

We primarily derive revenue from the sale of solutions to customers pursuant to contracts having terms of one year or longer, which allows us to have a consistent and predictable base level of revenue. Services included in our contracts consist of security, the delivery of content, applications and software over the internet, cloud infrastructure and professional services. In addition to a base level of revenue, we are also dependent on our ability to increase our product offerings and to cross-sell additional solutions to our new and existing customers, particularly for our security and cloud infrastructure services portfolios. Our revenue is also impacted by customer renewals and the pricing for such renewals, the rate of adoption and timing of customer offerings, variability of one-time events, usage of cloud computing services and the amount of traffic we serve on our network. Geopolitical, economic and other developments that impact our customers' businesses can also impact our ability to attract new customers or continue to cross-sell additional services to existing customers and traffic levels for customers with variable usage. Over the longer term, our ability to continually develop and expand our product portfolio, to successfully bring those products to market and to effectively manage the prices we charge for our solutions considering the market dynamics on our cost structure driven by hyperscalers, are key factors impacting our revenue growth.

We have observed the following trends related to our revenue in recent years:

•Increased sales of our security solutions, led by application security solutions and microsegmentation solutions, and increased sales of our cloud infrastructure services solutions, attributable to enhanced services on our platform, have made a significant contribution to revenue growth. Our security and cloud infrastructure services solutions continue to contribute to a large portion of our revenue. We plan to continue to invest in these areas with a focus on AI applications for our security products and cloud infrastructure services, including expanding our platform, to further advance our product portfolios, sales capabilities and our recent large multi-year cloud infrastructure services commitments.

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

•Our employees are core to the operations of our business, and payroll and related costs, including stock-based compensation, is our largest expense. It is important to the success of our operations that we offer competitive compensation packages. However, we are focused on remaining disciplined in allocating our resources to support our faster growing security and cloud infrastructure services solutions, including maintaining operational efficiencies to mitigate the rising cost of talent. Over the past few years, we redesigned some of our compensation programs by shifting certain plans from a cash-based to stock-based, such as our 401(k) matching program in 2025. Additionally, in 2026, we introduced a new retirement benefit to our existing compensation programs. These programs are designed to better align employee incentives with the interests of our stockholders, which has increased our stock-based compensation.

•Depreciation expense related to our network equipment also contributes to our overall expense levels. In recent years, we have invested in our network, particularly as part of building out our platform to support our cloud infrastructure services, which increased our capital expenditures and resulting depreciation expense. We plan to continue investing in our platform to support our faster growing cloud infrastructure services, including support for new enterprise customers, and to support future revenue growth from AI applications. We are also experiencing a significant increase in server and memory costs due to market dynamics driven by hyperscalers, which will increase our future capital expenditures and resulting depreciation expense.

•Growth in our international operations incrementally increases our exposure to foreign currency fluctuations. Because we publicly report in U.S. dollars, our expenses are positively impacted when the U.S. dollar strengthens and are negatively impacted when the U.S. dollar weakens.

Global Economic Conditions

Global macroeconomic and geopolitical conditions continue to impact our customers, as well as our business and revenue growth rates. We, along with our customers, continue to manage through an uncertain period of fluctuating inflation, regulatory policies and resources that may negatively impact business, economic and political uncertainty, decreased consumer confidence and pressure on prices during contract renewals, uncertain energy supplies, heightened geopolitical tensions and conflict, potential for supply chain disruptions, changes in legislation and regulations, including U.S. and international tax laws, volatility and increasing tensions related to changing trade policies, including tariffs, fluctuations in foreign exchange rates and elevated interest rates. To the extent these macroeconomic conditions continue, the impact may adversely affect our business, operations and financial results.

Results of Operations

The following sets forth, as a percentage of revenue, interim condensed consolidated statements of income data for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	44	41	44	41
Research and development	14	12	13	12
Sales and marketing	15	14	15	14
General and administrative	17	16	16	15
Amortization of acquired intangible assets	2	3	2	3
Restructuring charge	—	—	—	—
Total costs and operating expenses (1)	93	85	91	85
Income from operations (1)	7	15	9	15
Interest and marketable securities income, net	3	1	2	2
Interest expense	(1)	(1)	(1)	(1)
Other (expense) income, net	—	(1)	—	—
Income before provision for income taxes (1)	9	15	10	16
Provision for income taxes	2	5	2	5
Net income (1)	7%	10%	9%	11%

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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	% Change	% Change at Constant Currency	2026	2025	% Change	% Change at Constant Currency
Security	$604,436	$551,914	10%	9%	$1,194,226	$1,082,609	10%	9%
Delivery and other cloud applications	395,927	420,117	(6)	(5)	785,135	836,960	(6)	(6)
Cloud infrastructure services	99,319	71,463	39	39	193,931	139,064	39	39
Total revenue	$1,099,682	$1,043,494	5%	5%	$2,173,292	$2,058,633	6%	5%

During the three and six months ended June 30, 2026, the increase in our revenue, as compared to the same periods in 2025, was primarily the result of continued growth in sales of our security and cloud infrastructure services solutions, partially offset by a decline in revenue from our delivery and other cloud applications solutions due to downward pricing of contract renewals.

The increase in security solutions revenue for the three and six months ended June 30, 2026, as compared to the same periods in 2025, was due to growth in sales of key products in our security solutions portfolio, including our API security, web application and Guardicore segmentation solutions.

The decrease in delivery and other cloud applications solutions revenue for the three and six months ended June 30, 2026, as compared to the same periods in 2025, was driven by a decrease in delivery revenue due to downward pricing of contract renewals. Additionally, we believe macroeconomic headwinds are causing some delivery and other cloud applications customers to increase their focus on cost optimization, which negatively impacted traffic on our network and had a negative impact on delivery and other cloud applications revenue.

The increase in cloud infrastructure services solutions revenue for the three and six months ended June 30, 2026, as compared to the same periods in 2025, was due to growth in sales to new and existing customers of our compute solutions, as well as the compute partner solutions running on our platform.

Revenue derived in the U.S. and internationally during the periods presented was as follows (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	% Change	% Change at Constant Currency	2026	2025	% Change	% Change at Constant Currency
U.S.	$550,426	$527,607	4%	4%	$1,093,573	$1,056,346	4%	4%
As a percentage of revenue	50%	51%			50%	51%
International	549,256	515,887	6	7	1,079,719	1,002,287	8	6
As a percentage of revenue	50%	49%			50%	49%
Total revenue	$1,099,682	$1,043,494	5%	5%	$2,173,292	$2,058,633	6%	5%

For the three and six months ended June 30, 2026 and 2025, no single country outside the U.S. accounted for 10% or more of revenue during these periods. Changes in foreign currency exchange rates negatively impacted our revenue by $1.1 million during the three months ended June 30, 2026 and positively impacted our revenue by $17.5 million during the six months ended June 30, 2026, as compared to the same periods in 2025.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Co-location costs	$99,494	$87,189	14%	$198,364	$170,950	16%
Bandwidth fees	53,521	45,647	17	106,330	93,470	14
Network build-out and supporting services	74,415	58,223	28	141,798	112,297	26
Payroll and related costs	91,633	84,908	8	181,766	169,368	7
Stock-based compensation, including amortization of prior capitalized amounts	38,753	30,572	27	74,089	60,869	22
Depreciation of network equipment	84,735	81,824	4	168,783	160,149	5
Amortization of internal-use software	43,381	38,172	14	86,101	78,377	10
Total cost of revenue	$485,932	$426,535	14%	$957,231	$845,480	13%
As a percentage of revenue	44%	41%		44%	41%

The increase in cost of revenue during the three and six months ended June 30, 2026, as compared to the same periods in 2025, was primarily due to:

•network build-out and supporting services, particularly due to partner costs as we expand our compute partner program;
•co-location costs, depreciation of network equipment and bandwidth fees as a result of investment in our network, particularly as we build out our platform, including to support cloud infrastructure services and AI applications, to support future growth and scalability;
•stock-based compensation as a result of a new benefit that reduced the service period for retirement eligible employees effective in 2026 and from achievement of our performance-based compensation plan; and
•payroll and related costs as a result of headcount growth to support our operations and the impact of annual merit increases.

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

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Payroll and related costs	$165,476	$150,953	10%	$330,520	$297,545	11%
Stock-based compensation	53,997	39,803	36	102,854	82,071	25
Capitalized salaries and related costs	(78,585)	(71,960)	9	(159,333)	(144,038)	11
Other expenses	7,933	7,042	13	16,356	13,809	18
Total research and development	$148,821	$125,838	18%	$290,397	$249,387	16%
As a percentage of revenue	14%	12%		13%	12%

The increase in research and development expenses during the three and six months ended June 30, 2026, as compared to the same periods in 2025, was primarily due to higher payroll and related costs and stock-based compensation as a result of headcount growth from our strategic initiatives and the impact of annual merit increases. Additionally, stock-based compensation increased as a result of a new benefit that reduced the service period for retirement eligible employees effective in 2026 and from achievement of our performance-based compensation plan.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three months ended June 30, 2026 and 2025, we capitalized $37.1 million and $29.0 million, respectively, of stock-based compensation. During the six months ended June 30, 2026 and 2025, we capitalized $69.0 million and $58.4, respectively. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, ranging from two to ten years based on the software developed and its expected useful life.

During the remainder of 2026, we expect our research and development costs to increase as compared to 2025, in particular payroll and related costs, including stock-based compensation, in support of our faster growing security and cloud infrastructure services solutions and employees acquired through recent acquisitions. We also expect stock-based compensation to increase during the remainder of 2026 as a result of a new benefit that reduced the service period for retirement eligible employees. However, we plan to continue to carefully manage costs in an effort to manage our operating margins.

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Payroll and related costs	$116,547	$96,275	21%	$225,070	$188,639	19%
Stock-based compensation	26,456	22,263	19	51,437	44,703	15
Marketing programs and related costs	16,280	16,554	(2)	32,403	27,769	17
Other expenses	10,762	11,147	(3)	18,197	19,259	(6)
Total sales and marketing	$170,045	$146,239	16%	$327,107	$280,370	17%
As a percentage of revenue	15%	14%		15%	14%

The increase in sales and marketing expenses during the three and six months ended June 30, 2026, as compared to the same periods in 2025, was primarily due to higher payroll and related costs as a result of headcount growth as part of our reinvestment in our go-to-market strategy. Additionally, stock-based compensation increased as a result of a new benefit that reduced the service period for retirement eligible employees effective in 2026 and from achievement of our performance-based compensation plan. The increase in sales and marketing expenses during the six months ended June 30, 2026, as compared to the same period in 2025, was also due to marketing programs and related costs from the timing of events and increased campaigns.

During the remainder of 2026, we expect our sales and marketing expenses to increase as compared to 2025, in particular payroll and related costs primarily due to our reinvestment in headcount as part of our go-to-market strategy to drive acquisition of new customers for our faster growing security and cloud infrastructure services solutions and from employees acquired through recent acquisitions. Additionally, we expect an increase in stock-based compensation as a result of a new benefit that reduced the service period for retirement eligible employees. However, we plan to continue to carefully manage costs in an effort to manage our operating margins.

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Payroll and related costs	$65,259	$58,477	12%	$128,129	$114,969	11%
Stock-based compensation	41,178	31,396	31	74,344	59,738	24
Depreciation and amortization	18,240	16,487	11	36,378	32,973	10
Facilities-related costs	22,906	21,274	8	43,681	43,143	1
Provision for doubtful accounts	2,337	551	324	3,454	1,706	102
Acquisition-related costs	1,788	1,274	40	1,029	1,369	(25)
Software and related service costs	17,476	17,653	(1)	33,785	34,399	(2)
Other expenses	18,502	15,485	19	30,695	30,233	2
Total general and administrative	$187,686	$162,597	15%	$351,495	$318,530	10%
As a percentage of revenue	17%	16%		16%	15%

The increase in general and administrative expenses during the three and six months ended June 30, 2026, as compared to the same periods in 2025, was primarily due to higher payroll and related costs and stock-based compensation as a result of headcount growth to support our operations and the impact of the annual merit increases. Additionally, stock-based compensation increased as a result of a new benefit that reduced the service period for retirement eligible employees effective in 2026 and from achievement of our performance-based compensation plan.

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

Amortization of Acquired Intangible Assets

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2026	2025	% Change	2026	2025	% Change
Amortization of acquired intangible assets	$25,089	$27,721	(9)%	$50,276	$55,358	(9)%
As a percentage of revenue	2%	3%		2%	3%

The decrease in amortization of acquired intangible assets for the three and six months ended June 30, 2026, as compared to the same periods in 2025, was primarily due to a decrease in the value of acquired intangible assets as a result of impairments of certain completed technologies recognized in the fourth quarter of 2025. Based on acquired intangible assets at June 30, 2026, we expect amortization of acquired intangible assets to be approximately $49.8 million for the remainder of 2026, and $85.6 million, $79.0 million, $74.0 million and $66.7 million for 2027, 2028, 2029 and 2030, respectively.

Restructuring Charge

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2026	2025	% Change	2026	2025	% Change
Restructuring charge	$1,825	$3,103	(41)%	$2,008	$3,464	(42)%
As a percentage of revenue	—%	—%		—%	—%

The restructuring charge for the three and six months ended June 30, 2026 was driven by management's commitment to an action initiated during the fourth quarter of 2025 to restructure certain parts of the company to align investments and simplify organizational structure to long-term growth priorities, as well as actions related to our acquisitions. We do not expect to incur material additional charges related to these actions.

The restructuring charge for the three and six months ended June 30, 2025 was primarily driven by management's commitment to redeploy headcount and resources to support our faster growing security and cloud computing solutions. The charges recognized during these periods include severance and related expenses for certain headcount reductions and impairments to capitalized internal-use software. We do not expect to incur material additional charges related to this action.

Non-Operating Income

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2026	2025	% Change	2026	2025	% Change
Interest and marketable securities income, net	$31,672	$14,129	124%	$49,219	$33,659	46%
As a percentage of revenue	3%	1%		2%	2%
Interest expense	$(9,078)	$(8,201)	11%	$(17,335)	$(14,951)	16%
As a percentage of revenue	(1)%	(1)%		(1)%	(1)%
Other (expense) income, net	$(2,851)	$(5,451)	(48)%	$(4,637)	$569	(915)%
As a percentage of revenue	—%	(1)%		—%	—%

Interest and marketable securities income, net consists of interest earned on invested cash and marketable securities balances and income and losses on mutual funds that are associated with our employee non-qualified deferred compensation plan. The increase for the three and six months ended June 30, 2026, as compared to the same periods in 2025, was primarily due to interest earned from marketable securities purchased during the three months ended June 30, 2026 using proceeds from our convertible senior notes due 2032 and 2030.

Interest expense is related to our debt transactions, which are described in Note 7 to the interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

Provision for Income Taxes

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2026	2025	% Change	2026	2025	% Change
Provision for income taxes	$20,623	$48,320	(57)%	$36,302	$98,532	(63)%
As a percentage of revenue	2%	5%		2%	5%
Effective income tax rate	21%	32%		16%	30%

For the three months ended June 30, 2026, as compared to the same period in 2025, our provision for income taxes decreased due to a decrease in profitability, an increase in the excess tax benefit related to stock-based compensation, a change in the valuation allowance recorded against state credits and a decrease in certain tax reserves. These amounts were partially offset by a decrease in foreign income taxed at lower rates. For the six months ended June 30, 2026, as compared to the same period in 2025, our provision for income taxes decreased due to an increase in the excess tax benefit related to stock-based compensation, a decrease in profitability, a decrease in certain tax reserves and a decrease in net controlled foreign corporation tested income (formerly global intangible low-taxed income). These amounts were partially offset by a decrease in foreign income taxed at lower rates.

For the three months ended June 30, 2026, our effective income tax rate was consistent with the federal statutory tax rate as the impacts of the excess tax benefit related to stock-based compensation and the benefit of U.S. federal, state and foreign research and development credits were largely offset by an increase in certain tax reserves and non-deductible stock-based compensation. For the six months ended June 30, 2026, our effective income tax rate was lower than the federal statutory tax rate due to the excess tax benefit related to stock-based compensation, the benefit of U.S. federal, state and foreign research and development credits and foreign income taxed at lower rates. These amounts were partially offset by an increase in certain tax reserves and non-deductible stock-based compensation.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Income from operations	$80,284	$151,461	$194,778	$306,044
Amortization of acquired intangible assets	25,089	27,721	50,276	55,358
Stock-based compensation	146,290	112,776	274,971	224,754
Amortization of capitalized stock-based compensation and capitalized interest expense	15,434	12,288	30,450	24,647
Restructuring charge	1,825	3,103	2,008	3,464
Acquisition-related costs	1,788	1,274	1,029	1,369
Non-GAAP income from operations	$270,710	$308,623	$553,512	$615,636

GAAP operating margin	7%	15%	9%	15%
Non-GAAP operating margin	25%	30%	25%	30%

The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$79,404	$103,618	$185,723	$226,789
Amortization of acquired intangible assets	25,089	27,721	50,276	55,358
Stock-based compensation	146,290	112,776	274,971	224,754
Amortization of capitalized stock-based compensation and capitalized interest expense	15,434	12,288	30,450	24,647
Restructuring charge	1,825	3,103	2,008	3,464
Acquisition-related costs	1,788	1,274	1,029	1,369
Amortization of debt issuance costs	3,032	1,645	5,180	3,250
Gain on cost method investments, net	—	—	—	(9,313)
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(37,039)	(11,069)	(74,554)	(22,866)
Non-GAAP net income	$235,823	$251,356	$475,083	$507,452

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
GAAP net income per diluted share	$0.52	$0.71	$1.22	$1.53
Amortization of acquired intangible assets	0.16	0.19	0.33	0.37
Stock-based compensation	0.95	0.78	1.81	1.52
Amortization of capitalized stock-based compensation and capitalized interest expense	0.10	0.08	0.20	0.17
Restructuring charge	0.01	0.02	0.01	0.02
Acquisition-related costs	0.01	0.01	0.01	0.01
Amortization of debt issuance costs	0.02	0.01	0.03	0.02
Gain on cost method investments, net	—	—	—	(0.06)
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.24)	(0.08)	(0.49)	(0.15)
Adjustment for shares (1)	0.06	—	0.07	—
Non-GAAP net income per diluted share (2)	$1.59	$1.73	$3.20	$3.43

Shares used in GAAP per diluted share calculations	153,686	145,249	151,854	148,156
Impact of benefit from note hedge transactions (1)	(5,353)	—	(3,346)	—
Shares used in non-GAAP per diluted share calculations (1)	148,333	145,249	148,508	148,156

(1) Shares used in non-GAAP per diluted share calculations have been adjusted for the three and six months ended June 30, 2026, for the benefit of our note hedge transactions. During these periods, our average stock price was in excess of one or more of our convertible senior notes' initial conversion prices. See further definition below.
(2) Amounts may not foot due to rounding.

Non-GAAP net income per diluted share is calculated as non-GAAP net income divided by weighted average diluted common shares outstanding. Diluted weighted average common shares outstanding are adjusted in non-GAAP per share calculations for the shares that would be delivered to us pursuant to the note hedge transactions entered into in connection with the issuances of our convertible senior notes. Under GAAP, shares delivered under hedge transactions are not considered offsetting shares in the fully-diluted share calculation until they are delivered. However, we would receive a benefit from the note hedge transactions and would not allow the dilution to occur, so management believes that adjusting for this benefit provides a meaningful view of operating performance. With respect to the convertible senior notes due in each of 2033, 2032, 2030, 2029 and 2027, and those that matured in 2025, unless our weighted average stock price is greater than $93.01, $190.81, $201.41, $126.31, $116.18 and $95.10, respectively, the initial conversion prices, there will be no difference between GAAP and non-GAAP diluted weighted average common shares outstanding.

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

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$79,404	$103,618	$185,723	$226,789
Interest and marketable securities income, net	(31,672)	(14,129)	(49,219)	(33,659)
Provision for income taxes	20,623	48,320	36,302	98,532
Depreciation and amortization	145,356	135,757	289,223	270,061
Amortization of capitalized stock-based compensation and capitalized interest expense	15,434	12,288	30,450	24,647
Amortization of acquired intangible assets	25,089	27,721	50,276	55,358
Stock-based compensation	146,290	112,776	274,971	224,754
Restructuring charge	1,825	3,103	2,008	3,464
Acquisition-related costs	1,788	1,274	1,029	1,369
Interest expense	9,078	8,201	17,335	14,951
Gain on cost method investments, net	—	—	—	(9,313)
Other expense, net	2,851	5,451	4,637	8,744
Adjusted EBITDA	$416,066	$444,380	$842,735	$885,697

Net income margin	7%	10%	9%	11%
Adjusted EBITDA margin	38%	43%	39%	43%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of June 30, 2026, our cash, cash equivalents and marketable securities, which are detailed in Note 2 to the interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, totaled $4.6 billion. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy is also designed to limit the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

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

As of June 30, 2026, we had cash and cash equivalents of $363.5 million held in accounts outside the U.S. The U.S. Tax Cuts and Jobs Act establishes a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact. As a result, our liquidity is not expected to be materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Net income	$185,723	$226,789
Non-cash reconciling items included in net income	651,383	616,219
Changes in operating assets and liabilities	(198,332)	(132,659)
Net cash provided by operating activities	$638,774	$710,349

The decrease in cash provided by operating activities for the six months ended June 30, 2026, as compared to the same period in 2025, was due to timing of customer collections, higher payroll and related costs due to increased headcount and higher lease payments for co-location facilities as we expand our network.

Cash Provided by Investing Activities

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Cash (paid) received for business acquisitions, net of cash acquired	$(37)	$790
Cash paid for asset acquisition	—	(29,930)
Purchases of property and equipment and capitalization of internal-use software development costs	(417,600)	(419,789)
Net marketable securities activity	(2,153,020)	649,430
Other, net	(3,102)	(6,521)
Net cash (used in) provided by investing activities	$(2,573,759)	$193,980

The increase in cash used in investing activities during the six months ended June 30, 2026, as compared to the same period in 2025, was primarily due to an increase in purchases of marketable securities using proceeds from our convertible senior notes, which were issued in May 2026.

Net Cash Provided by Financing Activities

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Net convertible senior notes activity	$3,216,149	$277,231
Activity related to stock-based compensation	(114,109)	(68,688)
Repurchases of common stock	(615,744)	(799,963)
Other, net	(1,459)	(2,035)
Net cash provided by (used in) financing activities	$2,484,837	$(593,455)

The increase in cash provided by financing activities during the six months ended June 30, 2026, as compared to the same period in 2025, was primarily due to our net convertible senior notes activity. During the six months ended June 30, 2026, we issued $3,500.0 million in par value of convertible senior notes. During the six months ended June 30, 2025, we issued $1,725.0 million in par value of convertible senior notes and repaid $1,150.0 million in convertible senior notes which were due in May

2025.

In May 2024, our board of directors authorized a $2.0 billion share repurchase program, effective May 2024 through June 2027. During the six months ended June 30, 2026, we repurchased 5.0 million shares of common stock at a weighted average price of $123.19 per share for an aggregate of $615.7 million. As of June 30, 2026, $564.8 million remained available for future share repurchases under the authorization program. Our goals for the share repurchase program are to offset the dilution created by our employee equity compensation programs over time and provide the flexibility to return capital to stockholders as business and market conditions warrant, while still preserving our ability to pursue other strategic opportunities. The timing and amount of any future share repurchases is determined by our management based on its evaluation of market conditions and other factors. We do not expect any share repurchases for the remainder of 2026 as we continue to invest in our platform to support cloud infrastructure services.

Convertible Senior Notes

In May 2026, we issued $1,750.0 million in principal amount of convertible senior notes due 2030 ("2030 Notes") and $1,750.0 million in principal amount of convertible senior notes due 2032 ("2032 Notes") and entered into related convertible note hedge and warrant transactions. We intend to use a portion of the net proceeds to fund the accelerated capital expenditure requirements in support of our cloud infrastructure services, prioritizing the rapid build-out of our global footprint and for general corporate purposes. Additionally, we used a portion of the net proceeds for share repurchases.

As of June 30, 2026, we had $7,640.0 million of convertible senior notes outstanding that are senior unsecured obligations and bear interest payable semi-annually in arrears, except for the 2030 Notes and 2032 Notes, which have zero coupon interest. These notes mature between September 2027 and May 2033. We have reclassified the carrying value of the convertible senior notes due 2033 ("2033 Notes") from non-current liabilities to current liabilities in the interim condensed consolidated balance sheets as of June 30, 2026 because the market price trigger condition for the 2033 Notes was met as of June 30, 2026. Accordingly, the 2033 Notes are convertible at the option of the holders during the three months ended September 30, 2026. As of June 30, 2026, and through the date of this filing, no holders have submitted notes for conversion, and no conversions have occurred. The terms of the notes and related hedge and warrant transactions are discussed more fully in Note 7 to the interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Revolving Credit Facilities

In January 2025, we entered into a $150.0 million uncommitted revolving credit agreement ("2025 Credit Agreement"). Any outstanding borrowings are secured by collateral, consisting primarily of available-for-sale marketable securities. The 2025 Credit Agreement does not expire but is cancellable at any time and any borrowings can be due on demand. Borrowings under the 2025 Credit Agreement will bear a specified interest rate, based on the Secured Overnight Financing Rate, and interest period at the time of the confirmed borrowing. There were no outstanding borrowings under the 2025 Credit Agreement as of June 30, 2026.

In November 2022, we entered into a revolving Credit Agreement ("2022 Credit Agreement"), which was amended in May 2025 to increase the aggregate revolving commitments to $1.0 billion, which allows us to borrow up to $1.0 billion at various interest rates and contains customary representations and warranties, affirmative and negative covenants and events of default. The 2022 Credit Agreement expires on November 22, 2028. As of June 30, 2026, we were in compliance with all covenants. There were no outstanding borrowings under the 2022 Credit Agreement as of June 30, 2026.

The terms of the revolving credit agreements are discussed more fully in Note 7 to the interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Operating Leases

We have entered into operating leases for real estate assets related to office space and co-location assets related to space or racks at co-location facilities and related equipment for our servers and other networking equipment. In addition, we have entered into an operating lease with a data center operator for space in the Virginia area that we contemporaneously subleased to an affiliate of a large social media customer. A portion of the space at the subleased data center commenced in 2025, and the remainder of the space commenced in January 2026. Both the lease payments and associated sublease income are expected to substantially offset each other. As of June 30, 2026, there have been no significant changes in our obligations under these operating lease arrangements from those reported on Form 10-K for the year ended December 31, 2025, other than normal period-to-period variations, particularly as we execute on our expansion plans for cloud infrastructure services.

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

Liquidity Outlook

Based on our present business plan, we expect our current cash, cash equivalents and marketable securities balances and our forecasted cash flows from operations to be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating costs, include our expected capital expenditures, particularly planned investments in support of our cloud infrastructure services and our AI infrastructure, investments in information technology, potential strategic acquisitions, anticipated share repurchases, lease and purchase commitments and settlements of other liabilities.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, stockholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 13 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2025 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the six months ended June 30, 2026 was determined to be immaterial.

As of June 30, 2026, we did not have any additional material off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    Our portfolio of cash equivalents and short- and long-term investments is maintained in a variety of securities that are detailed in Note 2 to the interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. The majority of our investments are classified as available-for-sale securities and carried at fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes. If market interest rates were to increase by 100 basis points, reflected uniformly across the yield curve regardless of the duration to maturity, from June 30, 2026 levels, the fair value of our available-for-sale portfolio would decline by approximately $25.8 million.

As of June 30, 2026, we had $7,640.0 million in aggregate principal amount of convertible senior notes outstanding that are senior unsecured obligations with fixed annual interest rates. The terms of the notes are discussed more fully in Note 6 to the interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. Due to the fixed annual interest rate, these notes do not give rise to financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the notes at face value less an unamortized discount on our interim condensed consolidated balance sheet, and we present the fair value for required disclosure purposes only.

Our exposure to risk for changes in interest rates relates primarily to any borrowings under our credit agreements, which have variable rates of interest. As of June 30, 2026, we had no outstanding borrowings under the 2025 Credit Agreement or the 2022 Credit Agreement.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than functional currencies result in gains and losses that are reflected in our interim condensed consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our interim condensed consolidated statements of income within other expense, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the six months ended June 30, 2026. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of June 30, 2026, no customer had an accounts receivable balance greater than 10% of total accounts receivable. As of December 31, 2025, there was one customer with an accounts receivable balance of 10% of total accounts receivable. We believe that at June 30, 2026, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

We are party to various litigation matters, governmental proceedings, investigations, claims and disputes that we consider routine and incidental to our business. We do not currently expect the results of any of these matters to have a material effect on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

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
•Global macroeconomic and geopolitical conditions, including inflation, elevated interest rates, tariffs, trade restrictions, energy costs, supply disruptions, economic uncertainty and international tensions, have adversely affected and may continue to adversely affect customer demand, our costs and the pricing of our services.
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

Additionally, we have offices, employees and infrastructure located in regions that historically have and may again experience periods of political instability, warfare or acts of terrorism, public health crises, changes in laws, trade barriers and economic and trade sanctions. Approximately six percent of our global employees are located in Israel and have been impacted by military conflicts or other hostilities in and around or involving Israel, including being required to report for military duty. Any further escalations or conflicts impacting Israel could cause harm to our employees or otherwise impair their ability to work for extended periods of time.

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

To operate and grow our globally distributed network serving our portfolio of services, we are dependent in part upon transmission capacity provided by third-party telecommunications network providers and co-location facilities to house our servers and equipment to support our operations. We may be unable to purchase the bandwidth and space we need from these providers due to limitations on their resources, increasing energy costs or other reasons outside of our control, including market dynamics driven by hyperscalers, significant cost increases in servers and memory and shortages of data center space and power. In particular, our efforts to increase the size and scale of our network infrastructure have required and may continue to require procuring significant additional space in co-location facilities. Inability to access facilities where we would like to install servers, secure sufficient power capacity or perform maintenance on existing servers for any reason impedes our ability to expand or maintain capacity. In addition, co-location facilities and other physical infrastructure on which we depend may be vulnerable to damage or destruction from armed conflict, military or terrorist attacks, natural disasters or other catastrophic events. Recent military conflicts have demonstrated that data centers and related infrastructure in conflict zones can be physically targeted, resulting in structural damage, prolonged outages and equipment loss. As a result, there can be no assurance that we are adequately prepared for unexpected increases in capacity demands by our customers or unexpected loss of infrastructure capacity. Failure to put in place or maintain the capacity we require to operate our business effectively could result in a reduction in, or disruption of, service to our customers and ultimately a loss of those customers. In addition, these third-party providers can experience operational inefficiencies relating to power, climate controls, water, logistics and other unforeseen events which could result in increased costs, service disruptions and diminished customer experiences. We cannot guarantee that these providers have adequate measures in place to avoid service events that could impact our ability to operate portions of our network.

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

Over the past several years, we have implemented internal restructurings and reorganizations designed to reduce the size and cost of our operations, improve operational efficiencies and reprioritize investments, enhance our ability to pursue market opportunities and accelerate our technology development initiatives. During the first quarter of 2023, the third quarter of 2024 and the fourth quarter of 2025, management committed to actions to restructure certain parts of the company, including reducing headcount, to enable it to prioritize investments in the fastest growing areas of the business and redeploy resources to support our strategic investments. We may take similar steps in the future as we seek to realize operating synergies, optimize our operations to achieve our target operating model and profitability objectives, respond to market forces or better reflect changes in the strategic direction of our business. In addition, in 2025 management introduced changes to the sales organization and sales compensation structure to work to optimize sales performance and to better align sales incentives to the fastest growing areas of the business. Disruptions in operations may occur as a result of taking these actions. Taking these actions may also result in significant expense, including with respect to workforce reductions, decreased productivity due to employee distraction and unanticipated employee turnover which could adversely affect our operating results.

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

Artificial intelligence presents new risks, opportunities and challenges that may affect our business. In addition to ongoing investments to integrate AI and machine learning technology into our existing products and solutions and to use AI to enhance our business operations, we recently launched a platform enabling AI inferencing at the edge of the internet as a direct offering in the AI market. This introduces additional risks, as we now compete with established and emerging companies providing AI infrastructure and inference solutions. Given the nature of AI technology, we face significant competition from other companies and an evolving regulatory landscape. Our AI-focused initiatives may not be successful, and our competitors may incorporate AI into their products or market their AI solutions more successfully than us, which could impair our ability to compete effectively and adversely affect our financial results. Further, the rapid evolution of AI combined with the uncertain, rapidly evolving and often inconsistent regulatory landscape may require significant additional resources and costs and could in some cases limit our ability to implement AI capabilities in our solutions or to use AI to support business operations. AI systems and third-party AI services that we use may also introduce operational resilience and stability risks that could disrupt our services or customers' workloads and adversely affect our business, reputation or financial results. Further, data used to train AI-based systems may lead to harm to our reputation or financial results. Use of AI that has been trained on open-source code repositories for code development, for instance, may increase intellectual property risks, as well as risks related to ingestion of malicious code. Despite our implementation of programs designed to support responsible and safe AI use and development, we may not successfully address all issues that may arise. For example, user misuse of AI capabilities, privacy concerns, user consent, supply chain security, AI-related export controls, transparency and the accuracy, completeness and suitability of data sets are all potential issues that could adversely affect our business, reputation, or financial results.

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

Privacy laws are rapidly proliferating, changing and evolving globally. Governments, private citizens and privacy advocates with class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. Numerous laws and industry self-regulatory codes have been enacted, and additional and revised laws are being considered that may affect how we use data generated from our network as well as our ability to reach current and prospective customers, understand how our solutions are being used and respond to customer requests allowed under the laws. In the U.S., more than a dozen states now have comprehensive privacy laws, adding complexity, variation in requirements, restrictions and potential legal risk requiring additional investment of resources in compliance programs. Any perception that our business practices, our data collection activities or how our solutions operate represent an invasion of privacy or improper practice, whether or not consistent with current regulations and industry practices, may subject us to public criticism or boycotts, class action lawsuits, reputational harm, or actions by regulators, or claims by industry groups or other third parties, all of which could disrupt our business and expose us to liability.

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

Some jurisdictions, particularly the European Union (the "EU"), are also exploring broader “digital sovereignty” frameworks placing operational, ownership and control requirements that must be met to provide services to certain markets or sectors. These measures have gathered steam over the past year based on the emergence of geopolitical tensions, including between the US and Europe. Together with limits on cross‑border data transfers and government access or audit obligations, they may prevent us from providing services in certain cases, or require us to provide in‑country or region‑specific hosting, rely on designated local partners, modify or limit features, or maintain segregated environments and duplicative infrastructure, routing, logging and support models. These developments could decrease our addressable market, increase our costs and complexity, lengthen sales cycles, limit the functionality or performance of our services in some markets and reduce economies of scale. These risks may accelerate or vary by region due to geopolitical factors, including changes in sanctions, export or import controls, tariffs and other trade restrictions, or regional conflicts.

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

In addition, enactment and expansion of laws related to the use of AI and machine learning in our operations and increased regulation of cloud service providers also could increase the costs of doing business, subject us to potential liability or regulatory risk and introduce other disadvantages to our business, including brand or reputational harm. U.S. states have advanced and, in some cases, enacted numerous AI governance laws, creating a complicated legislative patchwork that may be litigated in state and federal courts, notwithstanding a December 2025 executive order endorsing a federal moratorium on enforcement of state AI laws. In Europe, the EU began implementing the Artificial Intelligence Act (the "AI Act") on August 1, 2024, with significant provisions scheduled to take effect in August 2026. The AI Act, which may be amended as part of the EU's Digital Omnibus, imposes significant obligations on providers and deployers of high-risk AI systems, and non-compliance can lead to substantial fines. If we develop or use AI systems governed by these laws or regulations, we may face burdensome and costly compliance obligations relating to data quality, transparency, human oversight and ethical and administrative requirements, as well as significant enforcement actions or litigation in the event of any perceived non-compliance. Interpretations of laws or regulations that would subject us to regulatory enforcement actions, supervision or, alternatively, require us to exit a line of business or a country, could lead to the loss of significant revenues and have a negative impact on the quality of our solutions. Engineering efforts to build new capabilities to facilitate compliance with law enforcement access requirements, content access restrictions or other regulations could require us to take on substantial expenses and divert engineering resources from other projects. These circumstances could harm our profitability.

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

Any of these events, as well as other circumstances discussed in these Risk Factors, may cause the price of our common stock to fall. In addition, the stock market in general, and the market prices of stock of publicly-traded technology companies in particular, have experienced significant volatility that often has been unrelated to the operating performance of affected companies. Our stock price may be especially susceptible to such fluctuations to the extent that investors perceive our business as aligned with the AI sector, causing our trading price to move in response to developments affecting AI-focused companies, including semiconductor and infrastructure providers, regardless of whether those developments have a direct impact on our business or financial results. These broad stock market fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.

Any failure to meet our debt obligations or obtain financing would damage our business.

As of the date of this report, we had total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2027, total principal amount of $1,265.0 million of convertible senior notes outstanding due in 2029, total principal amount of $1,750.0 million of convertible senior notes outstanding due in 2030, total principal amount of $1,750.0 million of convertible senior notes outstanding due in 2032 and total principal amount of $1,725.0 million of convertible senior notes outstanding due in 2033. In November 2022, we entered into a credit agreement, which was amended in May 2025 to increase the aggregate revolving commitments to $1.0 billion. We also entered into a credit agreement in January 2025 providing for a $150.0 million revolving credit facility. As of June 30, 2026, there were no outstanding borrowings under the credit facilities. Our ability to repay any amounts we borrow under our credit facility, refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the applicable indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through future borrowing under the credit facility or the issuance of the convertible senior notes in an optimally productive and profitable manner. In particular, we may use the cash raised from our recent convertible senior notes financing more rapidly than we currently anticipate, including for capital expenditures, acquisitions, share repurchases or other strategic investments, which could reduce our liquidity, put pressure on our gross and operating margins and adversely affect our financial condition and results of operations. In addition, our capital expenditures have increased in recent periods, and we expect they will continue to increase, as we invest in expanding our cloud infrastructure services, AI capabilities and network capacity. These growing capital expenditures, together with ongoing operating expenses and our obligations to service our substantial indebtedness, have reduced and may continue to reduce our cash flow. A sustained decline in cash flow could limit our financial flexibility, restrict our ability to fund operations or pursue strategic opportunities, and increase our vulnerability to adverse changes in general economic and industry conditions. If we are unable to remain profitable or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. If we do not have sufficient cash upon conversion of the notes or to repurchase the notes if required by purchasers in accordance with the terms thereof, we would be in default under the terms of the notes, which could seriously harm our business. Although the terms of our credit facilities include certain covenants that potentially limit our future indebtedness, the terms of the notes do not. If we incur significantly more debt, this could intensify the risks described above. In addition, if we are unable to obtain financing to fund additional capital expenditures, acquisitions and general corporate and other purposes on reasonable terms, or at all, then our business, operations and financial condition may be harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (4)
April 1, 2026 – April 30, 2026	428,344	$100.02	428,344	$931,787
May 1, 2026 – May 31, 2026	2,617,946	140.19	2,617,946	564,770
June 1, 2026 – June 30, 2026	—	—	—	564,770
Total	3,046,290	$134.54	3,046,290

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased or Sold
Mani Sundaram (Executive Vice President and General Manager of the Security Technology Group)	Adoption (May 22, 2026)	Rule 10b5-1 trading arrangement	Sales	Until November 26, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 7,022 shares of common stock

Item 6. Exhibits

Exhibit 3.1	Amended and Restated Certificate of Incorporation of Akamai Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 13, 2026)

Exhibit 3.2	Amended and Restated By-Laws of Akamai Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 13, 2026)

Exhibit 4.1
Indenture (including form of Notes) with respect to Akamai’s 0.00% Convertible Senior Notes due May 15, 2030, dated as of May 22, 2026, between Akamai and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 22, 2026)

Exhibit 4.2
Indenture (including form of Notes) with respect to Akamai’s 0.00% Convertible Senior Notes due May 15, 2032, dated as of May 22, 2026, between Akamai and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 22, 2026)

Exhibit 10.1	Form of Call Option Transaction Confirmation between Akamai and each Option Counterparty (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2026)

Exhibit 10.2	Form of Warrant Confirmation between Akamai and each Option Counterparty (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 22, 2026)

Exhibit 10.3	Akamai Technologies, Inc. 2026 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 13, 2026)

Exhibit 10.4
Akamai Technologies, Inc. Second Amended and Restated 2013 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 13, 2026)

Exhibit 10.5
Amendment No. 3 by and among Akamai Technologies, Inc., the financial institutions identified therein as lenders and JPMorgan Chase Bank, N.A., as administrative agent, dated May 18, 2026 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 18, 2026)

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2026 and 2025, (v) Condensed Consolidated Statements of

Cash Flows for the six months ended June 30, 2026 and 2025 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

August 7, 2026	By:	/s/ Edward McGowan
Edward McGowan
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)