Form 10-Q
period 2026-09-30
AKAMAI TECHNOLOGIES INC
filed 2026-11-06
CIK 1086222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-27275
______________________________________________
Akamai Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3432319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
145 Broadway
Cambridge, MA 02142
(617) 444-3000
Attn: Corporate Secretary
corporatesecretary@akamai.com
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 2, 2026: 144,229,175

AKAMAI TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data) (unaudited)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,149,359	$930,231
Marketable securities	2,369,959	256,302
Accounts receivable, net of reserves of $8,351 and $7,706 at September 30, 2026, and December 31, 2025, respectively	958,463	793,666
Prepaid expenses and other current assets	329,132	306,481
Total current assets	4,806,913	2,286,680
Marketable securities	719,261	733,228
Property and equipment, net	2,965,225	2,333,462
Operating lease right-of-use assets	1,801,891	1,469,700
Acquired intangible assets, net	588,948	614,542
Goodwill	3,352,563	3,206,525
Deferred income tax assets	874,082	622,776
Other assets	438,041	212,730
Total assets	$15,546,924	$11,479,643

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(in thousands, except share data) (unaudited)	September 30, 2026	December 31, 2025
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$203,902	$125,054
Accrued expenses	303,771	319,622
Deferred revenue	198,903	151,186
Convertible senior notes	1,148,346	—
Operating lease liabilities	391,037	336,613
Other current liabilities	13,025	35,043
Total current liabilities	2,258,984	967,518
Deferred revenue	21,143	17,088
Deferred income tax liabilities	46,275	31,089
Convertible senior notes	6,419,341	4,105,355
Operating lease liabilities	1,489,575	1,233,420
Other liabilities	162,978	147,802
Total liabilities	10,398,296	6,502,272
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized:
Series A Junior Participating Preferred Stock; 700,000 shares designated; no shares issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Series B Non-Voting Convertible Preferred Stock; 387,051 shares designated; no shares issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 700,000,000 shares authorized; 153,828,486 shares issued and 144,076,972 shares outstanding at September 30, 2026, and 149,711,094 shares issued and 144,711,094 outstanding at December 31, 2025	1,538	1,497
Additional paid-in capital	2,578,033	2,080,487
Accumulated other comprehensive loss	(129,833)	(94,756)
Treasury stock, at cost, 9,751,514 shares at September 30, 2026, and 5,000,000 shares at December 31, 2025	(1,028,866)	(434,786)
Retained earnings	3,727,756	3,424,929
Total stockholders’ equity	5,148,628	4,977,371
Total liabilities and stockholders’ equity	$15,546,924	$11,479,643

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data) (unaudited)	2026	2025	2026	2025
Revenue	$1,121,961	$1,054,630	$3,295,253	$3,113,263
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	504,690	429,532	1,461,921	1,275,012
Research and development	141,419	124,720	431,816	374,107
Sales and marketing	164,397	144,867	491,504	425,237
General and administrative	174,237	161,719	525,732	480,249
Amortization of acquired intangible assets	26,331	27,783	76,607	83,141
Restructuring charge (benefit)	2,166	(15)	4,174	3,449
Total costs and operating expenses	1,013,240	888,606	2,991,754	2,641,195
Income from operations	108,721	166,024	303,499	472,068
Interest and marketable securities income, net	41,719	18,893	90,938	52,552
Interest expense	(10,630)	(7,915)	(27,965)	(22,866)
Other expense, net	(1,376)	(3,837)	(6,013)	(3,268)
Income before provision for income taxes	138,434	173,165	360,459	498,486
Provision for income taxes	21,330	32,995	57,632	131,527
Net income	$117,104	$140,170	$302,827	$366,959
Net income per share:
Basic	$0.81	$0.98	$2.09	$2.52
Diluted	$0.77	$0.97	$2.00	$2.50
Shares used in per share calculations:
Basic	143,928	143,577	144,619	145,795
Diluted	151,166	144,811	151,625	147,041

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands) (unaudited)	2026	2025	2026	2025
Net income	$117,104	$140,170	$302,827	$366,959
Other comprehensive (loss) gain:
Foreign currency translation adjustments	(4,634)	(6,874)	(18,250)	61,613
Change in unrealized (loss) gain on investments, net of income tax benefit (expense) of $2,668, $(317), $5,379 and $(345) for the three and nine months ended September 30, 2026 and 2025, respectively	(8,305)	973	(16,827)	1,062
Other comprehensive (loss) gain	(12,939)	(5,901)	(35,077)	62,675
Comprehensive income	$104,165	$134,269	$267,750	$429,634

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(in thousands) (unaudited)	2026	2025
Cash flows from operating activities:
Net income	$302,827	$366,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	560,880	526,106
Stock-based compensation	406,888	340,177
(Benefit) provision for deferred income taxes	(21,528)	24,346
Amortization of debt issuance costs	9,752	5,176
Gain on investments	—	(9,313)
Other non-cash reconciling items, net	11,543	5,341
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(177,394)	(24,566)
Prepaid expenses and other current assets	(14,324)	(18,101)
Accounts payable and accrued expenses	(3,312)	(62,494)
Deferred revenue	48,180	3,757
Other current liabilities	(22,855)	(24,562)
Other non-current assets and liabilities	(28,846)	19,355
Net cash provided by operating activities	1,071,811	1,152,181
Cash flows from investing activities:
Cash (paid) received for business acquisitions, net of cash acquired	(191,271)	790
Cash paid for asset acquisition	—	(29,930)
Purchases of property and equipment	(761,516)	(376,092)
Capitalization of internal-use software development costs	(261,239)	(238,713)
Purchases of short- and long-term marketable securities	(2,330,359)	(851,265)
Proceeds from sales of short- and long-term marketable securities	10,000	266,582
Proceeds from maturities and redemptions of short- and long-term marketable securities	202,828	1,059,642
Other, net	(2,895)	(5,365)
Net cash used in investing activities	(3,334,452)	(174,351)

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Nine Months Ended September 30,
(in thousands) (unaudited)	2026	2025
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	250,000
Repayment of borrowings under revolving credit facility	—	(250,000)
Proceeds from the issuance of convertible senior notes, net of issuance costs	3,452,160	1,701,796
Proceeds from the issuance of warrants related to convertible senior notes	657,125	330,855
Purchase of note hedge related to convertible senior notes	(893,725)	(605,820)
Repayment of convertible senior notes	—	(1,149,992)
Proceeds related to the issuance of common stock under stock plans	58,367	48,897
Employee taxes paid related to net share settlement of stock awards	(169,466)	(109,981)
Repurchases of common stock	(615,744)	(799,963)
Other, net	(1,536)	(2,126)
Net cash provided by (used in) financing activities	2,487,181	(586,334)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1,842)	20,742
Net increase in cash, cash equivalents and restricted cash	222,698	412,238
Cash, cash equivalents and restricted cash at beginning of period	931,308	519,084
Cash, cash equivalents and restricted cash at end of period	$1,154,006	$931,322

Supplemental disclosures of cash flow information:
Cash paid for interest expense	21,543	20,849
Cash paid for operating lease liabilities	346,690	234,337
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	605,426	214,754
Issuance of warrant in exchange for customer contract	149,121	—
Purchases of property and equipment and capitalization of internal-use software development costs included in accounts payable and accrued expenses	109,653	109,042
Capitalization of stock-based compensation	110,577	96,278

Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$1,149,359	$927,933
Restricted cash	4,647	3,389
Cash, cash equivalents and restricted cash	$1,154,006	$931,322

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended September 30, 2026
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2026	143,591,450	$1,534	$2,289,038	$(116,894)	$(1,035,813)	$3,610,652	$4,748,517
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	424,689	4	(17,627)				(17,623)
Stock-based compensation			157,501				157,501
Issuance of warrant related to customer contract			149,121				149,121
Repurchases of common stock					546		546
Re-issuance of treasury stock for 401(k) employer match	60,833				6,401		6,401
Net income						117,104	117,104
Foreign currency translation adjustment				(4,634)			(4,634)
Change in unrealized loss on investments, net of tax				(8,305)			(8,305)
Balance at September 30, 2026	144,076,972	$1,538	$2,578,033	$(129,833)	$(1,028,866)	$3,727,756	$5,148,628

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Three Months Ended September 30, 2025
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2025	143,199,911	$1,586	$2,696,975	$(87,417)	$(1,343,323)	$3,199,687	$4,467,508
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	479,360	5	(12,477)				(12,472)
Stock-based compensation			134,552				134,552
Repurchases of common stock					436		436
Re-issuance of treasury stock for 401(k) employer match	88,192				7,651		7,651
Net income						140,170	140,170
Foreign currency translation adjustment				(6,874)			(6,874)
Change in unrealized gain on investments, net of tax				973			973
Balance at September 30, 2025	143,767,463	$1,591	$2,819,050	$(93,318)	$(1,335,236)	$3,339,857	$4,731,944

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Nine Months Ended September 30, 2026
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2026	144,711,094	$1,497	$2,080,487	$(94,756)	$(434,786)	$3,424,929	$4,977,371
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	3,654,102	36	(171,570)				(171,534)
Issuance of common stock under employee stock purchase plan	463,290	5	35,247				35,252
Stock-based compensation			505,614				505,614
Issuance of warrants related to convertible senior notes			657,125				657,125
Purchase of note hedge related to convertible senior notes, net of deferred taxes of $215,734			(677,991)				(677,991)
Issuance of warrant related to customer contract			149,121				149,121
Repurchases of common stock	(4,998,432)				(617,011)		(617,011)
Re-issuance of treasury stock for 401(k) employer match	246,918				22,931		22,931
Net income						302,827	302,827
Foreign currency translation adjustment				(18,250)			(18,250)
Change in unrealized loss on investments, net of tax				(16,827)			(16,827)
Balance at September 30, 2026	144,076,972	$1,538	$2,578,033	$(129,833)	$(1,028,866)	$3,727,756	$5,148,628

AKAMAI TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, continued

	Nine Months Ended September 30, 2025
(in thousands, except share data) (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2025	150,025,096	$1,556	$2,618,384	$(155,993)	$(558,488)	$2,972,898	$4,878,357
Issuance of common stock upon the vesting of restricted and deferred stock units, net of shares withheld for employee taxes	3,006,804	31	(110,990)				(110,959)
Issuance of common stock under employee stock purchase plan	458,208	4	29,568				29,572
Stock-based compensation			407,544				407,544
Issuance of warrants related to convertible senior notes			330,855				330,855
Purchase of note hedge related to convertible senior notes, net of deferred taxes of $149,509			(456,311)				(456,311)
Repurchases of common stock	(10,028,703)				(804,899)		(804,899)
Re-issuance of treasury stock for 401(k) employer match	306,058				28,151		28,151
Net income						366,959	366,959
Foreign currency translation adjustment				61,613			61,613
Change in unrealized gain on investments, net of tax				1,062			1,062
Balance at September 30, 2025	143,767,463	$1,591	$2,819,050	$(93,318)	$(1,335,236)	$3,339,857	$4,731,944

The accompanying notes are an integral part of the condensed consolidated financial statements.

AKAMAI TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Akamai Technologies, Inc. (the “Company”) develops and provides solutions to power and protect an AI-driven world. Its massively distributed global network is comprised of core and distributed compute sites, more than 4,000 edge points-of-presence in over 130 countries and in over 600 cities. The Company was incorporated in Delaware in 1998 and is headquartered in Cambridge, Massachusetts. The Company is currently organized and operates as one operating and reportable segment.

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

Significant Accounting Policies Update

The Company's significant accounting policies are detailed in Note 2 of its annual report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the Company's significant accounting policies, except those described below.

Issuance of Warrant Related to Customer Contract

The Company accounts for warrants issued to customers in conjunction with the sale of its services, which are not issued in exchange for a distinct good or service from the customer, as consideration payable to a customer and, therefore, as a reduction of the transaction price of the related contract with the customer and of revenue. Warrants that are indexed to the Company's own stock and meet the criteria for equity classification are classified as stockholders' equity. These warrants are measured at their grant-date fair value using the Black-Scholes option-pricing model and are not subsequently remeasured.

When a warrant share becomes probable of vesting, the Company records its grant-date fair value as an increase to additional paid-in capital, with a corresponding asset, on the interim condensed consolidated balance sheets. The asset is reduced, and revenue is reduced by the same amount, in proportion to the revenue recognized for the related contract with the customer. The reduction of the asset begins when services under that contract with the customer commence. The asset is classified as prepaid and other current assets or other assets on the interim condensed consolidated balance sheets based on the amount expected to be recognized as a reduction of revenue within the next twelve months.

The Company reassesses the number of warrant shares probable of vesting at each reporting date. If warrant shares are no longer probable of vesting, the Company reverses any previously recognized reductions of revenue attributable to the warrant shares in the period in which the determination is made, and also removes the associated additional paid-in capital and remaining asset.

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

In May 2025, the FASB issued guidance which clarifies how companies account for share-based payments given to a customer as an incentive or consideration in a revenue contract. The guidance revises the definition of a performance condition so that it includes vesting conditions based on a customer's purchases, or the purchases of the customer's customers. It also removes the policy election to account for forfeitures as they occur for such awards with service conditions. In addition, it clarifies that the variable consideration constraint guidance does not apply to share-based consideration payable to a customer, regardless of whether the award's grant date has occurred. Prior to the issuance of the warrant to a customer during the three months ended September 30, 2026, the Company did not have any historical transactions impacted by this guidance and the Company adopted this guidance on a retrospective basis. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

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

2. Investments and Fair Value Measurements

Available-for-sale marketable securities held as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

		Gross Unrealized			Classification on Balance Sheet
	Amortized Cost	Gains	Losses	Aggregate Fair Value	Short-Term Marketable Securities	Long-Term Marketable Securities
As of September 30, 2026
Time deposits	$38,445	$—	$—	$38,445	$38,445	$—
Commercial paper	992,673	—	(2,871)	989,802	989,802	—
Corporate bonds	1,648,760	69	(13,834)	1,634,995	945,416	689,579
U.S. government agency obligations	394,724	—	(1,782)	392,942	392,942	—
	$3,074,602	$69	$(18,487)	$3,056,184	$2,366,605	$689,579

As of December 31, 2025
Time deposits	$31,035	$—	$—	$31,035	$31,035	$—
Corporate bonds	920,142	3,921	(127)	923,936	217,139	706,797
	$951,177	$3,921	$(127)	$954,971	$248,174	$706,797

The Company holds money market funds and mutual funds, which are classified as equity securities. These securities are not included in the available-for-sale securities table above, but are included in marketable securities in the interim condensed consolidated balance sheets.

Unrealized gains and unrealized losses on investments classified as available-for-sale are included within accumulated other comprehensive loss in the interim condensed consolidated balance sheets. Upon realization, those amounts are reclassified from accumulated other comprehensive loss to interest and marketable securities income, net in the interim condensed consolidated statements of income. As of September 30, 2026, the Company held an available-for-sale marketable security with a fair value of $1.5 million that has been in a continuous unrealized loss position for more than 12 months. The unrealized loss related to this security was insignificant and is included in accumulated other comprehensive loss as of September 30, 2026. The unrealized loss is attributable to changes in interest rates. Based on the evaluation of available evidence, the Company does not believe any portion of the unrealized loss is due to credit losses.

Contractual maturities of the Company’s available-for-sale marketable securities held as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
Due in 1 year or less	$2,366,605	$248,174
Due after 1 year through 5 years	689,579	706,797
	$3,056,184	$954,971

Fair Value Measurements

The fair value measurements within the fair value hierarchy of the Company’s financial assets as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	Total Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
As of September 30, 2026
Cash Equivalents and Marketable Securities:
Money market funds	$637,178	$637,178	$—
Time deposits	127,895	—	127,895
Commercial paper	989,802	—	989,802
Corporate bonds	1,634,995	—	1,634,995
U.S. government agency obligations	392,942	—	392,942
Mutual funds	32,488	32,488	—
	$3,815,300	$669,666	$3,145,634

As of December 31, 2025
Cash Equivalents and Marketable Securities:
Money market funds	$409,326	$409,326	$—
Time deposits	103,038	—	103,038
Commercial paper	34,962	—	34,962
Corporate bonds	923,936	—	923,936
Mutual funds	28,981	28,981	—
	$1,500,243	$438,307	$1,061,936

As of September 30, 2026 and December 31, 2025, the fair value of the Company's financial assets was determined utilizing a Level 1 or Level 2 valuation. Level 1 valuations are based upon the market prices for such investments that are readily available in active markets and Level 2 valuations are based upon the available quoted prices for similar assets in active markets (or identical assets in an inactive market).

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

3. Accounts Receivable

Net accounts receivable consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Trade accounts receivable	$762,186	$577,914
Unbilled accounts receivable	204,628	223,458
Gross accounts receivable	966,814	801,372
Allowances for current expected credit losses and other reserves	(8,351)	(7,706)
Accounts receivable, net	$958,463	$793,666

A summary of activity in the accounts receivable allowance for current expected credit losses and other reserves for the nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	September 30, 2026	September 30, 2025
Beginning balance	$7,706	$3,522
Charges to income from operations	11,373	10,323
Collections from customers previously reserved and other	(10,728)	(8,076)
Ending balance	$8,351	$5,769

Charges to income from operations primarily represent charges to provision for doubtful accounts for increases in the allowance for current expected credit losses.

4. Incremental Costs to Obtain a Contract with a Customer

Deferred costs associated with obtaining customer contracts, specifically commission and incentive payments, as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
Deferred costs included in prepaid expenses and other current assets	$85,194	$69,983
Deferred costs included in other assets	83,569	92,525
Total deferred costs	$168,763	$162,508

Information related to incremental costs to obtain a contract with a customer for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization expense related to deferred costs	$23,883	$16,934	$67,034	$46,098
Incremental costs capitalized	$30,387	$20,764	$73,956	$52,848

Amortization expense related to deferred costs is primarily included in sales and marketing expense in the interim condensed consolidated statements of income.

5. Acquired Intangible Assets and Goodwill

Acquired intangible assets that are subject to amortization consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technologies	$516,532	$(276,909)	$239,623	$465,832	$(250,436)	$215,396
Customer-related intangible assets	726,155	(410,697)	315,458	725,494	(363,724)	361,770
Trademarks and trade names	15,355	(13,053)	2,302	15,247	(12,080)	3,167
Acquired license rights	44,810	(13,245)	31,565	44,810	(10,601)	34,209
Total	$1,302,852	$(713,904)	$588,948	$1,251,383	$(636,841)	$614,542

Based on the Company's acquired intangible assets as of September 30, 2026, aggregate expense related to amortization of acquired intangible assets is expected to be $26.0 million for the remainder of 2026, and $90.1 million, $83.4 million,

$79.1 million and $72.8 million for 2027, 2028, 2029 and 2030, respectively.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2026 were as follows (in thousands):

Balance as of January 1, 2026	$3,206,525
Measurement period adjustments related to an acquisition completed in prior year	624
Acquisition of LayerX Security Ltd.	150,418
Foreign currency translation	(5,004)
Balance as of September 30, 2026	$3,352,563

The Company tests goodwill for impairment at least annually. Through the date the interim condensed consolidated financial statements were issued, no triggering events have occurred that would indicate that a potential impairment exists.

6. Acquisition

Business acquisition costs during the three and nine months ended September 30, 2026 were $0.5 million and $1.5 million, respectively. Business acquisition costs are included in general and administrative expense in the interim condensed consolidated statements of income. Pro forma results of operations for the acquisition completed during the nine months ended September 30, 2026 have not been presented because the effects of the acquisition were not material to the Company's consolidated financial results. Revenue and earnings of the acquired company since the date of the acquisition are included in the Company's interim condensed consolidated statements of income and are not presented separately because they are not material.

LayerX

In July 2026, the Company acquired all the outstanding equity interests of LayerX Security Ltd. ("LayerX") for $192.9 million in cash. The acquisition is intended to enhance the Company's security portfolio with the addition of LayerX's browser-based artificial intelligence usage control and secure enterprise browser technology. As of September 30, 2026, the purchase price allocation is preliminary, pending finalization of net working capital and certain income tax matters.

The preliminary allocation of the purchase price for LayerX and fair values of the assets acquired and liabilities assumed were as follows (in thousands):

Total purchase consideration	$192,949

Allocation of the purchase consideration:
Cash	$1,715
Accounts receivable	1,908
Prepaid expenses and other current assets	444
Operating lease right-of-use assets	18
Identifiable intangible assets	51,000
Total assets acquired	55,085
Accounts payable	(584)
Accrued expenses	(4,347)
Deferred revenue	(4,277)
Operating lease liabilities	(18)
Deferred income tax liabilities	(3,328)
Total liabilities assumed	(12,554)
Identifiable net assets acquired	42,531
Goodwill	150,418
Total purchase price allocation	$192,949

The value of the goodwill can be attributed to a number of business factors, including a trained technical and sales workforce, and revenue and cost synergies expected to be realized. The Company expects that all of the goodwill related to the acquisition of LayerX will be deductible for tax purposes as a result of post-acquisition transactions.

Identified intangible assets acquired were primarily completed technologies with a gross carrying amount of $50.7 million and an estimated useful life of 9.5 years. The Company applied the relief-from-royalty method to estimate the fair values of the completed technologies. The total weighted average amortization period for the intangible assets acquired from LayerX is 9.5 years. The intangible assets are amortized using a method that approximates their economic benefit over their estimated useful lives.

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

The Company has five convertible senior notes ("2033 Notes", "2032 Notes", "2030 Notes", "2029 Notes" and "2027 Notes") outstanding with a par value totaling $7,640.0 million (collectively, the "Notes") that are senior unsecured obligations of the Company and bear interest payable semi-annually in arrears. The following table summarizes further details of the Notes:

Notes	Issuance Date	Maturity Date		Principal Amount (in thousands)	Coupon Interest Rate	Effective Interest Rate
2033 Notes	May 19, 2025	May 15, 2033	(1)	$1,725,000	0.250%	0.484%
2032 Notes	May 22, 2026	May 15, 2032		$1,750,000	0.000%	0.231%
2030 Notes	May 22, 2026	May 15, 2030		$1,750,000	0.000%	0.347%
2029 Notes	August 18, 2023	February 15, 2029		$1,265,000	1.125%	1.388%
2027 Notes	August 16, 2019	September 1, 2027		$1,150,000	0.375%	0.539%

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

The market price trigger condition for the 2033 Notes was met as of June 30, 2026, because the closing price of the Company's common stock exceeded 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days ending June 30, 2026. Accordingly, the 2033 Notes were convertible at the option of the holders during the three months ended September 30, 2026. As a result, the Company reclassified the carrying value of the 2033 Notes from non-current liabilities to current liabilities in the interim condensed consolidated balance sheets as of June 30, 2026. The market price trigger condition for the 2033 Notes was not met as of September 30, 2026, and the Company reclassified the carrying value of the 2033 Notes from current liabilities to non-current liabilities in the interim condensed consolidated balance sheets as of September 30, 2026. As of September 30, 2026, no holders had submitted notes for conversion, and no conversions had occurred.

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

The conversion rights for the outstanding Notes as of September 30, 2026 are as follows:

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

Components and Fair Value of the Notes

The Notes consisted of the following components as of September 30, 2026 and December 31, 2025 (in thousands):

	2033 Notes	2032 Notes	2030 Notes	2029 Notes	2027 Notes	Total
As of September 30, 2026
Principal	$1,725,000	$1,750,000	$1,750,000	$1,265,000	$1,150,000	$7,640,000
Less: issuance costs, net of amortization	(18,439)	(22,575)	(21,863)	(7,782)	(1,654)	(72,313)
Net carrying amount	$1,706,561	$1,727,425	$1,728,137	$1,257,218	$1,148,346	$7,567,687

Estimated fair value (1)	$2,316,658	$1,503,688	$1,562,768	$1,393,853	$1,283,619	$8,060,586

As of December 31, 2025
Principal	$1,725,000	$—	$—	$1,265,000	$1,150,000	$4,140,000
Less: issuance costs, net of amortization	(21,390)	—	—	(10,187)	(3,068)	(34,645)
Net carrying amount	$1,703,610	$—	$—	$1,254,813	$1,146,932	$4,105,355

Estimated fair value (1)	$1,918,062	$—	$—	$1,254,981	$1,158,407	$4,331,450

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

Revolving Credit Facilities

In January 2025, the Company entered into a $150.0 million uncommitted revolving credit agreement ("2025 Credit Agreement"). Any outstanding borrowings are secured by collateral, consisting primarily of available-for-sale marketable securities. Borrowings under the 2025 Credit Agreement may be used to finance working capital needs and for general corporate purposes. The 2025 Credit Agreement does not expire but is cancellable at any time and any borrowings can be due on demand. Borrowings under the 2025 Credit Agreement will bear a specified interest rate, based on the Secured Overnight Financing Rate, and interest period at the time of the confirmed borrowing. There were no outstanding borrowings under the 2025 Credit Agreement as of September 30, 2026.

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

The 2022 Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. As of September 30, 2026, the Company was in compliance with all covenants. The negative covenants include restrictions on subsidiary indebtedness, liens and fundamental changes. These covenants are subject to a number of important exceptions and qualifications. The principal financial covenant requires a maximum consolidated leverage ratio. There were no outstanding borrowings under the 2022 Credit Agreement as of September 30, 2026.

Interest Expense

The Notes bear interest at fixed rates that are payable semi-annually in arrears on their respective interest payment dates each year, except for the 2030 Notes and the 2032 Notes, which have a zero coupon interest. Interest expense, together with ongoing commitment fees under the terms of the Company's credit agreements, included in the interim condensed consolidated statements of income for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of debt issuance costs	$4,857	$2,357	$10,916	$6,338
Coupon interest payable on 2033 Notes	1,078	1,078	3,234	1,569
Coupon interest payable on 2029 Notes	3,558	3,558	10,674	10,674
Coupon interest payable on 2027 Notes	1,078	1,078	3,234	3,234
Coupon interest payable on 2025 Notes	—	—	—	483
Interest payable and commitment fees under the credit agreements	344	275	1,071	1,730
Capitalization of interest expense	(285)	(431)	(1,164)	(1,162)
Total interest expense	$10,630	$7,915	$27,965	$22,866

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

The Company's restructuring charges during the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Q4 2025 Action	$(114)	$—	$(662)	$—
Acquisitions related and other	2,280	(15)	4,836	3,449
Total restructuring charge (benefit)	$2,166	$(15)	$4,174	$3,449

The liability for restructuring charges for employee severance and related expenses is included in other current liabilities on the interim condensed consolidated balance sheets. The changes in the liability for the nine months ended September 30, 2026 were as follows (in thousands):

	Q4 2025 Action	Acquisitions Related and Other	Total
Balance as of January 1, 2026	$20,750	$1,646	$22,396
Costs incurred	(588)	2,177	1,589
Cash disbursements	(18,665)	(1,280)	(19,945)
Translation adjustments and other	(7)	(44)	(51)
Balance as of September 30, 2026	$1,490	$2,499	$3,989

9. Stockholders’ Equity

Share Repurchase Program

In May 2024, the board of directors authorized a $2.0 billion share repurchase program, effective May 2024 through June 2027, of which $564.8 million remains available for repurchase as of September 30, 2026. The Company's goals for the share repurchase program are to offset the dilution created by its employee equity compensation programs over time and provide the flexibility to return capital to stockholders as business and market conditions warrant, while still preserving its ability to pursue other strategic opportunities, including investments in its cloud infrastructure services.

During the three months ended September 30, 2026, the Company did not repurchase shares of its common stock. During the nine months ended September 30, 2026, the Company repurchased 5.0 million shares of its common stock for $615.7 million.

Stock-Based Compensation

Components of total stock-based compensation included in the Company’s interim condensed consolidated statements of income for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$21,003	$19,738	$67,339	$57,980
Research and development	51,134	42,415	153,988	124,486
Sales and marketing	24,682	22,413	76,119	67,116
General and administrative	35,098	30,857	109,442	90,595
Total stock-based compensation	131,917	115,423	406,888	340,177
Provision for income taxes	(27,262)	(21,952)	(101,719)	(57,214)
Total stock-based compensation, net of income taxes	$104,655	$93,471	$305,169	$282,963

In addition to the amounts of stock-based compensation reported in the table above, the Company’s interim condensed consolidated statements of income also include stock-based compensation reflected as a component of amortization primarily consisting of capitalized internal-use software; the additional stock-based compensation was $15.9 million and $46.0 million for the three and nine months ended September 30, 2026, respectively, before taxes, and $12.6 million and $37.0 million for the three and nine months ended September 30, 2025, respectively, before taxes.

In 2026, the Company introduced a new benefit allowing retirement-eligible employees to qualify for continued vesting of all unvested equity awards post-employment, subject to the satisfaction of specified conditions. This reduced the service periods which resulted in an increase in stock-based compensation expense for the three and nine months ended September 30, 2026.

Series B Non-Voting Convertible Preferred Stock

In September 2026, the Company designated 387,051 shares of Series B Non-Voting Convertible Preferred Stock, par value $0.01 per share (the "Series B Preferred Stock"). Holders of Series B Preferred Stock have no voting rights, except as required by law. The Series B Preferred Stock ranks on parity with the Company's common stock, on an as-converted basis, as to dividends, and junior to each other series of preferred stock of the Company. Each share of Series B Preferred Stock has a liquidation preference of $0.01 per share and automatically converts into 20 shares of the Company's common stock, subject to adjustment, upon transfer to a party other than the initial holder or the initial holder’s wholly owned subsidiaries. As of September 30, 2026, no shares of Series B Preferred Stock have been issued or are outstanding.

Warrant Related to Customer Contract

In September 2026, the Company issued a warrant to purchase up to 387,051 shares (the "Warrant Shares") of Series B Preferred Stock at an exercise price of $2,226.60 per share (the "Warrant") to a customer. The Warrant has a seven-year term and the Warrant Shares vest in four tranches. The first tranche, which represents 40% of the Warrant Shares, vests upon the first payment by the customer under the commercial arrangement entered into with the customer at the same time as the Warrant. The remaining three tranches vest in equal installments of 20% as additional commercial contractual value is committed in $3.0 billion increments (a total of $9.0 billion) above the existing contracts.

As of September 30, 2026, the Company expects the first tranche of Warrant Shares to vest and has recognized the fair value of the first tranche of $149.1 million as additional paid-in capital, with a corresponding current and long-term asset included in prepaid and other current assets and other assets of $0.9 million and $148.2 million, respectively, on the interim condensed consolidated balance sheet.

The Company used the Black-Scholes option pricing model to determine the fair value of the Warrant on its issuance date. This model requires the input of subjective assumptions, including expected stock price volatility. The expected term is based on the Warrant's contractual term. Expected volatility is based on the Company’s historical stock price volatility. The risk-free interest rate for a period commensurate with the expected term of the Warrant is based on the U.S. Treasury yield rate in effect at the time of issuance. The expected dividend yield is zero, as the Company currently does not pay a dividend and does not anticipate doing so in the future.

The fair value of the Warrant was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected term (in years)	7.0
Risk-free interest rate	4.9%
Expected volatility	36.7%
Dividend yield	—%

As of September 30, 2026, no Warrant Shares have vested or been exercised.

10. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, which is reported as a component of stockholders' equity, for the nine months ended September 30, 2026 were as follows (in thousands):

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Investments	Total
Balance as of January 1, 2026	$(97,536)	$2,780	$(94,756)
Other comprehensive loss	(18,250)	(16,827)	(35,077)
Balance as of September 30, 2026	$(115,786)	$(14,047)	$(129,833)

There were no amounts reclassified from accumulated other comprehensive loss to net income for the nine months ended September 30, 2026.

11. Revenue from Contracts with Customers

The Company sells its services through a sales force located both domestically and internationally. Revenue derived from operations outside of the U.S. is determined based on the country in which the sale originated. Other than the U.S., no single country accounted for 10% or more of the Company’s total revenue for any reported period. Revenue by geography included in the Company’s interim condensed consolidated statements of income for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
U.S.	$558,618	$529,978	$1,652,191	$1,586,324
International	563,343	524,652	1,643,062	1,526,939
Total revenue	$1,121,961	$1,054,630	$3,295,253	$3,113,263

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

Security includes solutions that are designed to protect business online by keeping infrastructure, websites, applications, APIs, networks and users safe. Delivery and other cloud applications is comprised of delivery solutions that are designed to enable business online, including media delivery and web and mobile performance, as well as other cloud applications. Cloud infrastructure services includes compute and storage solutions, EdgeWorkers product and the compute partner solutions running on the Company's platform. Revenue by solution category included in the Company’s interim condensed consolidated statements of income for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Security	$621,892	$568,437	$1,816,118	$1,651,046
Delivery and other cloud applications	391,266	405,014	1,176,401	1,241,974
Cloud infrastructure services	108,803	81,179	302,734	220,243
Total revenue	$1,121,961	$1,054,630	$3,295,253	$3,113,263

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

During the nine months ended September 30, 2026 and 2025, the Company recognized $143.5 million and $136.7 million of revenue that was included in deferred revenue as of December 31, 2025 and 2024, respectively.

As of September 30, 2026, the aggregate amount of remaining performance obligations from contracts with customers was $19.9 billion. The Company expects to recognize approximately 35% of its remaining performance obligations as revenue over the next two years, approximately 28% over the next three to four years, approximately 21% over the next five to six years and approximately 16% over the next seven to eight years. Remaining performance obligations represent the amount of the transaction price under contracts with customers that are attributable to performance obligations that are unsatisfied or partially unsatisfied at the reporting date. This consists of future committed revenue for monthly, quarterly or annual periods within current noncancellable contracts with customers, as well as deferred revenue arising from consideration invoiced in prior periods for which the related performance obligations have not been satisfied. It excludes estimates of variable consideration such as usage-based contracts with no committed contract as well as anticipated renewed contracts. Revenue recognized during the nine months ended September 30, 2026 and 2025, related to performance obligations satisfied in previous periods was not material.

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

The Company’s effective income tax rate was 16.0% and 26.4% for the nine months ended September 30, 2026 and 2025, respectively. The lower effective tax rate for the nine months ended September 30, 2026 was primarily due to an increase in the excess tax benefit related to stock-based compensation, an increase in the benefit of U.S. federal, state and foreign research and development credits and a change in the valuation allowance recorded against state credits. These amounts were partially offset by a decrease in foreign income taxed at lower rates.

For the nine months ended September 30, 2026, the effective income tax rate was lower than the federal statutory tax rate due to the benefit of U.S. federal, state and foreign research and development credits, the excess tax benefit related to stock-based compensation, and foreign income taxed at lower rates. These amounts were partially offset by non-deductible stock-based compensation and non-deductible transfer pricing.

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

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2026. The OBBBA did not have a material impact on the Company's interim condensed consolidated financial statements.

13. Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock awards, convertible senior notes, warrants on common stock and warrants on preferred stock that may convert into common stock. The dilutive effect of outstanding stock awards, warrants on common stock and warrants on preferred stock is reflected in diluted earnings per share by application of the treasury stock method and the dilutive effect of the convertible senior notes is reflected in diluted earnings per share by application of the if-converted method. Upon exercise of warrants on preferred stock, the dilutive effect is reflected by application of the if-converted method.

The components used in the computation of basic and diluted net income per share for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$117,104	$140,170	$302,827	$366,959
Denominator:
Shares used for basic net income per share	143,928	143,577	144,619	145,795
Effect of dilutive securities:
Stock awards	3,789	1,234	3,626	1,246
Convertible senior notes	3,449	—	3,380	—
Warrants related to issuance of convertible senior notes	—	—	—	—
Warrant related to customer contract	—	—	—	—
Shares used for diluted net income per share	151,166	144,811	151,625	147,041
Basic net income per share	$0.81	$0.98	$2.09	$2.52
Diluted net income per share	$0.77	$0.97	$2.00	$2.50

For the three and nine months ended September 30, 2026 and 2025, certain potential outstanding shares from service-based stock awards and warrants were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain market- and performance-based stock awards and warrants were excluded from the computation of diluted net income per share because the underlying market and performance conditions for such stock awards and warrants had not been met as of these dates. The number of potentially outstanding shares excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Service-based stock awards	449	2,396	2,229	4,176
Market- and performance-based stock awards	1,795	1,583	1,797	1,583
Warrants related to issuance of convertible senior notes	56,320	42,087	50,366	41,548
Warrant related to customer contract	1,094	—	365	—
Total shares excluded from computation	59,658	46,066	54,757	47,307

14. Segment Information

The Company’s chief operating decision-maker ("CODM") is the chief executive officer and the executive management team. As of September 30, 2026, the Company is currently organized and operates as one operating and reportable segment. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief executive officer comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate entities. The CODM assesses performance and makes decisions on optimizing the allocation of resources across functions and strategic investments using consolidated net income. Segment assets represent total assets as reported on the interim condensed consolidated balance sheets.

Information regarding the Company's one operating segment for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,121,961	$1,054,630	$3,295,253	$3,113,263
Less:
Co-location costs	108,501	86,763	306,865	257,713
Bandwidth fees	50,877	46,693	157,207	140,163
Network build-out and supporting services	86,412	59,524	228,210	171,821
Payroll and related costs	426,818	389,943	1,293,637	1,161,888
Capitalized salaries and related costs	(92,788)	(86,014)	(271,656)	(246,968)
Facilities-related costs	22,024	21,680	65,705	64,823
Software and related services	24,503	21,497	66,048	63,018
Other segment items (1)	60,727	56,472	172,276	157,619
Depreciation and amortization	191,592	176,623	560,880	526,106
Stock-based compensation	131,917	115,423	406,888	340,177
Restructuring charge (benefit)	2,166	(15)	4,174	3,449
Acquisition-related costs	491	17	1,520	1,386
Interest and marketable securities income, net	(41,719)	(18,893)	(90,938)	(52,552)
Interest expense	10,630	7,915	27,965	22,866
Other expense, net	1,376	3,837	6,013	3,268
Provision for income taxes	21,330	32,995	57,632	131,527
Net income	$117,104	$140,170	$302,827	$366,959

(1) Other segment items includes marketing programs and related costs, third-party professional service fees, non-income related tax expense and other expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, and notes to our unaudited interim condensed consolidated financial statements included herein contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Akamai Technologies, Inc., which we refer to as “we,” “us,” or the “Company.” All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “could,” “expects,” “anticipates,” “intends,” “plans,” “seeks,” “projects,” “estimates,” “should,” “would,” “forecasts,” “if,” “continues,” “goal,” “likely,” “may,” “will,” variations of such words or similar expressions are intended to identify a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make as a result of various factors, including, but not limited to: potential slowing revenue growth, global economic and geopolitical conditions, including changes in customer spending and inflation, tariffs, trade restrictions, export controls and retaliatory measures, our ability to meet our commitments under multi-year arrangements, our ability to operate our business with a negative cash flow, our ability to acquire or develop new solutions, our ability to compete effectively, including our ability to continue to grow our artificial intelligence ("AI") infrastructure, compute services and solutions, including risks that our AI initiatives may not be successful or may introduce operational, security or regulatory risks, security risks stemming from ineffective information technology systems or cybersecurity breaches, risks of maintaining global operations, including physical attacks on or destruction of data centers and critical infrastructure in regions affected by armed conflict, regulatory developments, supply chain disruptions, significant increases in server, memory and co-location costs due to market dynamics, intellectual property claims or disputes, investment related risks and maintaining an effective system of internal controls. See “Risk Factors” elsewhere in this quarterly report on Form 10-Q and in our other reports filed with the Securities and Exchange Commission for a discussion of certain risks associated with our business. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise, including the potential impact of any mergers, acquisitions, divestitures or other events that may be announced after the date hereof.

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

Overview

We develop and provide solutions to power and protect an AI-driven world through our massively distributed global infrastructure, which underpins our security, delivery and other cloud applications and cloud infrastructure services solutions, and is central to our financial success. Together, these solutions are positioned to benefit from the rapid evolution of AI. The key factors that influence our financial success include our ability to build on recurring revenue commitments across our product portfolios and increase traffic on our network. We must also continue to develop, scale and successfully bring to market our cloud infrastructure services, including Akamai Cloud and compute-to-edge solutions, that meet the reliability needs of professional users and enterprises. Additionally, our performance depends on our ability to effectively manage the prices we charge for our solutions considering the market dynamics on our cost structure driven by hyperscalers, continuously develop new and existing products and appropriately manage our capital spending and other operational expenses.

Revenue

We primarily derive revenue from the sale of solutions to customers pursuant to multi-year contracts, which allows us to have a consistent and predictable base level of revenue. Services included in our contracts consist of security, the delivery of content, applications and software over the internet, cloud infrastructure and professional services. In addition to a base level of revenue, we are also dependent on our ability to increase our product offerings and to cross-sell additional solutions to our new and existing customers, particularly for our security and cloud infrastructure services portfolios. Our revenue is also impacted by customer renewals and the pricing for such renewals, the rate of adoption and timing of customer offerings, variability of one-time events, usage of cloud computing services and the amount of traffic we serve on our network. Geopolitical, economic and other developments that impact our customers' businesses can also impact our ability to attract new customers or continue to cross-sell additional services to existing customers and traffic levels for customers with variable usage. Over the longer term, our ability to continually develop and expand our product portfolio, to successfully bring those products to market and to effectively manage the prices we charge for our solutions considering the market dynamics on our cost structure driven by hyperscalers, are key factors impacting our revenue growth.

We have observed the following trends related to our revenue in recent years:

•Revenue from our cloud infrastructure services solutions has grown significantly and we expect it to continue to grow significantly, which is attributable to enhanced services on our platform and increased new and existing customer adoption. During 2026, we entered into several large, multi-year cloud infrastructure services arrangements totaling more than $14 billion in the aggregate, including with customers building, deploying and operating AI workloads on our platform. We expect revenue from these commitments to begin to be recognized in the fourth quarter of 2026, accelerate in 2027, with anticipated capacity fully operational by the end of 2028. We plan to continue to invest in this area, including expanding our platform and capacity to support AI applications and these commitments.

•Our security solutions, led by application security solutions and microsegmentation solutions, supported by enhanced services on our platform, continue to contribute to a large portion of our revenue. We plan to continue to invest in our security portfolio, with a focus on AI applications for our security products, to further advance our product offerings and sales capabilities.

•Our delivery revenue, in particular, is impacted by traffic growth on our network, which remains moderated as compared to prior years. We are seeing growth at a slower pace than we have experienced in the past. In particular, customers in verticals such as media and gaming have optimized their traffic to manage through underlying business challenges at a time of global macroeconomic and geopolitical headwinds. Some of our customers' businesses have been impacted by these headwinds, and as a result, they may continue to reduce their spending or optimize their traffic, which would reduce traffic on our network and revenue. In prior years we also experienced incremental traffic growth from past asset acquisitions. We expect the moderation of traffic growth trends to continue for the remainder of 2026.

•The prices paid by some of our delivery and security customers have declined in recent years at contract renewal due to competition, which negatively impacts our revenue growth rates. We have been able to mitigate some of the negative impacts to our revenue growth rates by upselling incremental solutions to our existing customers. We are taking steps upon contract renewals to sign customers to multi-year contracts that take into account the significant cost increases we have experienced from hyperscaler market dynamics and their traffic volumes to better align unit pricing.

•Revenue from our international operations continues to grow, particularly in terms of traffic growth, new customer acquisition and cross-selling of incremental solutions. Because we publicly report in U.S. dollars, our reported revenue results are negatively impacted when the U.S. dollar strengthens and benefit when the U.S. dollar weakens.

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

Expenses

Our level of profitability is impacted by our expenses, including direct costs to support our revenue such as bandwidth and co-location costs, which includes energy to power our network. We have observed the following trends related to our profitability in recent years:

•Co-location costs are a significant portion of our cost of revenue. As we continue to scale our cloud infrastructure services, including our platform to support AI applications and our multi-year cloud infrastructure services arrangements, we have experienced, and will continue to experience, a significant increase in our co-location costs, particularly as competition for data center space continues to increase, including from hyperscalers. We have entered into, and expect to continue to enter into, longer term leases that include certain financial commitments. The costs of the financial commitments are expensed ratably over the lease term, and, as a result, in some cases, we are incurring costs in advance of these locations being fully utilized. We will need to continue to effectively manage our co-location costs to maintain or improve current levels of profitability.

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

•Depreciation expense related to our network equipment also contributes to our overall expense levels. In recent years, we have invested in our network, particularly as part of building out our platform to support our cloud infrastructure services, which increased our capital expenditures and resulting depreciation expense. We plan to continue investing in our platform to support our faster growing cloud infrastructure services, including support for new enterprise customers and the large multi-year cloud infrastructure services arrangements we entered into in 2026. We are also experiencing a significant increase in server and memory costs due to market dynamics driven by hyperscalers, which will increase our future capital expenditures and resulting depreciation expense.

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

Results of Operations

The following sets forth, as a percentage of revenue, interim condensed consolidated statements of income data for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Costs and operating expenses:
Cost of revenue (exclusive of amortization of acquired intangible assets shown below)	45	41	44	41
Research and development	13	12	13	12
Sales and marketing	15	14	15	14
General and administrative	16	15	16	15
Amortization of acquired intangible assets	2	3	2	3
Restructuring charge (benefit)	—	—	—	—
Total costs and operating expenses (1)	90	84	91	85
Income from operations (1)	10	16	9	15
Interest and marketable securities income, net	4	2	3	2
Interest expense	(1)	(1)	(1)	(1)
Other expense, net	—	—	—	—
Income before provision for income taxes (1)	12	16	11	16
Provision for income taxes	2	3	2	4
Net income (1)	10%	13%	9%	12%

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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	% Change	% Change at Constant Currency	2026	2025	% Change	% Change at Constant Currency
Security	$621,892	$568,437	9%	10%	$1,816,118	$1,651,046	10%	9%
Delivery and other cloud applications	391,266	405,014	(3)	(3)	1,176,401	1,241,974	(5)	(5)
Cloud infrastructure services	108,803	81,179	34	35	302,734	220,243	37	37
Total revenue	$1,121,961	$1,054,630	6%	7%	$3,295,253	$3,113,263	6%	6%

During the three and nine months ended September 30, 2026, the increase in our revenue, as compared to the same periods in 2025, was primarily the result of continued growth in sales of our security and cloud infrastructure services solutions, partially offset by a decline in revenue from our delivery and other cloud applications solutions due to downward pricing of contract renewals.

The increase in security solutions revenue for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, was due to growth in sales of key products in our security solutions portfolio, including our API security, web application and Guardicore segmentation solutions.

The decrease in delivery and other cloud applications solutions revenue for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, was driven by a decrease in delivery revenue due to downward pricing of contract renewals. Additionally, we believe macroeconomic headwinds are causing some delivery and other cloud applications customers to increase their focus on cost optimization, which negatively impacted traffic on our network and had a negative impact on delivery and other cloud applications revenue.

The increase in cloud infrastructure services solutions revenue for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, was due to growth in sales to new and existing customers of our compute solutions, as well as the compute partner solutions running on our platform. Due to the large cloud infrastructure services arrangements we have executed in 2026, which will begin earning revenue in the fourth quarter, and accelerate in 2027, we expect cloud infrastructure services revenue and revenue growth rates to increase, which will primarily be derived in the U.S.

Revenue derived in the U.S. and internationally during the periods presented was as follows (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	% Change	% Change at Constant Currency	2026	2025	% Change	% Change at Constant Currency
U.S.	$558,618	$529,978	5%	5%	$1,652,191	$1,586,324	4%	4%
As a percentage of revenue	50%	50%			50%	51%
International	563,343	524,652	7	9	1,643,062	1,526,939	8	7
As a percentage of revenue	50%	50%			50%	49%
Total revenue	$1,121,961	$1,054,630	6%	7%	$3,295,253	$3,113,263	6%	6%

For the three and nine months ended September 30, 2026 and 2025, no single country outside the U.S. accounted for 10% or more of revenue during these periods. Changes in foreign currency exchange rates negatively impacted our revenue by $6.8 million during the three months ended September 30, 2026 and positively impacted our revenue by $10.6 million during the nine months ended September 30, 2026, as compared to the same periods in 2025.

Cost of Revenue

Cost of revenue consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Co-location costs	$108,501	$86,763	25%	$306,865	$257,713	19%
Bandwidth fees	50,877	46,693	9	157,207	140,163	12
Network build-out and supporting services	86,412	59,524	45	228,210	171,821	33
Payroll and related costs	88,974	84,855	5	270,740	254,223	6
Stock-based compensation, including amortization of prior capitalized amounts	35,728	31,368	14	109,817	92,237	19
Depreciation of network equipment	90,751	82,245	10	259,534	242,394	7
Amortization of internal-use software	43,447	38,084	14	129,548	116,461	11
Total cost of revenue	$504,690	$429,532	17%	$1,461,921	$1,275,012	15%
As a percentage of revenue	45%	41%		44%	41%

The increase in cost of revenue during the three and nine months ended September 30, 2026, as compared to the same periods in 2025, was primarily due to:

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

Research and Development Expenses

Research and development expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Payroll and related costs	$160,091	$150,712	6%	$490,611	$448,257	9%
Stock-based compensation	51,134	42,415	21	153,988	124,486	24
Capitalized salaries and related costs	(80,746)	(75,882)	6	(240,079)	(219,920)	9
Other expenses	10,940	7,475	46	27,296	21,284	28
Total research and development	$141,419	$124,720	13%	$431,816	$374,107	15%
As a percentage of revenue	13%	12%		13%	12%

The increase in research and development expenses during the three and nine months ended September 30, 2026, as compared to the same periods in 2025, was primarily due to higher payroll and related costs and stock-based compensation as a result of headcount growth from our strategic initiatives and the impact of annual merit increases. Additionally, stock-based compensation increased as a result of a new benefit that reduced the service period for retirement eligible employees effective in 2026 and from achievement of our performance-based compensation plan.

Research and development costs are expensed as incurred, other than certain internal-use software development costs eligible for capitalization. Capitalized development costs consist of payroll and related costs for personnel and external consulting expenses involved in the development of internal-use software used to deliver our services and operate our network. During the three months ended September 30, 2026 and 2025, we capitalized $31.7 million and $29.4 million, respectively, of stock-based compensation. During the nine months ended September 30, 2026 and 2025, we capitalized $100.7 million and $87.8 million, respectively, of stock-based compensation. These capitalized internal-use software development costs are amortized to cost of revenue over their estimated useful lives, ranging from two to ten years based on the software developed and its expected useful life.

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

Sales and Marketing Expenses

Sales and marketing expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Payroll and related costs	$115,880	$96,529	20%	$340,950	$285,168	20%
Stock-based compensation	24,682	22,413	10	76,119	67,116	13
Marketing programs and related costs	15,706	16,735	(6)	48,109	44,504	8
Other expenses	8,129	9,190	(12)	26,326	28,449	(7)
Total sales and marketing	$164,397	$144,867	13%	$491,504	$425,237	16%
As a percentage of revenue	15%	14%		15%	14%

The increase in sales and marketing expenses during the three and nine months ended September 30, 2026, as compared to the same periods in 2025, was primarily due to higher payroll and related costs as a result of headcount growth as part of our reinvestment in our go-to-market strategy. Additionally, stock-based compensation increased as a result of a new benefit that reduced the service period for retirement eligible employees effective in 2026 and from achievement of our performance-based compensation plan.

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

General and Administrative Expenses

General and administrative expenses consisted of the following for the periods presented (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Payroll and related costs	$61,923	$57,739	7%	$190,052	$172,708	10%
Stock-based compensation	35,098	30,857	14	109,442	90,595	21
Depreciation and amortization	16,338	16,880	(3)	52,715	49,853	6
Facilities-related costs	22,024	21,680	2	65,705	64,823	1
Provision for doubtful accounts	603	1,190	(49)	4,057	2,896	40
Acquisition-related costs	491	17	NM	1,520	1,386	10
Software and related service costs	17,916	17,618	2	51,701	52,017	(1)
Other expenses	19,844	15,738	26	50,540	45,971	10
Total general and administrative	$174,237	$161,719	8%	$525,732	$480,249	9%
As a percentage of revenue	16%	15%		16%	15%

The increase in general and administrative expenses during the three and nine months ended September 30, 2026, as compared to the same periods in 2025, was primarily due to higher payroll and related costs and stock-based compensation as a result of headcount growth to support our operations and the impact of the annual merit increases. Additionally, stock-based compensation increased as a result of a new benefit that reduced the service period for retirement eligible employees effective in 2026 and from achievement of our performance-based compensation plan. The increase during the three months ended September 30, 2026 was also due to an increase in other expenses related to professional service fees to support our business.

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

Amortization of Acquired Intangible Assets

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2026	2025	% Change	2026	2025	% Change
Amortization of acquired intangible assets	$26,331	$27,783	(5)%	$76,607	$83,141	(8)%
As a percentage of revenue	2%	3%		2%	3%

The decrease in amortization of acquired intangible assets for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, was primarily due to a decrease in the value of acquired intangible assets as a result of impairments of certain completed technologies recognized in the fourth quarter of 2025. Based on acquired intangible assets at September 30, 2026, we expect amortization of acquired intangible assets to be approximately $26.0 million for the remainder of 2026, and $90.1 million, $83.4 million, $79.1 million and $72.8 million for 2027, 2028, 2029 and 2030, respectively.

Restructuring Charge (Benefit)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2026	2025	% Change	2026	2025	% Change
Restructuring charge (benefit)	$2,166	$(15)	NM	$4,174	$3,449	21%
As a percentage of revenue	—%	—%		—%	—%

The restructuring charge for the three and nine months ended September 30, 2026 was driven by management's commitment to an action initiated during the fourth quarter of 2025 to restructure certain parts of the company to align investments and simplify organizational structure to long-term growth priorities, as well as actions related to our acquisitions. We do not expect to incur material additional charges related to these actions.

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

Non-Operating Income

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2026	2025	% Change	2026	2025	% Change
Interest and marketable securities income, net	$41,719	$18,893	121%	$90,938	$52,552	73%
As a percentage of revenue	4%	2%		3%	2%
Interest expense	$(10,630)	$(7,915)	34%	$(27,965)	$(22,866)	22%
As a percentage of revenue	(1)%	(1)%		(1)%	(1)%
Other expense, net	$(1,376)	$(3,837)	(64)%	$(6,013)	$(3,268)	84%
As a percentage of revenue	—%	—%		—%	—%

Interest and marketable securities income, net consists of interest earned on invested cash and marketable securities balances and income and losses on mutual funds that are associated with our employee non-qualified deferred compensation plan. The increase for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, was primarily due to interest earned from marketable securities purchased during the nine months ended September 30, 2026 using proceeds from our convertible senior notes due 2032 and 2030.

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

Provision for Income Taxes

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands)	2026	2025	% Change	2026	2025	% Change
Provision for income taxes	$21,330	$32,995	(35)%	$57,632	$131,527	(56)%
As a percentage of revenue	2%	3%		2%	4%
Effective income tax rate	15%	19%		16%	26%

For the three months ended September 30, 2026, as compared to the same period in 2025, our provision for income taxes decreased due to a decrease in profitability, an increase in the benefit of U.S. federal, state and foreign research and development credits and an increase in the excess tax benefit related to stock-based compensation. These amounts were partially offset by a decrease in foreign income taxed at lower rates. For the nine months ended September 30, 2026, as compared to the same period in 2025, our provision for income taxes decreased due to an increase in the excess tax benefit related to stock-based compensation, a decrease in profitability, an increase in the benefit of U.S. federal, state and foreign research and development credits and a change in the valuation allowance recorded against state credits. These amounts were partially offset by a decrease in foreign income taxed at lower rates.

For the three months ended September 30, 2026, our effective income tax rate was lower than the federal statutory tax rate due to the benefit of U.S. federal, state and foreign research and development credits, foreign income taxed at lower rates and a change in the valuation allowance recorded against state credits. These items were partially offset by non-deductible stock-based compensation and non-deductible transfer pricing. For the nine months ended September 30, 2026, our effective income tax rate was lower than the federal statutory tax rate due to the benefit of U.S. federal, state and foreign research and development credits, the excess tax benefit related to stock-based compensation and foreign income taxed at lower rates. These amounts were partially offset by non-deductible stock-based compensation and non-deductible transfer pricing.

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

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2026. The OBBBA did not have a material impact on our interim condensed consolidated financial statements.

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

The following table reconciles GAAP income from operations to non-GAAP income from operations and non-GAAP operating margin for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Income from operations	$108,721	$166,024	$303,499	$472,068
Amortization of acquired intangible assets	26,331	27,783	76,607	83,141
Stock-based compensation	131,917	115,423	406,888	340,177
Amortization of capitalized stock-based compensation and capitalized interest expense	16,028	12,753	46,478	37,400
Restructuring charge (benefit)	2,166	(15)	4,174	3,449
Acquisition-related costs	491	17	1,520	1,386
Non-GAAP income from operations	$285,654	$321,985	$839,166	$937,621

GAAP operating margin	10%	16%	9%	15%
Non-GAAP operating margin	25%	31%	25%	30%

The following table reconciles GAAP net income to non-GAAP net income for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$117,104	$140,170	$302,827	$366,959
Amortization of acquired intangible assets	26,331	27,783	76,607	83,141
Stock-based compensation	131,917	115,423	406,888	340,177
Amortization of capitalized stock-based compensation and capitalized interest expense	16,028	12,753	46,478	37,400
Restructuring charge (benefit)	2,166	(15)	4,174	3,449
Acquisition-related costs	491	17	1,520	1,386
Amortization of debt issuance costs	4,572	1,926	9,752	5,176
Gain on cost method investments, net	—	—	—	(9,313)
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(36,525)	(29,150)	(111,079)	(52,016)
Non-GAAP net income	$262,084	$268,907	$737,167	$776,359

The following table reconciles GAAP net income per diluted share to non-GAAP net income per diluted share for the periods presented (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP net income per diluted share	$0.77	$0.97	$2.00	$2.50
Amortization of acquired intangible assets	0.17	0.19	0.51	0.57
Stock-based compensation	0.87	0.80	2.68	2.31
Amortization of capitalized stock-based compensation and capitalized interest expense	0.11	0.09	0.31	0.25
Restructuring charge (benefit)	0.01	—	0.03	0.02
Acquisition-related costs	—	—	0.01	0.01
Amortization of debt issuance costs	0.03	0.01	0.06	0.04
Gain on cost method investments, net	—	—	—	(0.06)
Income tax effect of above non-GAAP adjustments and certain discrete tax items	(0.24)	(0.20)	(0.73)	(0.35)
Adjustment for shares (1)	0.04	—	0.11	—
Non-GAAP net income per diluted share (2)	$1.77	$1.86	$4.97	$5.28

Shares used in GAAP per diluted share calculations	151,166	144,811	151,625	147,041
Impact of benefit from note hedge transactions (1)	(3,449)	—	(3,380)	—
Shares used in non-GAAP per diluted share calculations (1)	147,717	144,811	148,245	147,041

(1) Shares used in non-GAAP per diluted share calculations have been adjusted for the three and nine months ended September 30, 2026, for the benefit of our note hedge transactions. During these periods, our average stock price was in excess of one or more of our convertible senior notes' initial conversion prices. See further definition below.
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

The following table reconciles GAAP net income to Adjusted EBITDA and Adjusted EBITDA margin for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$117,104	$140,170	$302,827	$366,959
Interest and marketable securities income, net	(41,719)	(18,893)	(90,938)	(52,552)
Provision for income taxes	21,330	32,995	57,632	131,527
Depreciation and amortization	149,622	136,428	438,845	406,489
Amortization of capitalized stock-based compensation and capitalized interest expense	16,028	12,753	46,478	37,400
Amortization of acquired intangible assets	26,331	27,783	76,607	83,141
Stock-based compensation	131,917	115,423	406,888	340,177
Restructuring charge (benefit)	2,166	(15)	4,174	3,449
Acquisition-related costs	491	17	1,520	1,386
Interest expense	10,630	7,915	27,965	22,866
Gain on cost method investments, net	—	—	—	(9,313)
Other expense, net	1,376	3,837	6,013	12,581
Adjusted EBITDA	$435,276	$458,413	$1,278,011	$1,344,110

Net income margin	10%	13%	9%	12%
Adjusted EBITDA margin	39%	43%	39%	43%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of debt and equity securities and cash generated by operations. As of September 30, 2026, our cash, cash equivalents and marketable securities, which are detailed in Note 2 to the interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, totaled $4.2 billion. We place our cash investments in instruments that meet high-quality credit standards, as specified in our investment policy. Our investment policy is also designed to limit the amount of our credit exposure to any one issue or issuer and seeks to manage these assets to achieve our goals of preserving principal and maintaining adequate liquidity at all times.

Changes in cash, cash equivalents and marketable securities are dependent upon changes in, among other things, working capital items such as accounts receivable, deferred revenue, accounts payable, various accrued expenses and operating lease obligations, as well as changes in our capital and financial structure due to common stock repurchases, debt repayments and issuances, purchases and sales of marketable securities, capital expenditures, cash paid for acquisitions and similar events. We believe our strong balance sheet, cash position, cash flows from operations and access to funds available under our revolving credit facilities are important competitive differentiators that provide the financial stability and flexibility to enable us to continue to make investments at opportune times, including in support of our large, multi-year cloud infrastructure services arrangements.

As of September 30, 2026, we had cash and cash equivalents of $421.0 million held in accounts outside the U.S. The U.S. Tax Cuts and Jobs Act establishes a territorial tax system in the U.S., which provides companies with the potential ability to repatriate earnings with minimal U.S. federal income tax impact. As a result, our liquidity is not expected to be materially impacted by the amount of cash and cash equivalents held in accounts outside the U.S.

Cash Provided by Operating Activities

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Net income	$302,827	$366,959
Non-cash reconciling items included in net income	967,535	891,833
Changes in operating assets and liabilities	(198,551)	(106,611)
Net cash provided by operating activities	$1,071,811	$1,152,181

The decrease in cash provided by operating activities for the nine months ended September 30, 2026, as compared to the same period in 2025, was due to timing of customer collections, higher payroll and related costs due to increased headcount and higher lease payments for co-location facilities as we expand our network.

Cash Used in Investing Activities

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Cash (paid) received for business acquisitions, net of cash acquired	$(191,271)	$790
Cash paid for asset acquisition	—	(29,930)
Purchases of property and equipment and capitalization of internal-use software development costs	(1,022,755)	(614,805)
Net marketable securities activity	(2,117,531)	474,959
Other, net	(2,895)	(5,365)
Net cash used in investing activities	$(3,334,452)	$(174,351)

The increase in cash used in investing activities during the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to:

•an increase in purchases of marketable securities using proceeds from our convertible senior notes, which were issued in May 2026;
•increased purchases of property and equipment related to network expansion, primarily to support our cloud infrastructure services; and
•the acquisition of LayerX Security Ltd. in July 2026.

Net Cash Provided by (Used in) Financing Activities

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Net convertible senior notes activity	$3,215,560	$276,839
Activity related to stock-based compensation	(111,099)	(61,084)
Repurchases of common stock	(615,744)	(799,963)
Other, net	(1,536)	(2,126)
Net cash provided by (used in) financing activities	$2,487,181	$(586,334)

The increase in cash provided by (used in) financing activities during the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to our net convertible senior notes activity. In May 2026, we issued $3,500.0 million in par value of convertible senior notes. In May 2025, we issued $1,725.0 million in par value of convertible senior notes and repaid $1,150.0 million in convertible senior notes which were due in May 2025.

In May 2024, our board of directors authorized a $2.0 billion share repurchase program, effective May 2024 through June 2027. During the nine months ended September 30, 2026, we repurchased 5.0 million shares of common stock at a weighted average price of $123.19 per share for an aggregate of $615.7 million. As of September 30, 2026, $564.8 million remained available for future share repurchases under the authorization program. Our goals for the share repurchase program are to offset the dilution created by our employee equity compensation programs over time and provide the flexibility to return capital to stockholders as business and market conditions warrant, while still preserving our ability to pursue other strategic opportunities. We paused our share repurchases during the three months ended September 30, 2026 as we continue to invest in our platform to support cloud infrastructure services. The timing and amount of any future share repurchases is determined by our management based on its evaluation of market conditions, opportunities in the market and constraints on our liquidity.

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

As of September 30, 2026, we had $7,640.0 million of convertible senior notes outstanding that are senior unsecured obligations and bear interest payable semi-annually in arrears, except for the 2030 Notes and 2032 Notes, which have zero coupon interest. These notes mature between September 2027 and May 2033. The terms of the notes and related hedge and warrant transactions are discussed more fully in Note 7 to the interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Revolving Credit Facilities

In January 2025, we entered into a $150.0 million uncommitted revolving credit agreement ("2025 Credit Agreement"). Any outstanding borrowings are secured by collateral, consisting primarily of available-for-sale marketable securities. The 2025 Credit Agreement does not expire but is cancellable at any time and any borrowings can be due on demand. Borrowings under the 2025 Credit Agreement will bear a specified interest rate, based on the Secured Overnight Financing Rate, and interest period at the time of the confirmed borrowing. There were no outstanding borrowings under the 2025 Credit Agreement as of September 30, 2026.

In November 2022, we entered into a revolving credit agreement ("2022 Credit Agreement"), which was amended in May 2025 to increase the aggregate revolving commitments to $1.0 billion, which allows us to borrow up to $1.0 billion at various interest rates and contains customary representations and warranties, affirmative and negative covenants and events of default. The 2022 Credit Agreement expires on November 22, 2028. As of September 30, 2026, we were in compliance with all covenants. There were no outstanding borrowings under the 2022 Credit Agreement as of September 30, 2026.

The terms of the revolving credit agreements are discussed more fully in Note 7 to the interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Operating Leases

We have entered into operating leases for real estate assets related to office space and co-location assets related to space or racks at co-location facilities and related equipment for our servers and other networking equipment. In addition, we have entered into an operating lease with a data center operator for space in the Virginia area that we contemporaneously subleased to an affiliate of a large social media customer. A portion of the space at the subleased data center commenced in 2025, and the remainder of the space commenced in January 2026. Both the lease payments and associated sublease income are expected to substantially offset each other. In addition, as we meet our obligations under our large multi-year cloud infrastructure services arrangements, we have begun entering into operating leases for additional co-location space. As of September 30, 2026, we had additional operating leases for co-location arrangements that had not yet commenced of $2.4 billion, of which a majority are expected to commence by the end of 2027, with lease terms of one year to twenty years. Subsequent to September 30, 2026, we have added and expect to continue to add additional co-location lease commitments over the next year in support of these large cloud infrastructure services arrangements.

Purchase Commitments

We enter into long-term agreements with network and internet service providers for bandwidth, as well as execute purchase orders for the purchase of goods or services in the ordinary course of business, which may contain minimum commitments. These minimum commitments may vary from period to period depending on the timing and length of contract renewals with our vendors, and on our plans for network expansion, including our expansion plans related to our cloud infrastructure services. Additionally, we have entered into agreements to purchase servers and related equipment to support our large multi-year cloud infrastructure services arrangements, most of which include customary cancellation clauses; however, approximately $1.0 billion of these commitments are noncancellable, except upon customer cancellation.

Liquidity Outlook

Based on our present business plans, we expect our current cash, cash equivalents and marketable securities balances our forecasted cash flows from operations and access to funds available under our revolving credit facilities to be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating costs, include our expected capital and other expenditures in support of our large, multi-year cloud infrastructure services arrangements; investments in information technology; potential strategic acquisitions; lease and purchase commitments; repayment of our convertible senior notes due in 2027 and settlements of other liabilities.

In connection with our recently announced large, multi-year cloud infrastructure services arrangements, we expect to incur significant capital expenditures over the next several years, which we estimate to be approximately $6.8 billion. We currently expect these expenditures to begin in the fourth quarter of 2026, accelerate in 2027 and continue into 2028, primarily to secure and deploy the infrastructure and equipment necessary to support these arrangements. These investments are expected to precede a significant portion of the related customer cash inflows as the infrastructure is deployed and services commence and ramp over time. While we currently expect to fund these investments through our existing cash, cash equivalents and marketable securities, cash flows from operations and available borrowing capacity, the timing and magnitude of these expenditures relative to anticipated cash inflows could impact our future liquidity requirements. Accordingly, we may evaluate a range of financing alternatives to address our liquidity and capital needs with consideration given to potential dilution to shareholders, particularly if the timing of capital expenditures, customer payments or other cash flows differs from our current expectations. As our large, multi-year cloud infrastructure services arrangements ramp, we expect a meaningful increase in cash flows from operations beginning in 2028, which we expect will enhance our ability to fund our operations and investments from internally generated cash and reduce leverage over time.

Off-Balance Sheet Arrangements

We have entered into indemnification agreements with third parties, including vendors, customers, landlords, our officers and directors, stockholders of acquired companies, joint venture partners and third parties to which we license technology. Generally, these indemnification agreements require us to reimburse losses suffered by a third party due to various events, such as lawsuits arising from patent or copyright infringement or our negligence. These indemnification obligations are considered off-balance sheet arrangements in accordance with the authoritative guidance for guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See also Note 13 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2025 for further discussion of these indemnification agreements. The fair value of guarantees issued or modified during the nine months ended September 30, 2026 was determined to be immaterial.

As of September 30, 2026, we did not have any additional material off-balance sheet arrangements.

Significant Accounting Policies and Estimates

See Note 1 to the interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for information regarding significant accounting policy updates. See also Note 2 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2025. Other than the policies described in Note 1, there have been no material changes to our significant accounting policies and estimates from those reported in our annual report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    Our portfolio of cash equivalents and short- and long-term investments is maintained in a variety of securities that are detailed in Note 2 to the interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. The majority of our investments are classified as available-for-sale securities and carried at fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes. If market interest rates were to increase by 100 basis points, reflected uniformly across the yield curve regardless of the duration to maturity, from September 30, 2026 levels, the fair value of our available-for-sale portfolio would decline by approximately $25.5 million.

As of September 30, 2026, we had $7,640.0 million in aggregate principal amount of convertible senior notes outstanding that are senior unsecured obligations with fixed annual interest rates. The terms of the notes are discussed more fully in Note 7 to the interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q. Due to the fixed annual interest rate, these notes do not give rise to financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the notes at face value less an unamortized discount on our interim condensed consolidated balance sheet, and we present the fair value for required disclosure purposes only.

Our exposure to risk for changes in interest rates relates primarily to any borrowings under our credit agreements, which have variable rates of interest. As of September 30, 2026, we had no outstanding borrowings under the 2025 Credit Agreement or the 2022 Credit Agreement.

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

Transaction Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than functional currencies result in gains and losses that are reflected in our interim condensed consolidated statements of income. We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in our interim condensed consolidated statements of income within other expense, net. Foreign currency transaction gains and losses from these forward contracts were determined to be immaterial during the nine months ended September 30, 2026. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited to certain customers to which we make substantial sales. Our customer base consists of a large number of geographically dispersed customers diversified across numerous industries. We believe that our accounts receivable credit risk exposure is limited. As of September 30, 2026, no customer had an accounts receivable balance greater than 10% of total accounts receivable. As of December 31, 2025, there was one customer with an accounts receivable balance of 10% of total accounts receivable. We believe that at September 30, 2026, the concentration of credit risk related to accounts receivable was insignificant.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•Our recently announced cloud infrastructure services contracts with Anthropic may increase our exposure to a single cloud customer, require substantial investments before we recognize the associated revenue and depend on our ability to obtain and deploy hardware and related capacity on time.
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

Our revenue from cloud infrastructure services may become increasingly dependent on Anthropic, and a disruption in that relationship could adversely affect our business.

In September 2026, we entered into two additional project plans under our existing master services agreement with Anthropic pursuant to which Anthropic has committed to pay us approximately $11.6 billion in the aggregate over the project plans' initial seven-year terms, which begin on their respective service start dates. We expect Anthropic to become a significant cloud infrastructure services customer as we make capacity available under these project plans. As a result, we expect our future results will become more dependent on Anthropic’s business, financial condition and ability and willingness to perform its obligations.

We may not realize the anticipated revenue on the timetable we expect, or at all, if we are unable to satisfy delivery or service availability requirements, Anthropic disputes, or fails to make, payments, or either party exercises an applicable termination right. Delays in making capacity available or in meeting contractual specifications could also impair the relationship. We expect to devote substantial resources and incur costs to support these project plans, some of which may be difficult to recover or redirect if the relationship ends or anticipated revenue is delayed. If we do not maintain the relationship or realize the anticipated revenue, our business, results of operations, cash flows and financial condition could be adversely affected.

We may in the future derive a material portion of our revenue from a limited number of customers, and, if so, the loss of, or a significant reduction in purchases by, any of these customers, or their failure to perform their obligations, could adversely affect our business, results of operations and cash flows.

We may in the future derive a material portion of our revenues from a limited number of our customers. Any future concentration of our customer base increases risks related to the financial condition of our customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material adverse effect on our results of operations and cash flows. If any such customers change their business requirements or focus, vendor selection, project prioritization, or purchasing behavior, or are parties to consolidation transactions, they may delay, suspend, reduce, or cancel their purchases of our products or services and our business, financial condition, and results of operations may be adversely affected.

Global conditions have in the past and may in the future harm our industry, business and results of operations.

Because we operate globally, our business, revenues and profitability are impacted by global macroeconomic and geopolitical conditions. The success of our activities is affected by general economic, political and market conditions, including, inflation, foreign exchange rates, interest rates, tax rates, supply chain issues, energy prices or supply disruptions, economic uncertainty or contraction, political instability, warfare or acts of terrorism, public health crises, changes in laws, policy- and regulatory-related changes resulting from U.S. and non-U.S. government and regulators' actions and regulatory priorities, trade barriers including announced or expected tariffs, changes in export controls, the actual or perceived failure or financial difficulties of financial institutions, reduced consumer confidence and spending and economic and trade sanctions. Global and regional economic and geopolitical conditions can impact our customers, potentially making non-U.S. companies reluctant to enter into contracts with U.S. providers or to permit cross-border data transfers. Such conditions can also cause customers to take cost-savings measures, such as optimization and DIY initiatives, reduction or delay of information technology spending, contract renegotiation and lengthening of procurement and sales cycles, which have in the past and may in the future negatively impact our revenues by reducing traffic on our network. The U.S. capital markets have recently experienced and may continue to experience extreme volatility and disruption and inflation rates in the U.S. have been elevated compared to historical rates and have fluctuated. In addition, the current U.S. presidential administration has imposed or indicated an intention to impose tariffs or export controls (including on advanced computing and networking technologies and services) on certain countries that could further adversely impact trade relations, result in higher costs and decreased purchasing power of our customers, put increased pressure on supply chains and create general market instability. Such economic volatility has in the past and could in the future adversely affect our business, financial condition, results of operations and cash flows and future market disruptions could negatively impact us. For example, these unfavorable economic conditions could slow our revenue growth or increase our operating costs, which could negatively impact our profitability. Geopolitical destabilization, the escalation of international tensions and warfare, including the ongoing U.S.-Israel military conflict with Iran and related hostilities in the Middle East, have impacted and could continue to impact global currency exchange rates, resources from our suppliers, availability or pricing of energy and other inputs, our ability to compete effectively and our ability to operate or grow our business. The emergence of armed conflict targeting commercial technology infrastructure, including physical attacks on data centers, could further disrupt global supply chains, impair availability of critical cloud and network services and heighten operational risks for technology companies, including us. Cybersecurity threats can also intensify during periods of geopolitical destabilization, increasing the risk of attempted attacks on our systems, suppliers and customers.

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

We and the third-parties upon which we rely face a variety of evolving threats, which could cause cybersecurity incidents and/or data breaches, such as cyber-attacks, malicious internet-based activity, online and offline fraud and other similar activities. Such threats are prevalent and continue to rise, are increasingly difficult to detect and come from a variety of sources and may be enhanced or facilitated by AI. In particular, advances in AI capabilities, including increasingly sophisticated AI models and associated coding agents capable of autonomously discovering and exploiting software vulnerabilities, are expected to become more broadly accessible over time, including to nation-state actors and other well-resourced threat actors. The availability of such capabilities could materially increase the speed, scale and effectiveness of cyberattacks against us, our customers and third-party providers. These same capabilities may also be used, by security researchers, by malicious actors and by us, to identify vulnerabilities in our software, infrastructure and the third-party components on which we rely. We are identifying a substantially greater volume of vulnerabilities requiring remediation than in the past, and the broader availability of AI-enabled vulnerability discovery tools could reduce the time available to assess and prioritize vulnerabilities and to develop, test and deploy patches or other mitigations. These developments place significant and growing pressure on our vulnerability management, product development and security operations functions, may require increased investment, and increase the risk that we fail to remediate a significant vulnerability before it is exploited. We regularly face attempts to gain unauthorized access or deliver malicious software to Akamai's platforms, products and services and our internal IT systems, with the goal of stealing proprietary information related to our business, products, employees and customers; disrupting our systems and services or those of our customers or others; or demanding ransom to return control of such systems and services. These attempts take a variety of forms, including DDoS attacks, infrastructure attacks, botnets, malicious file uploads, computer malware, application abuse, credential abuse, social engineering (including phishing attacks), ransomware, bugs, viruses, worms, malicious software programs, business email compromises, misuse of employee credentials and wrongful conduct by insider employees or vendors, all of which may be enhanced or facilitated by AI. Further, attempts to disrupt or gain unauthorized access to our and our third-party vendors' information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by AI. Malicious actors are known to attempt to fraudulently induce employees and suppliers to disclose sensitive information through illegal electronic spamming, phishing or other tactics. Other parties may attempt to gain unauthorized physical access to our facilities in order to infiltrate our internal-use information systems. Furthermore, nation state and hacktivist attacks against us or our customers have in the past and may in the future intensify during periods of heightened geopolitical tensions or armed conflict, such as the ongoing war in Ukraine and the U.S.-Israel military conflict with Iran and related hostilities in the Middle East. We may not be able to anticipate the techniques used in such attacks, as they change frequently and may not be recognized until launched. The rapidly changing technological and geopolitical landscape may also create new, unexpected, or unknown risks for which we may not immediately be prepared, requiring increased risk mitigation expenditures.

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

In September 2026, following our entry into two additional project plans under our existing master services agreement with Anthropic, we entered into an agreement under which Lenovo Global Technologies Ireland International Limited (“Lenovo”) will provide hardware products, software programs and related services, and issued a build request under our existing agreement with Jabil Inc. (“Jabil”), which provides contract manufacturing and related services, including the manufacture of customized server hardware. Disruptions in the supply, manufacture or delivery of equipment under these arrangements could result in our failure to satisfy delivery or service availability requirements under our agreement with Anthropic, delay our ability to expand or maintain capacity or increase our costs. These risks could adversely affect our business, financial condition, results of operations and cash flows.

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

Some jurisdictions, particularly the European Union (the "EU"), are also exploring broader “digital sovereignty” frameworks placing operational, ownership and control requirements that must be met to provide services to certain markets or sectors. These measures have gathered steam over the past year based on the emergence of geopolitical tensions, including between the U.S. and Europe. Together with limits on cross‑border data transfers and government access or audit obligations, they may prevent us from providing services in certain cases, or require us to provide in‑country or region‑specific hosting, rely on designated local partners, modify or limit features, or maintain segregated environments and duplicative infrastructure, routing, logging and support models. These developments could decrease our addressable market, increase our costs and complexity, lengthen sales cycles, limit the functionality or performance of our services in some markets and reduce economies of scale. These risks may accelerate or vary by region due to geopolitical factors, including changes in sanctions, export or import controls, tariffs and other trade restrictions, or regional conflicts.

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

In addition, enactment and expansion of laws related to the use of AI and machine learning in our operations and increased regulation of cloud service providers also could increase the costs of doing business, subject us to potential liability or regulatory risk and introduce other disadvantages to our business, including brand or reputational harm. U.S. states have advanced and, in some cases, enacted numerous AI governance laws, creating a complicated legislative patchwork that may be litigated in state and federal courts, notwithstanding a December 2025 executive order endorsing a federal moratorium on enforcement of state AI laws. In Europe, the EU began implementing the Artificial Intelligence Act (the "AI Act") on August 1, 2024. The AI Act, which may be amended as part of the EU's Digital Omnibus, imposes significant obligations on providers and deployers of high-risk AI systems, and non-compliance can lead to substantial fines. If we develop or use AI systems governed by these laws or regulations, we may face burdensome and costly compliance obligations relating to data quality, transparency, human oversight and ethical and administrative requirements, as well as significant enforcement actions or litigation in the event of any perceived non-compliance. Interpretations of laws or regulations that would subject us to regulatory enforcement actions, supervision or, alternatively, require us to exit a line of business or a country, could lead to the loss of significant revenues and have a negative impact on the quality of our solutions. Engineering efforts to build new capabilities to facilitate compliance with law enforcement access requirements, content access restrictions or other regulations could require us to take on substantial expenses and divert engineering resources from other projects. These circumstances could harm our profitability.

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

As of the date of this report, we had total principal amount of $1,150.0 million of convertible senior notes outstanding due in 2027, total principal amount of $1,265.0 million of convertible senior notes outstanding due in 2029, total principal amount of $1,750.0 million of convertible senior notes outstanding due in 2030, total principal amount of $1,750.0 million of convertible senior notes outstanding due in 2032 and total principal amount of $1,725.0 million of convertible senior notes outstanding due in 2033. In November 2022, we entered into a credit agreement, which was amended in May 2025 to increase the aggregate revolving commitments to $1.0 billion. We also entered into a credit agreement in January 2025 providing for a $150.0 million revolving credit facility. As of September 30, 2026, there were no outstanding borrowings under the credit facilities. Our ability to repay any amounts we borrow under our credit facility, refinance the notes, make cash payments in connection with conversions of the notes or repurchase the notes in the event of a fundamental change (as defined in the applicable indenture governing the notes) will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through future borrowing under the credit facility or the issuance of the convertible senior notes in an optimally productive and profitable manner. In particular, we may use the cash raised from our recent convertible senior notes financing more rapidly than we currently anticipate, including for capital expenditures, acquisitions, share repurchases or other strategic investments, which could reduce our liquidity, put pressure on our gross and operating margins and adversely affect our financial condition and results of operations. In addition, our capital expenditures have increased in recent periods, and we expect they will continue to increase as we invest in expanding our cloud infrastructure services, AI capabilities and network capacity. As our capital expenditures increase, we may need to raise additional capital through additional financing activities. These growing capital expenditures, together with ongoing operating expenses and our obligations to service our substantial indebtedness, have reduced and may continue to reduce our cash flow. A sustained decline in cash flow could limit our financial flexibility, restrict our ability to fund operations or pursue strategic opportunities, and increase our vulnerability to adverse changes in general economic and industry conditions. As a result, we may need to borrow under our existing credit facility or raise additional funds in the future. If we are unable to remain profitable, raise additional funds, or if we use more cash than we generate in the future, our level of indebtedness at such time could adversely affect our operations by increasing our vulnerability to adverse changes in general economic and industry conditions and by limiting or prohibiting our ability to obtain additional financing for additional capital expenditures, acquisitions and general corporate and other purposes. If we do not have sufficient cash upon conversion of the notes or to repurchase the notes if required by purchasers in accordance with the terms thereof, we would be in default under the terms of the notes, which could seriously harm our business. Although the terms of our credit facilities include certain covenants that potentially limit our future indebtedness, the terms of the notes do not. If we incur significantly more debt, this could intensify the risks described above. In addition, if we are unable to obtain financing to fund additional capital expenditures, acquisitions and general corporate and other purposes on reasonable terms, or at all, then our business, operations and financial condition may be harmed.

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

Exercise of the Warrant issued to Anthropic could dilute our common stockholders.

In September 2026, we issued Anthropic a Warrant to purchase up to 387,051 shares of our Series B Non-Voting Convertible Preferred Stock, representing up to 7,741,020 shares of common stock on an as-converted basis, subject to adjustment. The Warrant vests in tranches upon a specified payment and additional contractual commitments, subject to its conditions. If the vested portion of the Warrant is exercised and the resulting shares of Series B Non-Voting Convertible Preferred Stock convert into common stock upon qualifying transfers, existing common stockholders would be diluted. The potential issuance of these shares of common stock, or the market’s perception of that potential issuance, could also adversely affect the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following is a summary of our repurchases of our common stock in the third quarter of 2026 (in thousands, except share and per share data):

Period (1)	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share (3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (4)
July 1, 2026 – July 31, 2026	—	$—	—	$564,770
August 1, 2026 – August 31, 2026	—	—	—	564,770
September 1, 2026 – September 30, 2026	—	—	—	564,770
Total	—	$—	—

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
Item 5. Other Information

(c) Director and Officer Trading Arrangements

During the three months ended September 30, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit 3.1
Certificate of Designations for the Series B Non-Voting Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware and effective September 18, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 24, 2026)

Exhibit 4.1†^
Warrant Agreement, dated September 18, 2026, by and between the Company and Anthropic, PBC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 24, 2026)

Exhibit 10.1*†^	Master Services Agreement, dated May 5, 2026, by and between the Company and Anthropic, PBC
Exhibit 10.2*†^	Master Product and Services Agreement, dated September 23, 2026, by and between the Company and Lenovo Global Technologies Ireland International Limited
Exhibit 10.3*†^	Master Services Agreement, dated as of May 23, 2019, by and between the Company and Jabil Inc.
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.INS)

*	Submitted electronically herewith
†	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Item 601(b)(10)(iv) of Regulation S-K
^	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish a copy of all omitted schedules and exhibits upon request by the Securities and Exchange Commission.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, (v) Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2026 and 2025 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Akamai Technologies, Inc.

November 6, 2026	By:	/s/ Edward McGowan
Edward McGowan
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)